Form 10-Q
period 2013-09-30
ContraVir Pharmaceuticals, Inc.
filed 2013-11-19
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:

CONTRAVIR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 2012, New York, New York 10170

(Address of principal executive offices) (Zip Code)

(212) 297-0020

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of the registrant’s shares of common stock outstanding was 9,000,000 as of November 18, 2013.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2013 (unaudited) and June 30, 2013	3
	Statements of Operations for the Three Months Ended September 30, 2013 and the period May 15, 2013 (Inception) to September 30, 2013 (unaudited)	4
	Statements of Changes in Stockholders’ Deficit for the period May 15,2013 (Inception) to September 30, 2013 (period from July 1 to September 30, 2013 is unaudited)	5
	Statements of Cash Flows for the Three Months Ended September 30, 2013 and for the period May 15, 2013 (Inception) to September 30, 2013 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II—OTHER INFORMATION

Item 6.	Exhibits	12

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED BALANCE SHEETS

	September 30, 2013 (unaudited)	June 30, 2013
ASSETS
Current Assets:
Cash	$76,004	$86,716

Total Assets	$76,004	$86,716
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$28,009	$3,617
Accrued expenses	36,000	40,000
Due to parent	132,514	83,266
Demand note payable to parent and accrued interest	202,038	100,328

Total Current Liabilities	398,561	227,211

Stockholder’s Deficiency:
Preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares, none issued and outstanding.	—	—
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 9,000,000 shares.	900	900
Additional paid-in capital	(900)	(900)
Deficit accumulated during development stage	(322,557)	(140,495)

Total Stockholder’s Deficiency	(322,557)	(140,495)

Total Liabilities and Stockholder’s Deficiency	$76,004	$86,716

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	For the period May 15, 2013 (inception) to
	September 30, 2013	September 30, 2013
Revenues	$—	$—

Costs and Expenses:
Research and development	13,638	31,379
General and administrative	166,713	289,140

Loss from Operations	(180,351)	(320,519)

Interest expense	(1,711)	(2,038)
Net loss	$(182,062)	$(322,557)

Weighted Average Common Shares Outstanding
Basic and Diluted	9,000,000

Net Loss per Common Share
Basic and Diluted	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholder’s Deficiency
Balance at inception, May 15, 2013	—	$—	$—	$—	$—
Issuance of Common Stock	9,000,000	900	(900)	—	—
Net loss for the period	—	—	—	(140,495)	(140,495)

Balance June 30, 2013	9,000,000	$900	$(900)	$(140,495)	$(140,495)
Net loss for the period	—	—	—	(182,062)	(182,062)
Balance September 30, 2013 (Unaudited)	9,000,000	$900	$(900)	$(322,557)	$(322,557)

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended	Period from May 15, 2013 (Inception) to
	September 30, 2013	September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(182,062)	$(322,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense on note payable to parent	1,711	2,038
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to parent	69,639	196,523

Total Adjustments	71,350	198,561

Net Cash used in Operating Activities	(110,712)	(123,996)

Cash Flows From Financing Activities:
Proceeds from demand note payable to parent	100,000	200,000
Net Cash provided by Financing Activities	100,000	200,000

Net increase in cash	(10,712)	76,004
Cash at beginning of period	86,716	—

Cash at end of period	$76,004	$76,004

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or “chickenpox”.

2. Basis of Presentation and Going Concern

These unaudited financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s interim financial information. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2013 contained in the Company’s initial Form 10 Registration Statement (“Form 10”) filed with the Securities Exchange Commission (“SEC”) on August 8, 2013, as amended September 20, 2013 and October 22, 2013.

ContraVir is a wholly owned subsidiary of Synergy Pharmaceuticals Inc. (“Synergy”). ContraVir was organized in Delaware on May 15, 2013 (inception) for the purpose of developing Synergy’s FV-100 assets, which Synergy had previously acquired under an Asset Purchase Agreement, dated August 17, 2012 (the “BMS Purchase Agreement”), with Bristol-Myers Squibb Company (“BMS”).

Pursuant to the BMS Purchase Agreement Synergy purchased from BMS certain assets defined as “Acquired Assets” and assumed from BMS certain liabilities defined as “Assumed Liabilities”, in each case relating to the business being conducted by BMS as of the date of the BMS Purchase Agreement, consisting of the research, development, product design and related activities of BMS relating solely to FV-100, the valyl ester pro-drug of Cf1743, a bicyclic nucleoside analogue (the “FV-100 Product”).

On June 10, 2013 ContraVir and Synergy entered into a Contribution Agreement, as amended and restated August 5, 2013 (the “Contribution Agreement”), to transfer to ContraVir the FV-100 Product, in exchange for the issuance to Synergy of 9,000,000 shares of ContraVir common stock, par value $0.0001 per share (the “Common Stock”), representing 100% of the outstanding shares of Common Stock as of immediately following such issuance. During the period from August 17, 2012 through June 10, 2013 Synergy made no expenditures related to the research and development of FV-100, thus, ContraVir determined that the acquired asset did not meet the definition of a business, as defined in ASC 805, “Business Combinations” and was accounted for under ASC 350, “Intangibles Goodwill and Other” as an acquisition of assets. The acquisition of this asset was accounted for at Synergy’s net book value which was zero.

Going Concern

As of September 30, 2013 ContraVir had $76,004 in cash. Net cash used in operating activities was $110,712 for the three months ended September 30, 2013 and $123,996 for the period May 15, 2013 (inception) to September 30, 2013.  Net loss for the three months ended September 30, 2013 was $182,062 and $322,557 for the period May 15, 2013 (inception) to September 30, 2013.  As of September 30, 2013 ContraVir had a negative working capital and a stockholder’s deficiency of $322,557.

These unaudited financial statements have been prepared under the assumption that the Company will continue as a going concern. ContraVir’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ContraVir will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidate and to continue to fund operations at the current cash expenditure levels. ContraVir cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that ContraVir raises additional funds by issuing equity securities, ContraVir’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact ContraVir’s ability to conduct business. If ContraVir is unable to raise additional capital when required or on acceptable terms, ContraVir may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product its candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidate or products that ContraVir would otherwise seek to develop or commercialize ourselves on unfavorable terms.

3. Recent Accounting Pronouncements

There are no recent accounting pronouncements affecting the Company.

4. Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and notes payable. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

5. Stockholder’s Deficiency

On June 10, 2013, ContraVir and Synergy entered into a Contribution Agreement, as amended and restated August 5, 2013, to transfer to ContraVir the FV-100 Product, in exchange for the issuance to Synergy of 9,000,000 shares of ContraVir common stock, par value $0.0001 per share (the “Common Stock”), representing 100% of the outstanding shares of Common Stock as of immediately following such issuance.

6. Accounting for Shared-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 1,500,000 shares of common stock issuable pursuant to the Plan and has not issued any stock options as of September 30, 2013.

7. Income Taxes

At September 30, 2013, ContraVir has net operating loss carry forwards (“NOLs”) aggregating approximately $322,000, which, if not used, expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of ContraVir pursuant to Internal Revenue Code Section 382.

ContraVir records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to ContraVir’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2013. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

ContraVir has no uncertain tax positions subject to examination by the relevant tax authorities as of September 30, 2013 because no tax returns have yet been filed for the period May 15, 2013 (inception) to September 30, 2013. ContraVir will file U.S. and state income tax returns in jurisdictions with varying statutes of limitations.

8. Loan and Demand Note Payable

On June 5, 2013 ContraVir entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”).  Pursuant to the Loan Agreement, as of September 30, 2013, Synergy made advances to ContraVir totaling $200,000 under a promissory note (the “Note”).  The Note bears interest at six percent (6%) per annum and such interest shall be paid on the 15th of each of January, March, June and September, beginning September 15, 2013.  The Note matures on the earlier of June 10, 2014 or the date that the entire principal amount and interest shall become due and payable by reason of an event of default under the Note or otherwise.  In addition, Synergy has the right to demand payment of the unpaid principal amount and all accrued but unpaid interest thereon at any time after August 4, 2013, upon providing ContraVir fifteen (15) days prior written notice.  In connection with the Loan Agreement ContraVir granted Synergy a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. (See Note 11 Subsequent Events).

9. Related Parties

On July 8, 2013, ContraVir entered into a Shared Services Agreement with Synergy, effective May 16, 2013.  Under the Shared Services Agreement, Synergy will provide and/or make available to ContraVir various administrative, financial (including accounting, reporting, treasury, accounts payable processing, internal audit and payroll functions), legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on behalf of, Synergy, together with such other services as reasonably requested by ContraVir.

In consideration for such services, ContraVir will pay fees to Synergy for the services provided, and those fees will generally be in amounts intended to allow Synergy to recover all of its direct and indirect costs incurred in providing those services. The personnel performing services under the Shared Services Agreement will be employees and/or independent contractors of Synergy and will not be under ContraVir’s direction or control. These personnel costs will be allocated based upon the actual time spent by Synergy personnel performing services for ContraVir under the shared services agreement.

As of September 30, 2013 and June 30, 2013, the balances due to Synergy on shared services and allocated expenses are comprised of the following amounts:

	September 30, 2013	June 30, 2013

Legal, patent and corporate	$46,125	$45,787
Salaries and benefits	50,108	16,703
Financial advisory fees	10,000	10,000
Insurance	8,801	2,934
Temporary labor	2,550	2,550
Rent, utilities, and property taxes	10,208	3,363
Other	4,722	1,929
Total Shared Services	$132,514	$83,266

The shared services agreement will continue in effect until terminated (1) by ContraVir at any time on at least 30 days’ prior written notice, (2) by either party if the non-defaulting party shall have failed to perform any of its material obligations under the agreement, provided the non-defaulting party shall have notified the defaulting party in writing and such failure shall have continued for a period of at least 30 days after receipt of such written notice. This agreement was amended and restated on August 5, 2013 to clarify certain indemnification provisions. (See Note 11 Subsequent Events).

10. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. There are no stock options outstanding as of September 30, 2013.

11. Subsequent Events

On August 8, 2013 ContraVir Pharmaceuticals, Inc. filed an initial Form 10 Registration Statement (“Form 10”) with the U.S. Securities and Exchange Commission, as amended September 20, 2013 and October 22, 2013. The separation contemplates a 100% distribution of the ContraVir shares of common stock, now held by Synergy, to Synergy’s stockholders on a pro-rata basis.  Completion of the transaction is subject to a number of conditions, including effectiveness of the registration statement filed with the SEC, and other customary conditions. The transaction also remains subject to final approval by the Synergy Board of Directors. Synergy notes that there can be no assurance that any separation transaction will ultimately occur, or, if one does occur, its terms or timing.

As of September 30, 2013 the ContraVir Form 10 had not gone effective; however ContraVir became a public registrant on October 8, 2013 and is filing this Form 10-Q for the quarter ended September 30, 2013, accordingly.

On October 17, 2013, ContraVir received additional $150,000 from Synergy under the Loan and Security Agreement and paid off the balance due to Synergy on shared services and allocated expenses.

On November 18, 2013, ContraVir and Synergy entered into Amendment No. 1 to the Loan and Security Agreement, dated June 5, 2013, pursuant to which the total aggregate amount which could be borrowed by ContraVir from Synergy was increased from $500,000 to $1,000,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10 Registration Statement (“Form 10”) as of and for the year ended June 30, 2013 filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements.

Business Overview

We are a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or “chickenpox”.

FV-100

FV-100 is an orally available nucleoside analogue prodrug of CF-1743 that we are developing for the treatment of herpes zoster, we are a biopharmaceutical company focused primarily on the development of drugs to treat herpes zoster, or shingles, which is an infection caused by the reactivation of varicella zoster virus or VZV.

The varicella zoster virus is commonly known as chicken pox upon initial exposure to the virus. The virus can lay dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. We are currently developing a compound called FV-100 for the treatment of shingles. FV-100 is an orally available small molecule, nucleoside analogue. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which means that FV-100 is more readily absorbed when given orally and then broken down to the activity moiety, CF-1743 upon entry to the blood stream.  FV-100 is the compound under development for the treatment of shingles. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. Preclinical studies, including wash-out studies in VZV infected human embryonic lung cells following exposure to FV-100 or acyclovir, conducted by Inhibitex and specific cellular antiviral activity experiments comparing FV-100 to acyclovir conducted by Balzarini et al (Biochimica et et Biophysica Acta, 1587 pages 287-295) further demonstrate that FV-100 has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly than these drugs at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that FV-100 has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels than valacyclovir, acyclovir, and famciclovir.

FV-100 was previously in development by Inhibitex, Inc., or Inhibitex.  In January 2012, BMS acquired Inhibitex. In August 2012, Synergy acquired the FV-100 assets from BMS.  Since Synergy acquired the FV-100 assets from BMS, it has not engaged in any clinical study of FV-100 or materially advanced the development of FV-100.  The Phase 2 clinical trial for FV-100 was completed by Inhibitex in December 2010. This trial represented the first clinical trial of FV-100 in shingles patients, and was a well-controlled; double blind study comparing two different dosing arms of FV-100 to an active control (valacyclovir). A total of 350 patients, aged 50 years and older, were enrolled in one of three treatment arms: 200 mg FV-100 administered once daily; 400 mg FV-100 administered once daily; and 1,000 mg valacyclovir administered three times per day. In addition to further evaluating its safety and tolerability, the main objectives of the trial were to evaluate the potential therapeutic benefit of FV-100 in reducing the severity and duration of shingles-related pain, the incidence of post-herpetic neuralgia (PHN) (burning pain that follows healing of the shingles rash), and the time to lesion healing. The primary endpoint for the FV-100 study was a 25% reduction in the severity and duration of shingles-related pain during the first 30 days as compared to valacyclovir. The trial missed its primary endpoint, as the results from the study showed a lack of statistical significance. There were, however, numerically favorable treatment differences, particularly in those patients that received 400 mg FV-100, relative to valacyclovir patients, with respect to the primary endpoint:  Burden of Illness (BOI) over the first 30 days, valacyclovir (BOI – 30) = 118.0 (6.25) vs. FV-100 400 mg (BOI-30) = 110.3 (6.08), which is a 7% reduction over the first 30 days.  As this was a Phase 2 study, we will be able to use this information to help design future clinical studies and discuss future study designs with FDA and regulatory authorities worldwide.  Following the completion of the next Phase 2 study, if it is positive, we will be able to discuss the clinical trials with the FDA that will be required to submit an NDA. It is common for companies to run phase 2 studies on products where they do not know the proper dose or primary endpoint to take forward into registration or pivotal trials required for approving a product.  Many times companies run studies such as the phase 2 study for FV100  to identify the best dose and primary endpoint, information  which is then used to design future studies.  This exploratory work is encouraged by the FDA and other health authorities around the world as it helps them identify the boundaries for activity and safety along with the best methods for collecting the effectiveness for a drug in a particular indication.  It is common to provide phase 2 data to FDA and health authorities around the world and reach an agreement on how best to proceed into later stage clinical trials.  FDA and health authorities around the world do not expect companies to have much more information than “numerically favorable treatment differences” at this stage of clinical development, and recognize that this information will be utilized to design larger properly designed clinical trials that confirm the efficacy and safety of a product.

There were also favorable, non-statistically significant treatment differences observed for key secondary pain endpoints, including the reduction in the severity and duration of shingles-associated pain over 90 days (a 14% relative reduction as compared to valacyclovir for 400mg FV-100) and the incidence of PHN (a 39% relative reduction as compared to valacyclovir for 400 mg FV-100). The secondary endpoints were not powered to demonstrate statistically significant treatment differences between the arms. FV-100 was generally well tolerated at both dose levels, and demonstrated a similar adverse event profile as compared to valacyclovir.

We are currently reviewing the clinical data from the Phase 2 trial and performing post hoc analyses, conducting additional market research, including reimbursement, pricing, and competitive analyses, etc. We are also evaluating a number of clinical, regulatory and commercial pathways for the potential future development of FV-100. Based upon the results of the Phase 2 study coupled with the additional market research, we are re-evaluating the focus of the clinical development program. We anticipate concluding this evaluation in the second half of 2013. It is likely that we will need to conduct an additional Phase 2 study which will be lengthy and expensive, if we continue with development of FV-100.  Inhibitex filed for an IND (IND 102,011) on March 19, 2008, which was approved by the FDA on April 20, 2008.  This IND was transferred from Inhibitex to its new sponsor, Synergy, on August 27, 2012.  The IND is currently in good standing and sponsorship will need to be transferred from Synergy to us upon the effectiveness of this transaction, when we become separate from Synergy.  Upon completion of the IND transfer to us, we will be able to run all clinical trials required to support FV-100 for the use in the treatment of shingles.

FINANCIAL OPERATIONS OVERVIEW

From inception through September 30, 2013, we have sustained cumulative net losses of approximately $323,000. From inception through September 30, 2013, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10 Registration Statement (“Form 10”) as of and for year ended June 30, 2013, filed with the SEC on August 8, 2013. There have been no changes to our critical accounting policies since June 30, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2013.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013

We had no revenues during the three months ended September 30, 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended September 30, 2013 (“Current Quarter”) amounted to $13,638, which were primarily scientific advisory fees and clinical data storage.

General and administrative expenses for the Current Quarter amounted to $166,713, which were primarily corporate legal and accounting services related to patent maintenance, Form 10 filings and independent accounting review and audit of our financial statements and SEC filings.

Net loss for the Current Quarter was approximately $182,000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $76,004 in cash. Net cash used in operating activities was approximately $111,000 for the three months ended September 30, 2013 and approximately $124,000 from May 15, 2013 (Inception) to September 30, 2013. Net cash provided from financing activities was $100,000 for the three months ended September 30, 2013 and $200,000 from May 15, 2013 (Inception) to September 30, 2013,under the Loan and Security Agreement between us and Synergy dated June 5, 2013. As of September 30, 2013, we had negative working capital of $322,557, as compared to a negative working capital of $140,495 as of June 30, 2013.

As of September 30, 2013, we had an accumulated deficit of $322,557 and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts, U.S. Treasury Bills and Notes, and the FDIC insurance limit on our bank balances. As of September 30, 2013, we do not have balance in money market accounts nor U.S. Treasury securities. We maintained our cash at one large commercial bank under federally insured limits.

ITEM 4.     CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15,  our Chief Executive Officer and Principal Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2013.

PART II. OTHER INFORMATION

ITEM 6.                                                EXHIBITS

(a)                                 Exhibits

10.1	Amendment No. 1 to the Loan and Security Agreement, dated November 18, 2013, by and between Synergy Pharmaceuticals, Inc. and ContraVir Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, filed on November 18, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders Equity (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: November 19, 2013	By:	/s/ GARY S. JACOB
Gary S. Jacob
President and Chief Executive Officer

Date: November 19, 2013	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Chief Financial Officer