Form 10-Q
period 2013-12-31
ContraVir Pharmaceuticals, Inc.
filed 2014-02-05
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2013

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

(212) 297-0010

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of the registrant’s shares of common stock outstanding was 18,485,294 as of February 4, 2014.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Current Assets:
Cash	$3,275	$86,716
Prepaid insurance	5,552	—
Total Assets	$8,827	$86,716
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current Liabilities:
Accounts payable	$55,507	$3,617
Accrued expenses	33,562	40,000
Due to parent	54,738	83,266
Demand note payable to parent and accrued interest	354,880	100,328

Total Current Liabilities	498,687	227,211

Stockholder’s Deficiency:
Preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares, none issued and outstanding.	—	—
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 9,000,000 shares.	900	900
Additional paid-in capital	(48)	(900)
Deficit accumulated during development stage	(490,712)	(140,495)

Total Stockholder’s Deficiency	(489,860)	(140,495)

Total Liabilities and Stockholder’s Deficiency	$8,827	$86,716

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended	For the period May 15, 2013 (inception) to
	December 31, 2013	December 31, 2013	December 31, 2013
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	9,208	22,846	40,587
General and administrative	154,067	320,780	443,207

Loss from Operations	(163,275)	(343,626)	(483,794)

Interest expense	(4,880)	(6,591)	(6,918)
Net loss	$(168,155)	$(350,217)	$(490,712)

Weighted Average Common Shares Outstanding
Basic and Diluted	9,000,000	9,000,000

Net Loss per Common Share
Basic and Diluted	$(0.02)	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIENCY

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholder’s Deficiency
Balance at inception, May 15, 2013	—	$—	$—	$—	$—
Issuance of Common Stock	9,000,000	900	(900)	—	—
Net loss for the period	—	—	—	(140,495)	(140,495)

Balance June 30, 2013	9,000,000	$900	$(900)	$(140,495)	$(140,495)
Stock based compensation expense	—	—	852	—	852
Net loss for the period	—	—	—	(350,217)	(350,217)
Balance December 31, 2013 (Unaudited)	9,000,000	$900	$(48)	$(490,712)	$(489,860)

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Six Months Ended	Period from May 15, 2013 (Inception) to
	December 31, 2013	December 31, 2013
Cash Flows From Operating Activities:
Net loss	$(350,217)	$(490,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense on note payable to parent	4,553	4,880
Stock based compensation expense	852	852
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to parent	16,923	143,807
Prepaid expenses	(5,552)	(5,552)

Total Adjustments	16,776	143,987

Net Cash used in Operating Activities	(333,441)	(346,725)

Cash Flows From Financing Activities:
Proceeds from demand note payable to parent	250,000	350,000
Net Cash provided by Financing Activities	250,000	350,000

Net (decrease) increase in cash	(83,441)	3,275
Cash at beginning of period	86,716	—

Cash at end of period	$3,275	$3,275

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$2,038	$2,038

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

2. Basis of Presentation and Going Concern

These unaudited financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s interim financial information. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements as of and for the period ended June 30, 2013 contained in the Company’s initial Form 10 Registration Statement (“Form 10”) filed with the Securities Exchange Commission (“SEC”) on August 8, 2013, as amended September 20, 2013 and October 22, 2013.

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

Going Concern

As of December 31, 2013 ContraVir had $3,275 in cash. Net cash used in operating activities was $333,441 for the six months ended December 31, 2013.  Net loss for the three and six months ended December 31, 2013 was $168,155 and $350,217.  As of December 31, 2013 ContraVir had a negative working capital and a stockholder’s deficiency of $489,860.

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

6. Accounting for Shared-Based Payments

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award.

ContraVir accounts for shares of stock options issued to non-employees based on the fair value of the stock option, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to ContraVir’s accumulated deficit position, no excess tax benefits have been recognized. ContraVir accounts for stock options granted to employees and non-employees based on the fair market value of the instrument, using the Black-Scholes option pricing model based on assumptions for expected stock price volatility, term of the option, risk-free interest rate and expected dividend yield, at the grant date.

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 1,500,000 shares of common stock issuable pursuant to the Plan.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2013	—	$—	$—	$—	—
Granted	204,000	$0.11	$0.11	—	9.9 years
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Balance outstanding, December 31, 2013	204,000	$0.11	$0.11	$—	9.9 years

Exercisable at December 31, 2013	—	$—	$—	$—	—

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards during the periods indicated.

Three Months Ended December 31, 2013
Stock price	$0.11
Risk-free interest rate	2.40%
Dividend yield	—
Expected volatility	90%
Expected term (in years)	6 years

Stock Price — ContraVir stock is closely held, entirely by Synergy, at December 31, 2013. There is no public market for the stock. Management believes that the best alternative indication of stock value is what Synergy paid for the FV-100 Product, in an arms-length transaction, to BMS on August 17, 2012, or $1,000,000. Thus $1,000,000 divided by the 9,000,000 shares outstanding during the quarter ended December 31, 2013 results is a stock price of $0.11 per share.

Risk-free interest rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —ContraVir has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility — Because the ContraVir has one sole shareholder and does not have an active market for the Company’s stock, the Company based expected volatility on that of comparable public development stage biotechnology companies and management’s expectation that the company’s stock will be trading in the near future.

Expected term — ContraVir has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment , (“SAB No. 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

In December 2007, the SEC issued SAB No. 110, Share-Based Payment , (“SAB No. 110”). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC Topic 718. The Company will use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted as permitted by SAB No. 107.

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. ContraVir estimated future unvested option forfeitures based on the historical experience of its parent.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2013, net of expected forfeitures, was approximately $15,000 to be recognized over a weighted-average remaining vesting period of approximately 2.9 years.

7. Income Taxes

At December 31, 2013, ContraVir has net operating loss carry forwards (“NOLs”) aggregating approximately $490,000, which, if not used, expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of ContraVir pursuant to Internal Revenue Code Section 382.

ContraVir records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to ContraVir’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2013. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

ContraVir has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2013 because no tax returns have yet been filed for the period May 15, 2013 (inception) to December 31, 2013. ContraVir will file U.S. and state income tax returns in jurisdictions with varying statutes of limitations.

8. Loan and Demand Note Payable

On June 5, 2013 ContraVir entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”).  Pursuant to the Loan Agreement, the promissory note (the “Note”) bears interest at six percent (6%) per annum and such interest shall be paid on the 15th of each of January, March, June and September, beginning September 15, 2013.  The Note matures on the earlier of June 10, 2014 or the date that the entire principal amount and interest shall become due and payable by reason of an event of default under the Note or otherwise.  In addition, Synergy has the right to demand payment of the unpaid principal amount and all accrued but unpaid interest thereon at any time after August 4, 2013, upon providing ContraVir fifteen (15) days prior written notice. In connection with the Loan Agreement, ContraVir granted Synergy a security interest in all of its assets, including its intellectual property, until the Note is repaid in full.  As of December 31, 2013 borrowings under the Note totaled $350,000, plus accrued interst of $4,880.

On November 18, 2013, ContraVir and Synergy entered into Amendment No. 1 to the Loan and Security Agreement, dated June 5, 2013, pursuant to which the total aggregate amount which could be borrowed by ContraVir from Synergy was increased from $500,000 to $1,000,000.

9. Related Parties

On July 8, 2013, ContraVir entered into a Shared Services Agreement with Synergy, effective May 16, 2013.  Under the Shared Services Agreement, Synergy will provide and/or make available to ContraVir various administrative, financial (including accounting, reporting, treasury, accounts payable processing, and payroll functions), legal, insurance, facility, information technology, laboratory, real estate and other services to be provided by, or on behalf of, Synergy, together with such other services as reasonably requested by ContraVir.

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

As of December 31, 2013 and June 30, 2013, the balances due to Synergy on shared services and allocated expenses are comprised of the following amounts:

	December 31, 2013	June 30, 2013

Legal, patent and corporate	$7,973	$45,787
Salaries and benefits	33,405	16,703
Financial advisory fees	—	10,000
Insurance	5,421	2,934
Temporary labor	878	2,550
Rent, utilities, and property taxes	6,845	3,363
Other	216	1,929
Total Shared Services	$54,738	$83,266

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

10. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share , (“ASC Topic 260”) for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The 204,000 stock options outstanding as of December 31, 2013 were excluded from the calculation of diluted loss per share because the effect was antidilutive.

11. Subsequent Events

On January 9, 2014, ContraVir borrowed an additional $100,000 from Synergy under the Loan and Security Agreement (See footnote 8)

On January 23, 2014 the Company entered into a three year consulting agreement with Chris McGuigan, Ph.D. for scientific and technical advisory services.  Dr. McGuigan is a director of the Company and was instrumental in the early development of the Company’s FV-100 drug candidate.  His total compensation under the agreement is a grant of 250,000 common stock options, at an exercise price of $0.37 per share, vesting over three years.

On January 28, 2014, ContraVir’s parent company Synergy (“Synergy”) declared a dividend of ContraVir Common Stock. On the distribution date of February 18, 2014, Synergy stockholders of record as of the close of business on February 6, 2014 will receive .0986 shares of ContraVir common stock for every 1 share of Synergy common stock they hold. No fractional shares of ContraVir will be issued. Synergy stockholders will receive cash in lieu of fractional shares. After the distribution ContraVir will be an independent publicly traded company and Synergy will retain no ownership interest in ContraVir.

On February 4, 2014, ContraVir entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement. The Company sold 9,485,294 units to the investors with each unit consisting of one share of the Company’s common stock and one warrant to purchase an additional one half share of the Company’s common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the Company has determined that the units issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

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

FV-100

FV-100 is an orally available nucleoside analogue prodrug of CF-1743 that we are developing for the treatment of VZV.The varicella zoster virus is commonly known as chicken pox upon initial exposure to the virus. The virus can lay dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. We are currently developing a compound called FV-100 for the treatment of shingles. FV-100 is an orally available small molecule, nucleoside analogue. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which means that FV-100 is more readily absorbed when given orally and then broken down to the activity moiety, CF-1743 upon entry to the blood stream.  FV-100 is the compound under development for the treatment of shingles. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. Preclinical studies, including wash-out studies in VZV infected human embryonic lung cells following exposure to FV-100 or acyclovir, conducted by Inhibitex and specific cellular antiviral activity experiments comparing FV-100 to acyclovir conducted by Balzarini et al (Biochimica et et Biophysica Acta, 1587 pages 287-295) further demonstrate that FV-100 has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly than these drugs at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that FV-100 has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels than valacyclovir, acyclovir, and famciclovir.

FV-100 was previously in development by Inhibitex, Inc., or Inhibitex.  In January 2012, BMS acquired Inhibitex. In August 2012, Synergy acquired the FV-100 assets from BMS.  Since Synergy acquired the FV-100 assets from BMS, it has not engaged in any clinical study of FV-100 or materially advanced the development of FV-100.  The Phase 2 clinical trial for FV-100 was completed by Inhibitex in December 2010. This trial represented the first clinical trial of FV-100 in shingles patients, and was a well-controlled; double blind study comparing two different dosing arms of FV-100 to an active control (valacyclovir). A total of 350 patients, aged 50 years and older, were enrolled in one of three treatment arms: 200 mg FV-100 administered once daily; 400 mg FV-100 administered once daily; and 1,000 mg valacyclovir administered three times per day. In addition to further evaluating its safety and tolerability, the main objectives of the trial were to evaluate the potential therapeutic benefit of FV-100 in reducing the severity and duration of shingles-related pain, the incidence of post-herpetic neuralgia (PHN) (burning pain that follows healing of the shingles rash), and the time to lesion healing. The primary endpoint for the FV-100 study was a 25% reduction in the severity and duration of shingles-related pain during the first 30 days as compared to valacyclovir. The trial missed its primary endpoint, as the results from the study showed a lack of statistical significance. There were, however, numerically favorable treatment differences, particularly in those patients that received 400 mg FV-100, relative to valacyclovir patients, with respect to the primary endpoint:  Burden of Illness (BOI) over the first 30 days, valacyclovir (BOI — 30) = 118.0 (6.25) vs. FV-100 400 mg (BOI-30) = 110.3 (6.08), which is a 7% reduction over the first 30 days.  As this was a Phase 2 study, we will be able to use this information to help design future clinical studies and discuss future study designs with FDA and regulatory authorities worldwide.  Following the completion of the next Phase 2 study, if it is positive, we will be able to discuss the clinical trials with the FDA that will be required to submit an NDA. It is common for companies to run phase 2 studies on products where they do not know the proper dose or primary endpoint to take forward into registration or pivotal trials required for approving a product.  Many times companies run studies, such as the phase 2 study for FV100,  to identify the best dose and primary endpoint, information which is then used to design future studies.  This exploratory work is encouraged by the FDA and other health authorities around the world as it helps them identify the boundaries for activity and safety along with the best methods for collecting the effectiveness for a drug in a particular indication.  It is common to provide phase 2 data to FDA and health authorities around the world and reach an agreement on how best to proceed into later stage clinical trials.  FDA and health authorities around the world do not expect companies to have much more information than “numerically favorable treatment differences” at this stage of clinical development, and recognize that this information will be utilized to design larger properly designed clinical trials that confirm the efficacy and safety of a product.

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

On January 28, 2014, our parent company Synergy (“Synergy”) declared a dividend of our Common Stock. On the distribution date of February 18, 2014, Synergy stockholders of record as of the close of business on February 6, 2014 will receive .0986 shares of our common stock for every 1 share of Synergy common stock they hold. None of our fractional shares will be issued. Synergy stockholders will receive cash in lieu of fractional shares. After the distribution we will be an independent publicly traded company and Synergy will retain no ownership interest in us.

FINANCIAL OPERATIONS OVERVIEW

From May 15, 2013 (inception) through December 31, 2013, we have sustained cumulative net losses of approximately $490,000. From inception through December 31, 2013, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2013.

RESULTS OF OPERATIONS

We were formed on May 15, 2013 (inception), therefore the discussion below is only for the current year periods, with no prior period comparisons available.

THREE MONTHS ENDED DECEMBER 31, 2013

We had no revenues during the three months ended December 31, 2013 (“Current Quarter”) because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended December 31, 2013 amounted to $9,208, which were primarily scientific advisory fees and clinical data storage.

General and administrative expenses for the three months ended December 31, 2013 amounted to $154,067, which were primarily corporate legal and accounting services related to patent maintenance, Form 10 filings and independent accounting review and audit of our interim financial statements and SEC filings.

Net loss for the Current Quarter was approximately $168,000.

SIX MONTHS ENDED DECEMBER 31, 2013

We had no revenues during the six months ended December 31, 2013 (“Current Period”) because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended December 31, 2013 amounted to $22,846, which were primarily scientific advisory fees and clinical data storage.

General and administrative expenses for the six month ended December 31, 2013 amounted to $320,780, which were primarily corporate legal and accounting services related to patent maintenance, Form 10 filings and independent accounting review and audit of our interim financial statements and SEC filings.

Net loss for the Current Period was approximately $350,000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had $3,275 in cash. Net cash used in operating activities was approximately $333,441 for the six months ended December 31, 2013. Net cash provided from financing activities was $247,962 for the six months ended December 31, 2013, which represented new borrowings under the Loan and Security Agreement between us and Synergy dated June 5, 2013. As of December 31, 2013, we had negative working capital of $489,860, as compared to a negative working capital of $140,495 as of June 30, 2013.

On November 18, 2013, we and Synergy entered into Amendment No. 1 to the Loan and Security Agreement, dated June 5, 2013, pursuant to which the total aggregate amount which could be borrowed by us from Synergy was increased from $500,000 to $1,000,000.  As of December 31, 2013 borrowings under the Note totaled $350,000, plus accrued interest of $4,880.

On February 4, 2014, we entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement. We sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon our analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” we have determined that the units issued in connection with this Financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis.

As of December 31, 2013, we had an accumulated deficit of $490,712, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts, U.S. Treasury Bills and Notes, and the FDIC insurance limit on our bank balances. As of December 31, 2013, we do not have balance in money market accounts nor U.S. Treasury securities. We maintained our cash at one large commercial bank under federally insured limits.

ITEM 4.     CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15,  our Chief Executive Officer and Principal Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the

Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended December 31, 2013.

PART II. OTHER INFORMATION

ITEM 6.                  EXHIBITS

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2013, filed on February 5, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders Equity (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: February 5, 2014	By:	/s/ GARY S. JACOB
Gary S. Jacob
President and Chief Executive Officer

Date: February 5, 2014	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Chief Financial Officer