Form 10-Q
period 2014-03-31
ContraVir Pharmaceuticals, Inc.
filed 2014-05-15
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:

CONTRAVIR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 300, New York, New York 10170

(Address of principal executive offices) (Zip Code)

(212) 297-6208

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

The number of the registrant’s shares of common stock outstanding was 18,479,279 as of May 13, 2014.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of March 31, 2014 (unaudited) and June 30, 2013	4
	Statements of Operations for the Three and Nine Months Ended March 31, 2014 and the period May 15, 2013 (Inception) to March 31, 2014 (unaudited)	5
	Statements of Changes in Stockholders’ Deficit for the period May 15,2013 (Inception) to March 31, 2014 (period from July 1 to March 31, 2014 is unaudited)	6
	Statements of Cash Flows for the Nine Months Ended March 31, 2014 and for the period May 15, 2013 (Inception) to March 31, 2014 (unaudited)	7
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II—OTHER INFORMATION

Item 6.	Exhibits	18

SIGNATURES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals Inc. may contain forward-looking statements. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere the audited financial statements as of and for the period ended June 30, 2013 contained in the Company’s initial Form 10 Registration Statement (“Form 10”) filed with the Securities and Exchange Commission (“SEC”) on August 8, 2013, as amended September 20, 2013 and October 22, 2013. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.  We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

(A development stage company)

CONDENSED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(unaudited)
ASSETS
Current Assets:
Cash	$2,510,196	$86,716
Prepaid insurance	117,452	—
Total Current Assets	2,627,648	86,716
Property and equipment, net	15,847	—
Total Assets	$2,643,495	$86,716
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$187,725	$3,617
Accrued expenses	66,665	40,000
Due to Synergy	5,474	83,266
Demand note payable to Synergy and accrued interest	—	100,328

Total Current Liabilities	259,864	227,211
Derivative financial instruments, at estimated fair value-warrants	9,725,991	—
Total Liabilities	9,985,855	227,211

Stockholders’ Deficit:
Preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares, none issued and outstanding.	—	—
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 18,479,279 and 9,000,000 shares at March 31, 2014 and December 31, 2013, respectively	1,848	900
Additional paid-in capital	2,458,263	(900)
Deficit accumulated during development stage	(9,802,471)	(140,495)

Total Stockholders’ Deficit	(7,342,360)	(140,495)

Total Liabilities and Stockholders’ Deficit	$2,643,495	$86,716

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended	For the period May 15, 2013 (inception) to
	March 31, 2014	March 31, 2014	March 31, 2014
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	72,507	95,353	113,094
General and administrative	386,463	707,243	829,670

Loss from Operations	(458,970)	(802,596)	(942,764)

Interest expense	(6,355)	(12,946)	(13,273)
Change in fair value of derivative instruments-warrants	(8,846,434)	(8,846,434)	(8,846,434)
Total Other Loss	(8,852,789)	(8,859,380)	(8,859,707)
Net loss	$(9,311,759)	$(9,661,976)	$(9,802,471)

Weighted Average Common Shares Outstanding
Basic and Diluted	14,735,551	10,904,873

Net Loss per Common Share
Basic and Diluted	$(0.63)	$(0.89)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Stockholders’ Deficiency
Balance at inception, May 15, 2013	—	$—	$—	$—	$—
Issuance of Common Stock	9,000,000	900	(900)	—	—
Net loss for the period	—	—	—	(140,495)	(140,495)

Balance June 30, 2013	9,000,000	$900	$(900)	$(140,495)	$(140,495)
The following period ended March 31, 2014 is unaudited
Common stock issued via private placement	9,485,294	949	3,224,051	—	3,225,000
Fees and expenses associated with private placement	—	—	(15,033)	—	(15,033)
Stock based compensation expense	—	—	144,075	—	144,075
Partial shares returned associated with Synergy’s distribution of the Company’s common stock	(6,015)	(1)	—	—	(1)
Fair value of warrants issued in connection with private placement, reclassified to derivative liability	—	—	(879,557)	—	(879,557)
Option granted in excess of authorized limit	—	—	(14,373)	—	(14,373)
Net loss for the period	—	—	—	(9,661,976)	(9,661,976)

Balance March 31, 2014 (unaudited)	18,479,279	$1,848	$2,458,263	$(9,802,471)	$(7,342,360)

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
(A development stage company)

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended	Period from May 15, 2013 (Inception) to
	March 31, 2014	March 31, 2014
Cash Flows From Operating Activities:
Net loss	$(9,661,976)	$(9,802,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	144,075	144,075
Change in fair value of derivative instrument-warrants	8,846,434	8,846,434
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to Synergy	118,279	245,490
Prepaid expenses	(117,452)	(117,452)
Total Adjustments	8,991,336	9,118,547

Net Cash used in Operating Activities	(670,640)	(683,924)

Cash Flows From Investing Activities:
Additions to property and equipment	(15,847)	(15,847)
Net Cash Used in Investing Activities	(15,847)	(15,847)

Cash Flows From Financing Activities:
Issuance of common stock via private placement	3,225,000	3,225,000
Fees and expenses — private placement	(15,033)	(15,033)
Borrowings under demand note payable to Synergy	350,000	450,000
Repayment of demand note payable to Synergy	(450,000)	(450,000)
Net Cash provided by Financing Activities	3,109,967	3,209,967

Net increase in cash	2,423,480	2,510,196
Cash at beginning of period	86,716	—

Cash at end of period	$2,510,196	$2,510,196

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$12,945	$13,274

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

2. Basis of Presentation and Going Concern

These unaudited financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s interim financial information. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements as of and for the period ended June 30, 2013 contained in the Company’s initial Form 10 Registration Statement (“Form 10”) filed with the Securities and Exchange Commission (“SEC”) on August 8, 2013, as amended September 20, 2013 and October 22, 2013.

Separation from Synergy Pharmaceuticals Inc.

On August 8, 2013, Synergy Pharmaceuticals Inc. (“Synergy”) announced that it intended to separate its FV-100 assets from the remainder of its businesses through a pro rata distribution of the common stock of the entity holding the assets and liabilities associated with the FV-100 product candidate. ContraVir was incorporated in Delaware on May 15, 2013 for the purpose of holding such businesses as a  wholly owned subsidiary of Synergy.

On January 28, 2014, the Synergy board of directors approved the distribution of the 9,000,000 issued and outstanding shares of ContraVir’s common stock currently held by Synergy on the basis of 0.0986 shares of our common stock for each share of Synergy common stock held on the record date. On January 28, 2014, Synergy declared a dividend of ContraVir common stock. On the distribution date of February 18, 2014, Synergy stockholders of record as of the close of business on February 6, 2014 received .0986 shares of ContraVir common stock for every 1 share of Synergy common stock they held. Fractional shares were not issued. Synergy stockholders received cash in lieu of fractional shares.

ContraVir is no longer a wholly owned subsidiary of Synergy.

Going Concern

As of March 31, 2014 ContraVir had $2,510,196 in cash. Net cash used in operating activities was $670,640 for the nine months ended March 31, 2014.  Net loss for the three and nine months ended March 31, 2014 was $9,311,759 and $9,661,976, of which $8,846,434 is attributable to a change in fair value of derivative instruments-warrants (non-cash).  As of March 31, 2014, ContraVir had working capital of $2,367,784 whereas on June 30, 2013 ContraVir had a working capital deficit of $140,495.

These unaudited financial statements have been prepared under the assumption that the Company will continue as a going concern. ContraVir’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Primarily as a result of its losses and limited cash balances, the Company’s independent registered public accounting firm, in expressing its opinion on ContraVir’s June 30, 2013 financial statements, has included in its report an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ContraVir will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidate and to continue to fund operations at its current cash expenditure levels. ContraVir cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact ContraVir’s ability to conduct business. If ContraVir is unable to raise additional capital when required or on acceptable terms, ContraVir may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product its candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that ContraVir would otherwise seek to develop or commercialize ourselves on unfavorable terms.

On May 13, 2014, the Company filed a registration statement on Form S-1 with the SEC for a public offering of shares of its common stock and the Company has retained an underwriter for this proposed offering. There can be no assurance that this offering will be successful.

3. Recent Accounting Pronouncements

There are no recent accounting pronouncements affecting the Company.

4. Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, notes payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments which are marked to market at the end of each reporting period.

5. Stockholders’ Deficit

On February 4, 2014, ContraVir entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement and incurred expenses of approximately $15,000 related to this placement. The Company sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon our analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. Upon the issuance of these warrants the fair value of $879,557 was recorded as derivative liability-warrants.

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

ContraVir accounts for stock options issued to non-employees based on the fair value of the stock option, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 1,500,000 shares of common stock issuable pursuant to the Plan. During the quarter ended March 31, 2014 the Company issued 642,270 options over the authorized number of options in the Plan. As per ASC Topic 815-40, the options have been accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Once stockholder approval is obtained to increase the number of authorized shares, the liability will then be reversed into additional paid in capital. The Company has recorded the $14,373 liability for this amount in accrued expenses.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2013	—	$—	$—	$—	—
Granted (1)	2,142,270	$0.11- $2.37	$1.58	—	9.9 years
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Balance outstanding, March 31,2014	2,142,270	$0.11- $2.37	$1.58	$1,526,960	9.90 years

Exercisable at March 31, 2014	230,000	$0.37	$0.37	$432,400	9.82 years

(1)   Includes 1,000,000 options granted to James Sapirstein, the Company’s newly hired Chief Executive Officer. These options vest over 4 years from March 19, 2014, expire on March 19, 2024 and have an exercise price of $2.31 per share. The fair value of this option at the date of grant was $1,873,074, which will be expensed over the 4 year vesting period.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards during the periods indicated.

Nine Months Ended March 31, 2014
Stock price	$0.11-$2.36
Risk-free interest rate	1.89% — 2.40%
Dividend yield	—
Expected volatility	88%-90%
Expected term (in years)	5 - 9.8 years

Stock Price — Effective February 27, 2014, stock price is the closing market price of the Company’s common stock. Prior to that date, there was no public market for the stock. Management believes that the best alternative indication of stock value is what Synergy paid for the FV-100 Product, in an arms-length transaction, to BMS on August 17, 2012, or $1,000,000. Thus $1,000,000 divided by the 9,000,000 shares then outstanding resulted in a stock price of $0.11 per share.

Risk-free interest rate —Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield —ContraVir has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility — Because ContraVir has a limited trading history in its common stock, the Company based expected volatility on that of comparable public development stage biotechnology companies.

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, (“SAB No. 110”). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC Topic 718. The Company will use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted as permitted by SAB No. 107.

Forfeitures —ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. ContraVir estimated future unvested option forfeitures based on the historical experience of its former parent.

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2014, net of expected forfeitures, was approximately $3.1 million to be recognized over a weighted-average remaining vesting period of approximately 3.5 years.

On January 23, 2014 the Company entered into a three year consulting agreement with Chris McGuigan, Ph.D. for scientific and technical advisory services.  Dr. McGuigan is a director of the Company and was instrumental in the early development of the Company’s FV-100 drug candidate.  His total compensation under the agreement is a grant of 250,000 common stock options, at an exercise price of $0.37 per share, vesting over three years. This stock option is being accounted for in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and the fair value of these options is being “marked to market” quarterly until the measurement date is determined. As of March 31, 2014 approximately $505,000 of this grants fair value remained to be recognized over the remaining option vesting period.

7. Income Taxes

At March 31, 2014, ContraVir estimates it has net operating loss carry forwards (“NOLs”) aggregating approximately $600,000, which, if not used, expire in 2033. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of ContraVir pursuant to Internal Revenue Code Section 382.

ContraVir records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to ContraVir’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statements of operations to offset pre-tax losses.

ContraVir has no uncertain tax positions subject to examination by the relevant tax authorities as of March 31, 2014 because no tax returns have yet been filed for the period May 15, 2013 (inception) to March 31, 2014. ContraVir will file U.S. and state income tax returns in jurisdictions with varying statutes of limitations.

8. Derivative Financial Instruments

Effective February 4, 2014, the Company adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

ContraVir Derivative Financial Instruments

Effective February 4, 2014, the Company adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, ContraVir has determined that certain warrants issued in connection with sale of its common stock must be classified as derivative instruments. In accordance with ASC Topic 815-40, the fair value of these warrants is being re-measured at each balance sheet date and any resultant changes in fair value is being recorded in the Company’s statement of operations.

ContraVir’s warrants issued during the three and nine months ended March 31, 2014 contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. The range of assumptions used to determine the fair value of the warrants at period end during the nine months ended March 31, 2014 was as follows:

Nine Months ended March 31, 2014
Estimated fair value of ContraVir common stock	$2.25
Expected warrant term (years)	5.85 years
Risk-free interest rate	1.97%
Expected volatility	88%
Dividend yield	—

In the Binomial model, the assumption for estimated fair value of the stock is based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in ContraVir’s recent private placement, which resulting stock prices were deemed to be arms-length negotiated prices. Because the ContraVir has a limited trading history in its common stock, the Company based expected volatility on that of comparable public development stage biotechnology companies. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, ContraVir used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants. As of March 31, 2014 the Company reverted back to the Black Scholes method to value its derivative warrants because the probability of triggering the price protection clause of the warrants was deemed to be zero and the binomial model was no longer applicable.

The following table sets forth the components of changes in the ContraVir’s’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
7/1/2013	Balance of derivative financial instruments liability	—	$—
3/31/2014	Fair value of new warrants issued during the quarter	4,742,648	$879,557
3/31/2014	Change in fair value of warrants during the quarter recognized as other expense in the statement of operations	—	$8,846,434
3/31/2014	Balance of derivative financial instruments liability	4,742,648	$9,725,991

ContraVir Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2014:

Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Derivative liabilities related to Warrants	$—	$—	$—	$9,725,991	$9,725,991

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended March 31, 2014:

Description	Balance as of June 30, 2013	Fair Value of warrants upon issuance	Unrealized (gains) or losses	Balance as of March 31, 2014
Derivative liabilities related to Warrants	$—	$879,557	$8,846,434	$9,725,991

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

9. Loan and Demand Note Payable

On June 5, 2013, ContraVir entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend ContraVir up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). Also on June 5, 2013, August 29, 2013, October 18, 2013 and January 9, 2014, pursuant to the Loan Agreement, Synergy made an advance to ContraVir of $100,000, $100,000, $150,000 and $100,000, respectively, under a promissory note (the “Note”). The Note bears interest at six percent (6%) per annum and such interest shall be paid on the 15th of each of January, March, June and September, beginning September 15, 2013. The Note matures on the earlier of June 10, 2014 or the date that the entire principal amount and interest shall become due and payable by reason of an event of default under the Note or otherwise. In addition, Synergy has the right to demand payment of the unpaid principal amount and all accrued but unpaid interest thereon at any time after August 4, 2013, upon providing us fifteen (15) days prior written notice. In connection with the Loan Agreement, ContraVir granted Synergy a security interest in all of its assets, including its intellectual property, until the Note is repaid in full. On November 18, 2013, ContraVir entered into an amendment to the Loan Agreement with Synergy pursuant to which Synergy agreed to increase the aggregate amount available to us under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars ($1,000,000). On March 27, 2014, ContraVir paid $450,000 to Synergy in full repayment of the Note.

10. Due to Synergy

On July 8, 2013, ContraVir entered into a Shared Services Agreement, as amended and restated August 5, 2013, with Synergy, effective May 16, 2013. Under the Shared Services Agreement, Synergy has provided and/or made available to us various administrative, financial, accounting,  insurance, office, information technology and other services to be provided by, or on behalf of, Synergy, together with such other services as reasonably requested by us. In consideration for such services, we have paid fees to Synergy for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services. The personnel performing services under the Shared Services Agreement are employees and/or independent contractors of Synergy and are not under our direction or control. These personnel costs are based upon the actual percentages of time spent by Synergy personnel performing services for us under the Shared Services Agreement. ContraVir reimburses Synergy for direct out-of-pocket costs incurred by Synergy for third party services provided to the Company. Effective April 1, 2014, ContraVir terminated the Shared Services

Agreement with Synergy. During the nine months ended and inception through March 31, 2014 shared services provided by Synergy totaled $100,008 and $179,274, respectively.

As of March 31, 2014 and June 30, 2013, the balances due to Synergy on shared services and allocated expenses are comprised of the following amounts:

	March 31, 2014	June 30, 2013

Legal, patent and corporate	$—	$45,787
Salaries and benefits	—	16,703
Financial advisory fees	—	10,000
Insurance	—	2,934
Temporary labor	—	2,550
Rent, utilities, and property taxes	5,474	3,363
Other	—	1,929
Total Shared Services	$5,474	$83,266

11. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share , (“ASC Topic 260”) for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. For the three and nine months ended March 31, 2014, the effect of 2,142,270 outstanding stock options and 4,742,648 warrants were excluded from the calculation of diluted loss per share because the effect was antidilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10 Registration Statement (“Form 10”) as of and for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

The varicella zoster virus is commonly known as chicken pox upon initial exposure to the virus. The virus can lay dormant in nerve endings for many years and if reactivated, causes a extremely painful condition called shingles. We are currently developing a compound called FV-100 for the treatment of shingles. FV-100 is an orally available small molecule, nucleoside analogue. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which means that FV-100 is more readily absorbed when given orally and then broken down to the active portion of the compound, or active moiety, CF-1743 upon entry to the blood stream. FV-100 is the compound under development for the treatment of shingles. Published preclinical studies demonstrate that FV-100 is significantly more potent based on plaque inhibition in VZV infected human embryonic lung cells (HEL cells) than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. Preclinical studies further demonstrate that FV-100 has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly than these drugs at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that FV-100 has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels than valacyclovir, acyclovir, and famciclovir (ICAR, 2008, abst. 137; ICAAC, 2008, abst. A-951; ICAR, 2009, abst. 105; ICAR, 2009, abst. 106).

FV-100 was previously in development by Inhibitex, Inc., or Inhibitex. In January 2012, Bristol-Myers Squibb Company, or BMS acquired Inhibitex. In August 2012, Synergy acquired the FV-100 assets from BMS. The FV-100 assets are licensed from University College Cardiff Consultants Limited (“Cardiff”) pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and Contravir Research Incorporated, an entity with no prior relationship with the Company, as amended March 27, 2007. After acquiring the FV-100 assets from BMS, Synergy did not engage in any clinical study of FV-100 or materially advance the development of FV-100.

The Phase 2 clinical trial for FV-100 was completed by Inhibitex in December 2010 (ICAAC, 2011, abst. G1-765). This trial represented the first clinical trial of FV-100 in shingles patients, and was a well-controlled, double blind study comparing two different dosing arms of FV-100 to an active control (valacyclovir). A total of 350 patients, aged 50 years and older, were enrolled in one of three treatment arms: 200 mg FV-100 administered once daily; 400 mg FV-100 administered once daily; and 1,000 mg valacyclovir administered three times per day.

In addition to further evaluating its safety and tolerability, the main objectives of the trial were to evaluate the potential therapeutic benefit of FV-100 in reducing the severity and duration of shingles-related pain, the incidence of post-herpetic neuralgia (burning pain that follows healing of the shingles rash), or PHN, and the time to lesion healing. The primary endpoint for the FV-100 study was developed by Inhibitex and was defined as a 25% reduction in the severity and duration of shingles-related pain during the first 30 days as compared to valacyclovir. The trial missed its primary endpoint, as the results from the study showed a lack of statistical significance. There were, however, numerically favorable treatment differences compared to valacyclovir 1000 mg TID, particularly in those patients that received 400 mg FV-100, relative to valacyclovir patients, with respect to the primary endpoint: FV100 200 mg = 114.49 (p = 0.88); FV100 400 mg = 110.31 (p = 0.55) vs. valacyclovir = 117.96. There were also favorable, non-statistically significant treatment differences observed for key secondary pain endpoints, including the reduction in the severity and duration of shingles-associated pain over 90 days (a 14% relative reduction as compared to valacyclovir for 400mg FV-100) and the incidence of PHN (a 39% relative reduction as compared to valacyclovir for 400 mg FV-100). The secondary endpoints were not, however, powered to demonstrate statistically significant treatment differences between the arms. FV-100 was generally well tolerated at both dose levels, and demonstrated a similar adverse event profile as compared to valacyclovir.

We are currently reviewing the clinical data from the Phase 2 trial and performing post hoc analyses, conducting additional market research, including unmet medical need, reimbursement, pricing, and competitive analyses, etc. We are also evaluating a number of clinical, regulatory and commercial pathways for the potential future development of FV-100. Based upon the analyses of the completed Phase 2 study coupled with the additional market research, we are developing a comprehensive clinical strategy for future development of FV-100 which is being implemented during fiscal 2014.  Our intention is to conduct another phase 2 study which may take approximately 18 -24 months to enroll.  Following data analysis from that newly completed phase 2 study we intend on seeking a meeting with FDA to discuss the direction and scope of the subsequent phase 3 program.  Inhibitex filed for an Investigational New Drug application or IND (IND 102,011) on March 19, 2008, which was approved by the FDA on April 20, 2008. This IND was transferred from Inhibitex to its new sponsor, Synergy, on August 27, 2012 and subsequently transferred from Synergy to us in April 2014. As a result of this transfer, we will be able to run all clinical trials required to support FV-100 for the use in the treatment of shingles.

From inception (May 15, 2013) through March 31, 2014, we generated no revenue.

Separation from Synergy Pharmaceuticals Inc.

On August 8, 2013, Synergy announced that it intended to separate its FV-100 assets from the remainder of its businesses through a pro rata distribution of the common stock of an entity holding the assets and liabilities associated with the FV-100 product candidate. We were incorporated in Delaware on May 15, 2013 for the purpose of holding such businesses and were previously a subsidiary of Synergy.

On January 28, 2014, the Synergy board of directors approved the distribution of the 9,000,000 issued and outstanding shares of our common stock currently held by Synergy on the basis of 0.0986 shares of our common stock for each share of Synergy common stock held on the record date. On January 28, 2014, Synergy declared a dividend of our common stock. On the distribution date of February 18, 2014, Synergy stockholders of record as of the close of business on February 6, 2014 received .0986 shares of our common stock for every 1 share of Synergy common stock they held. None of our fractional shares were issued. Synergy stockholders received cash in lieu of fractional shares.

We are no longer a wholly owned subsidiary of Synergy and Synergy retains no ownership interest in us.

We will incur increased costs as a result of becoming an independent, publicly-traded company, primarily from higher charges than in the past from Synergy for shared services and from establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, legal, procurement and other services. In the first year following the separation, these annual operating costs are estimated to be significantly higher than the general corporate expenses historically allocated from Synergy to us.

We do not anticipate that increased costs solely from becoming an independent, publicly traded company will have an adverse effect on our growth rate in the future.

FINANCIAL OPERATIONS OVERVIEW

From May 15, 2013 (inception) through March 31, 2014, we have sustained cumulative net losses of approximately $9.8 million. From inception through March 31, 2014, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On February 4, 2014, we entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement and incurred expenses of approximately $15,000 related to this placement. We sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share.

Our product development efforts are in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2014.

RESULTS OF OPERATIONS

We were formed on May 15, 2013 (inception), therefore the discussion below is only for the current year periods, with no prior period comparisons available.

THREE MONTHS ENDED MARCH 31, 2014

We had no revenues during the three months ended March 31, 2014 (“Current Quarter”) because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2014 amounted to $72,507, which were primarily scientific advisory fees and clinical data storage.

General and administrative expenses for the three months ended March 31, 2014 amounted to $386,463, which were primarily corporate legal and accounting services related to patent maintenance, Form 10 filings and independent accounting review and audit of our interim financial statements and SEC filings.

Net loss for the Current Quarter was approximately $ 9.3 million which was a result of the operating expenses discussed above, and a loss resulting from the change in fair value of derivative instruments-warrants of approximately $ 8.9 million during the Current Quarter.

NINE MONTHS ENDED MARCH 31, 2014

We had no revenues during the nine months ended March 31, 2014 (“Current Period”) because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the nine months ended March 31, 2014 amounted to $95,353, which were primarily scientific advisory fees and clinical data storage.

General and administrative expenses for the six month ended March 31, 2014 amounted to $707,243 which were primarily corporate legal and accounting services related to patent maintenance, Form 10 filings and independent accounting review and audit of our interim financial statements and SEC filings.

Net loss for the Current Quarter was approximately $ 9.7 million which was a result of the operating expenses discussed above, and a loss resulting from the change in fair value of derivative instruments-warrants of $ 8.9 million during the Current Quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had approximately $2.5 million in cash. Net cash used in operating activities was approximately $0.7 million for the nine months ended March 31, 2014. Net cash provided from financing activities was approximately $3.1 million for the nine months ended March 31, 2014. As of March 31, 2014, we had working capital of approximately $2.4 million, as compared to a working capital deficit of approximately $0.1 million as of June 30, 2013.

On June 5, 2013, we entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend us up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). Also on June 5, 2013, August 29, 2013, October 18, 2013 and January 9, 2014, pursuant to the Loan Agreement, Synergy made an advance to us of $100,000, $100,000, $150,000 and $100,000, respectively, under a promissory note (the “Note”). The Note bears interest at six percent (6%) per annum and such interest shall be paid on the 15th of each of January, March, June and September, beginning September 15, 2013. The Note matures on the earlier of June 10, 2014 or the date that the entire principal amount and interest shall become due and payable by reason of an event of default under the Note or otherwise. In addition, Synergy has the right to demand payment of the unpaid principal amount and all accrued but unpaid interest thereon at any time after August 4, 2013, upon providing us fifteen (15) days prior written notice. In connection with the Loan Agreement we granted Synergy a security interest in all of our assets, including our intellectual property, until the Note is repaid in full. On November 18, 2013, we entered into an amendment to the Loan Agreement with Synergy pursuant to which Synergy agreed to increase the aggregate amount available to us under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars ($1,000,000). On March 27, 2014, we paid $450,000 to Synergy in full repayment of the Note.

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

As of March 31, 2014, we had an accumulated deficit of approximately $9.8 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.  Primarily as a result of our losses and limited cash balances, our independent registered public accounting firm, in expressing its opinion on our June 30, 2013 financial statements, has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk on the fair values of certain assets is related to credit risk associated with securities held in money market accounts, U.S. Treasury Bills and Notes, and the FDIC insurance limit on our bank balances. As of March 31, 2014, we do not have balances in money market accounts nor U.S. Treasury securities. We maintain our cash at one large commercial bank under federally insured limits.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2014, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

During the quarter ended March 31, 2014 our management performed an assessment of the effectiveness of internal control over financial reporting, which included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of March 31, 2014, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. These material weaknesses are attributable to the transition of our accounting function from Synergy to us as a result of the spin-off concluded during the quarter ended March 31, 2014. In light of these material weaknesses, management concluded that, as of March 31, 2014, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X, Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We plan to hire an Accounting Manager who will: (i) prepare annual and quarterly consolidated financial statements (ii) prepare annual and quarterly account reconciliations and (iii) prepare annual and quarterly journal entries. This hire will allow for proper segregation of duties within our financial department. We are also planning to retain an independent GAAP advisor. While we expect these remedial actions to be essentially implemented by the end of the fiscal year ended June 30, 2014, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of the fiscal year ended June 30, 2014. We will continue to develop our remediation plans and implement additional measures during the fiscal year 2014 and possibly into fiscal year 2015.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2014, our accounting function was being transitioned from Synergy to ContraVir as a result of the spin-off.  The Company is in the process of hiring people and establishing controls to operate as a stand-alone public company. Our controls will continue to change to address and remediate the material weaknesses in our internal control over financial reporting

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2014, filed on, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders Equity (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ BERNARD F. DENOYER
Bernard F. Denoyer
Chief Financial Officer