Form 10-K/A
period 2014-06-30
ContraVir Pharmaceuticals, Inc.
filed 2014-11-07
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (732) 902-4000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the registrant’s Common Stock outstanding as of September 19, 2014 was 22,273,397.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2014 (the “Form 10-K”), originally filed on September 29, 2014 with the Securities and Exchange Commission, solely for the purpose of including the conformed signatures of our directors on the signature page which were inadvertently not included in the original Form 10-K..

No other changes have been made to the Form 10-K. This amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K except as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 7, 2014

CONTRAVIR PHARMACEUTICALS, INC.

By:	/s/ JAMES SAPIRSTEIN

James Sapirstein
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES SAPIRSTEIN	Chief Executive Officer and Director (Principal Executive Officer)	November 7, 2014
James Sapirstein

/s/ WILLIAM HORNUNG	Chief Financial Officer (Principal Financial and Accounting Officer)	November 7, 2014
William Hornung

/s/ GARY S. JACOB	Chairman, Board of Directors	November 7, 2014
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	November 7, 2014
John Brancaccio

/s/ CHRISTOPHER MCGUIGAN	Director	November 7, 2014
Christopher McGuigan

/s/ TIMOTHY BLOCK	Director	November 7, 2014
Timothy Block