Form 10-Q
period 2014-09-30
ContraVir Pharmaceuticals, Inc.
filed 2014-11-13
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:

CONTRAVIR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

399 Thornall Street, First Floor, Edison, New Jersey

(Address of principal executive offices) (Zip Code)

(732) 902-4000

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

The number of the registrant’s shares of common stock outstanding was 22,237,397 as of November 10, 2014.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere the audited financial statements as of and for the period ended June 30, 2014 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 29, 2014. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.  We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$735,426	$1,817,757
Prepaid expenses	158,019	164,421
Total Current Assets	893,445	1,982,178
Property and equipment, net	55,582	14,526
Other assets	55,544	4,200
Total Assets	$1,004,571	$2,000,904
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$213,331	$243,896
Accrued expenses	244,438	207,915
Due to Synergy	6,928	6,928

Total Current Liabilities	464,697	458,739
Derivative financial instruments, at estimated fair value-warrants	—	4,475,345
Total Liabilities	464,697	4,934,084

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares, none issued and outstanding.	—	—
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 22,237,397 and 18,479,279 shares at September 30, 2014 and June 30, 2014, respectively	2,228	1,848
Additional paid-in capital	7,429,388	2,486,309
Accumulated deficit	(6,891,742)	(5,421,337)

Total Stockholders’ Equity (Deficit)	539,874	(2,933,180)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,004,571	$2,000,904

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Revenues	$—	$—

Costs and Expenses:
Research and development	384,057	13,638
General and administrative	698,450	166,713

Loss from Operations	(1,082,507)	(180,351)

Interest expense	—	(1,711)
Change in fair value of derivative instruments-warrants	(387,898)	—
Total Other Loss	(387,898)	(1,711)
Net loss	$(1,470,405)	$(182,062)

Weighted Average Common Shares Outstanding
Basic and Diluted	20,211,376	9,000,000

Net Loss per Common Share
Basic and Diluted	$(0.07)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Shares	Common Stock, Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
Balance June 30, 2014	18,479,279	$1,848	$2,486,309	$(5,421,337)	$(2,933,180)

Stock based compensation expense	—	—	112,012	—	112,012
Stock options granted in excess of authorized limit	—	—	(31,796)	—	(31,796)
Restricted common shares issued in exchange of warrants	3,794,118	380	4,862,863	—	4,863,243
Net loss for the period	—	—	—	(1,470,405)	(1,470,405)

Balance September 30, 2014	22,273,397	$2,228	$7,429,388	$(6,891,742)	$539,874

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net loss	$(1,470,405)	$(182,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	112,012	—
Change in fair value of derivative instrument-warrants	387,898	—
Interest expense on note payable to parent	—	1,711
Depreciation expense	2,739	—
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to Synergy	(25,838)	69,639
Prepaid expenses and other assets	(44,942)	—
Total Adjustments	431,869	71,350

Net Cash used in Operating Activities	(1,038,536)	(110,712)

Cash Flows From Investing Activities:
Additions to property and equipment	(43,795)	—
Net Cash Used in Investing Activities	(43,795)	—

Cash Flows From Financing Activities:
Borrowings under demand note payable to Synergy	—	100,000
Net Cash provided by Financing Activities	—	100,000

Net decrease in cash	(1,082,331)	(10,712)
Cash at beginning of period	1,817,757	86,716

Cash at end of period	$735,426	$76,004

Supplementary disclosure of non cash transactions:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or “chickenpox”.

2. Basis of Presentation and Going Concern

These unaudited condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s interim financial information. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements as of and for the period ended June 30, 2014 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 29, 2014.

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

From February 6, 2014, ContraVir is no longer a wholly owned subsidiary of Synergy.

Going Concern

As of September 30, 2014, ContraVir had $735,426 in cash. Net cash used in operating activities was $1,038,536 for the three months ended September 30, 2014.  Net loss for the three months ended September 30, 2014 was $1,470,405. As of September 30, 2014, ContraVir had working capital of $428,748.

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

On May 13, 2014, the Company filed a registration statement on Form S-1 with the SEC for a public offering of shares of its common stock and the Company has retained an underwriter for this proposed offering. On September 26, 2014, the Company formally requested the SEC to withdraw the registration statement on Form S-1.

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

Cash

As of September 30, 2014 and June 30, 2014, the amount of cash was approximately $0.7 million and $1.8 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced losses related to these balances.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Financial instruments consist of cash, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which were marked to market at the end of each reporting period. See Note 7, Derivative Financial Instruments, for additional information.

3. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about it’s ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

4. Stockholder’s Equity (Deficit)

On February 4, 2014, ContraVir entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement and incurred expenses of approximately $15,000 related to this placement. The Company sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon our analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. Upon the issuance of these warrants the fair value of $879,557 was recorded as derivative liability warrants. The warrants were converted to 3,794,118 shares of common stock in August 2014. See Note 7 for additional information regarding these warrants.

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

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 1,500,000 shares of common stock issuable pursuant to the Plan. As of September 30, 2014 the Company issued 841,270 options over the authorized number of options in the Plan. As per ASC Topic 815-40, the options have been accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Once stockholder approval is obtained to increase the number of authorized shares, the liability will then be reversed into additional paid in capital. As of September 30, 2014, the total share-based payment liability is $69,274, which amount is included in accrued expenses.

For the quarter ended September 30, 2014, ContraVir recorded the following stock based compensation expense:

Three months ended September 30, 2014
General and administrative	$92,004
Research and development	20,008
Total stock based compensation expense	$112,012

No stock based compensation expense was recorded during the period ended September 30, 2013, as there were no options granted as of that date.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2014	2,341,270	$0.11- $2.37	$1.61	$633,200	2.95 years
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	40,000	0.11 — 2.35	1.30	—	—
Balance outstanding, September 30, 2014	2,301,270	$0.11- $2.37	$1.59	$402,880	2.72 years

Exercisable at September 30, 2014	230,000	$0.37	$0.37	$151,800

There were no options granted during the quarter ended September 30, 2014.

As of September 30, 2014, the unrecognized compensation cost related to authorized non-vested stock options outstanding, net of expected forfeitures, was approximately $1.1 million to be recognized over a weighted-average remaining vesting period of approximately 2.4 years.

6. Income Taxes

ContraVir records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to ContraVir’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statements of operations to offset pre-tax losses.

ContraVir has no uncertain tax positions subject to examination by the relevant tax authorities as of September 30, 2014 because no tax returns have yet been filed for the period May 15, 2013 (inception) to September 30, 2014. ContraVir will file U.S. and state income tax returns in jurisdictions with varying statutes of limitations.

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

On August 20, 2014, Contravir, consummated its offer (the “Offer”) to exchange an aggregate 4,742,648 outstanding common stock purchase warrants (the “Warrants”) owned by certain investors in the Company for an aggregate 3,794,118 shares of restricted common stock. The Warrants were exercisable at $0.37 per share. The Company issued the Warrants in a private placement transaction in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In connection with such transactions, the holders of the Warrants represented that they were “accredited investors.” Similarly, the issuance of the shares of the Company’s common stock in connection with the exchange of the Warrants was exempt from registration under the Securities Act pursuant to Rule 506 of Regulation D. In connection with the Offer, the holders of the Warrants represented that they were “accredited investors.” The Warrants were revalued on August 20, 2014, immediately prior to conversion increasing the liability by $387,898 to $4,863,243 which was recorded on the change in fair value of warrants on the statement of operations. The liability was extinguished when the restricted shares were issued that had a fair value of $4,552,924 (using $1.20 per share, which was the stock price on August 20, 2014) by recording the offset to additional paid in capital.

The following table sets forth the components of changes in the ContraVir’s’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
7/1/2014	Balance of derivative financial instruments liability	4,742,648	$4,475,345
	Fair value of new warrants issued during the quarter	—	$—
	Change in fair value of warrants immediately prior to conversion, recognized as other expense in the statement of operations	—	387,898
	Amounts reclassified to additional paid-in capital	4,742,648	$(4,863,243)
9/30/2014	Balance of derivative financial instruments liability	—	$—

ContraVir’s warrants contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. The range of assumptions used to determine the fair value of the warrants at period end on August 20, 2014 was as follows:

As of August 20, 2014
Estimated fair value of ContraVir common stock	$1.20
Expected warrant term (years)	5.46 years
Risk-free interest rate	1.75%
Expected volatility	88%
Dividend yield	—

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

8. Due to Synergy

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

As of September 30, 2014 and June 30, 2014, the balances due to Synergy on shared services and allocated expenses are comprised of the following amounts:

	September 30, 2014	June 30, 2014

Legal, patent and corporate	$—	$—
Salaries and benefits	—	—
Financial advisory fees	—	—
Insurance	—	—
Temporary labor	1,454	1,454
Rent, utilities, and property taxes	5,474	5,474
Other	—	—
Total Shared Services	$6,928	$6,928

9. Loss per Share

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

	Three months ended
	September 30, 2014	September 30, 2013
Net loss	$(1,470,405)	$(182,062)
Weighted average common shares outstanding	20,211,376	9,000,000
Net loss per share of common stock—basic and diluted	$(0.07)	$(0.02)

The following outstanding securities at September 30, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three months ended
	September 30, 2014	September 30, 2013
Options	2,301,270	—
Warrants	—	—
Total	2,301,270	—

10. Subsequent event

On October 14, 2014, the Company closed a private offering of Series A Convertible Preferred Stock (the “Series A”) and issued 900,000 shares of Series A preferred shares at $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company has also granted the purchaser of the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The Series A are classified as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The following table sets forth the pro-forma effect on the financial position of the Company had the transaction taken place on September 30, 2014:

	Effect of
	September 30, 2014	October 14, 2014	September 30, 2014
($000’s) except share amounts	As Reported	Series A Preferred	Pro-Forma
Cash	$735	$9,000	$9,735
Total Assets	$1,005	$9,000	$10,005
Total Liabilities	$465	$0	$465
Total stockholders’ equity	540	9,000	9,540
Total liabilities and stockholders’ equity	$1,005	$9,000	$10,005
Preferred Shares Outstanding	—	900,000	900,000
Common Shares Outstanding	22,273,397	—	22,273,397

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended June 30, 2014 filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•                  requirement to provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Business Overview

We are a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by reactivation of varicella zoster virus (VZV).

FV-100

FV-100 is an orally available, small molecule, nucleoside analogue pro-drug of CF-1743 that we are developing for the treatment of herpes zoster, which is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. FV-100 is being developed specifically for the treatment of shingles. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which enables us to take advantage of FV-100’s more readily absorbed properties compared to CF-1743 when given orally. FV-100 is then broken down to the active moiety, CF-1743, upon entry into the blood stream. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. Preclinical studies, including wash-out studies in VZV-infected human embryonic lung cells following exposure to FV-100 or acyclovir, conducted by Inhibitex and specific cellular antiviral activity experiments comparing FV-100 to acyclovir conducted by Balzarini et al (Biochimica et Biophysica Acta, 1587 pages 287-295) further demonstrate that FV-100 has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly than these drugs at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that FV-100 has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels than valacyclovir, acyclovir, and famciclovir.

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

The primary endpoint for the FV-100 study was a 25% reduction in the severity and duration of shingles-related pain during the first 30 days as compared to valacyclovir. The trial missed its primary endpoint which was an endpoint developed by Inhibitex specifically for this trial called “burden of illness over the first 30 days” (BOI—30), as the results from the study did not meet statistical significance with respect to this endpoint. However, numerically favorable treatment differences with respect to the primary endpoint were observed, particularly in those patients that received 400 mg FV-100 relative to valacyclovir patients. Valacyclovir gave a BOI—30 of 118.0 days (6.25). In comparison, 400 mg FV-100 gave a BOI—30 of 110.3 days (6.08), which constitutes a 7% reduction over the value observed for valacyclovir over the first 30 days. As this was a Phase 2 study, we will be able to use this information to help design future clinical studies, as well as discussing future study designs with FDA and regulatory authorities worldwide. There were also favorable, non-statistically significant treatment differences observed for key secondary pain endpoints, including reduction in the severity and duration of shingles-associated pain over 90 days (a 14% relative reduction for 400 mg FV-100 as compared to valacyclovir), and the incidence of PHN (a 39% relative reduction for 400 mg FV-100 as compared to valacyclovir). The secondary endpoints were not powered to demonstrate statistically significant treatment differences between the arms. FV-100 was generally well tolerated at both dose levels, and demonstrated a similar adverse event profile as compared to valacyclovir.

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

FINANCIAL OPERATIONS OVERVIEW

From May 15, 2013 (inception) through September 30, 2014, we have sustained cumulative net losses of approximately $6.9 million. From inception through September 30, 2014, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On February 4, 2014, we entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement and incurred expenses of approximately $15,000 related to this placement. We sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. On August 20, 2014, the warrants were exchanged for common stock.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K (“Form 10-K”) as of and for year ended June 30, 2014, filed with the SEC on September 29, 2014. There have been no changes to our critical accounting policies since June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about it’s ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2014 and 2013

	Three months ended
	September 30, 2014	September 30, 2013	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	384,057	13,638	370,419
General and administrative	698,450	166,713	531,737
Loss from operations	(1,082,507)	(180,351)	(902,156)
Other income (expense):
Change in fair value of warrant liability	(387,898)	—	(387,898)
Interest expense	—	(1,711)	1,711
Total other income (expense)	(387,898)	(1,711)	(386,187)
Net loss	$(1,470,405)	$(182,062)	$(1,288,343)

We had no revenues during the three months ended September 30, 2014 or 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

General and administrative expenses for the three months ended September 30, 2014 and 2013 amounted to $698,450 and $166,713, respectively, which were primarily corporate legal and accounting services related to our formation, patent maintenance and independent audit of our financial statements.

Research and development expenses for the three months ended September 30, 2014 and 2013 amounted to $384,057 and $13,638, respectively, which were primarily scientific advisory fees and clinical data storage.

Net loss for the three months ended September 30, 2014 and 2013 was approximately $1.5 million and $0.2 million, respectively, which was a result of the operating expenses discussed above, and a loss resulting from the change in fair value of derivative instruments-warrants of approximately $0.4 million the three months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the three months ended September 30, 2014 and 2013:

	Three months ended
	September 30, 2014	September 30, 2013
Net cash (used in) provided by:
Operating activities	$(1,038,536)	$(110,712)
Investing activities	(43,795)	—
Financing activities	—	100,000
Net decrease in cash	$(1,082,331)	$(10,712)

As of September 30, 2014, we had $0.7 million in cash. Net cash used in operating activities was approximately $1.0 million for the year ended September 30, 2014. As of September 30, 2014, we had working capital of $0.4 million, as compared to a working capital deficit of $0.1 million as of September 30, 2013.

On June 5, 2013, we entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend us up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). On November 18, 2013, we entered into an amendment to the Loan Agreement with Synergy pursuant to which Synergy agreed to increase the aggregate amount available to us under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars ($1,000,000). As of September 30, 2014, borrowings under the Note were zero. On March 27, 2014, we paid Synergy an aggregate of $461,236, which represented all principal and accrued and unpaid interest that was due and payable on the Note.

On February 4, 2014, we entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement. We sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon our analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” we have determined that the units issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. The warrants were converted into shares of common stock in August 2014.

In October 2014, we authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). On October 14, 2014, we closed on the sale of the Series A and issued 900,000 shares at $10.00 per share, generating gross proceeds of approximately $9,000,000.

Operating and Capital Expenditure Requirements

As of September 30, 2014, we had an accumulated deficit of $6.9 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our unaudited financial statements as of September 30, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited June 30, 2014 financial statements that included an explanatory paragraph referring to our recurring losses from operations and stockholder’s deficit; and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

In August 2014, we entered into a new lease for new corporate office space in Edison, New Jersey. The following table summarizes annual rentals for each of the following fiscal years:

	Total	2015	2016	2017	2018	2019 and Thereafter
Lease obligation	$641,551	$124,033	$126,172	$128,310	$130,449	$132,587

We do not have any other material contractual obligations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended September 30, 2014.

PART II. OTHER INFORMATION

ITEM 6.                                                EXHIBITS

3.1

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Contravir Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 15, 2014).

10.1	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 15, 2014).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014, filed on, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders Equity (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: November 13, 2014	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: November 13, 2014	By:	/s/ WILLIAM HORNUNG
William Hornung
Chief Financial Officer