Form 10-Q
period 2014-12-31
ContraVir Pharmaceuticals, Inc.
filed 2015-02-12
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  December 31, 2014

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

The number of the registrant’s shares of common stock outstanding was 22,273,397 as of February 9, 2015.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere the audited financial statements as of and for the period ended June 30, 2014 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 29, 2014. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.  We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ContraVir Pharmaceuticals, Inc.

Edison, New Jersey

We have audited the accompanying balance sheets of ContraVir Pharmaceuticals, Inc. (“the Company”) as of December 31, 2014 and June 30, 2014 the related statement of operations, stockholders’ equity (deficit), and cash flows for the six months in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ContraVir Pharmaceuticals, Inc. at December 31, 2014, and June 30, 2014 and the results of its operations and its cash flows for the six months in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and will continue to incur large losses in the future, which raise substantial doubt about its ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York

February 12, 2015

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31, 2014	June 30, 2014

ASSETS
Current Assets:
Cash	$8,791,543	$1,817,757
Prepaid expenses	59,736	164,421
Total Current Assets	8,851,279	1,982,178
Property and equipment, net	62,092	14,526
Other assets	51,344	4,200
Total Assets	$8,964,715	$2,000,904
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$114,410	$243,896
Accrued expenses	246,542	207,915
Due to Synergy	—	6,928

Total Current Liabilities	360,952	458,739
Derivative financial instruments, at estimated fair value-warrants	—	4,475,345
Total Liabilities	360,952	4,934,084

Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares.
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 950,000 and 0 shares at December 31, 2014 and June 30, 2014, respectively.	9,500,000	—
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 120,000 and 0 shares at December 31, 2014 and June 30, 2014, respectively.	1,200,000	—
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 22,273,397 and 18,479,279 shares at December 31, 2014 and June 30, 2014, respectively	2,228	1,848
Additional paid-in capital	12,742,365	2,486,309
Accumulated deficit	(14,840,830)	(5,421,337)

Total Stockholders’ Equity (Deficit)	8,603,763	(2,933,180)

Total Liabilities and Stockholders’ Equity	$8,964,715	$2,000,904

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Unaudited)	(Unaudited)		(Unaudited)
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	1,823,657	9,208	2,207,714	22,846
General and administrative	1,280,788	154,067	1,979,238	320,780

Loss from Operations	(3,104,445)	(163,275)	(4,186,952)	(343,626)

Interest expense	—	(4,880)	—	(6,591)
Change in fair value of derivative instruments-warrants	—	—	(387,898)	—
Total Other Loss	—	(4,880)	(387,898)	(6,591)
Net loss	$(3,104,445)	$(168,155)	$(4,574,850)	$(350,217)
Series A and B convertible preferred stock beneficial conversion feature accreted as a dividend	(4,844,643)	—	(4,844,643)	—

Net loss attributable to common stockholders	$(7,949,088)	$(168,155)	$(9,419,493)	$(350,217)

Weighted Average Common Shares Outstanding
Basic and Diluted	22,273,397	9,000,000	21,242,387	9,000,000

Net Loss per Common Share
Basic and Diluted	$(0.36)	$(0.02)	$(0.44)	$(0.04)

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholder’s Equity (Deficit)
Balance June 30, 2014	—	$—	—	$—	18,479,279	$1,848	$2,486,309	$(5,421,337)	$(2,933,180)

Stock based compensation expense	—	—	—	—	—	—	511,072	—	511,072
Stock options granted in excess of authorized limit	—	—	—	—	—	—	(81,689)	—	(81,689)
Reversal of stock option liability upon increase in authorized number of shares	—	—	—	—	—	—	119,167	—	119,167
Restricted common shares issued in exchange of warrants	—	—	—	—	3,794,118	380	4,862,863	—	4,863,243
Issuance of series A preferred shares	950,000	9,500,000	—	—	—	—	—	—	9,500,000
Issuance of series B preferred shares	—	—	120,000	1,200,000	—	—	—	—	1,200,000
Net loss for the period	—	—	—	—	—	—	—	(4,574,850)	(4,574,850)
Beneficial conversion feature accreted as a deemed dividend	—	—	—	—	—	—	4,844,643	(4,844,643)	—

Balance December 31, 2014	950,000	$9,500,000	120,000	$1,200,000	22,273,397	$2,228	$12,742,365	$(14,840,830)	$8,603,763

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	December 31, 2014	December 31, 2013
		(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,574,850)	$(350,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	511,072	852
Cost of license as research and development expense	1,200,000
Change in fair value of derivative instrument-warrants	387,898	—
Interest expense on note payable to parent	—	4,553
Depreciation expense	6,619	—
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to Synergy	57,539	16,923
Prepaid expenses and other assets	(60,309)	(5,552)
Total Adjustments	2,102,819	16,776

Net Cash used in Operating Activities	(2,472,031)	(333,441)

Cash Flows From Investing Activities:
Additions to property and equipment	(54,183)	—
Net Cash Used in Investing Activities	(54,183)	—

Cash Flows From Financing Activities:
Issuance of preferred stock	9,500,000	—
Borrowings under demand note payable to Synergy	—	250,000
Net Cash provided by Financing Activities	9,500,000	250,000

Net increase (decrease) in cash	6,973,786	(83,441)
Cash at beginning of period	1,817,757	86,716

Cash at end of period	$8,791,543	$3,275

Supplementary disclosure of non cash transactions:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$2,038
Deemed dividend on preferred stock beneficial conversion feature	$4,844,643	$—
Value of warrants exchanged for common stock	$4,863,243	$—

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or “chickenpox”, and CMX157 to treat Hepatitis B (HBV).

Separation from Synergy Pharmaceuticals Inc.

On August 8, 2013, Synergy Pharmaceuticals Inc. (“Synergy”) announced that it intended to separate its FV-100 assets from the remainder of its businesses through a pro rata distribution of the common stock of the entity holding the assets and liabilities associated with the FV-100 product candidate. ContraVir was incorporated for the purpose of holding such businesses as a wholly owned subsidiary of Synergy.

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

Convertible Preferred Share Issuances

On October 14, 2014, December 23, 2014 and February 10, 2015, the Company, issued an aggregate of 980,000 shares of Convertible Series A preferred shares at a stated value of $10.00 per share, generating gross proceeds of approximately $9,800,000. See Note 4 for the terms of the Preferred Shares and accounting of these transactions.

On December 17, 2014, the Company entered into a license agreement with Chimerix, Inc. and issued 120,000 shares of Series B Convertible Preferred Stock (the “Series B”) in connection with the license of CMX157 from Chimerix for further clinical development and commercialization. See Note 4 for the terms of the Preferred Shares and accounting of this transaction and Note 9 for license related information.

2. Basis of Presentation and Going Concern

The audited financial statements as of and for the six months ended December 31, 2014 have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”). In the opinion of management, the accompanying unaudited financial statements  for the three months ended December 31, 2014 and the three and six months ended December 31, 2013 include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s financial information.

The unaudited financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s interim financial information.

Going Concern

As of December 31, 2014, ContraVir had $8.8 million in cash. Net cash used in operating activities was $2.4 million for the six months ended December 31, 2014.  Net loss for the six months ended December 31, 2014 was $4.6 million. As of December 31, 2014, ContraVir had working capital of $8.5 million. The Company expects to incur losses for the next several years as it expands its research, development and clinical trials of FV-100. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

The financial statements as of December 31, 2014 and June 30, 2014 have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If the Company is unable to raise additional capital when required or an acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

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

Cash

As of December 31, 2014 and June 30, 2014, the amount of cash was approximately $8.8 million and $1.8 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Financial instruments consist of cash, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which were marked to market at the end of each reporting period. See Note 4 for additional information.

Warrants

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, was recorded as a derivative liability under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently the liability was adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities was recorded in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of warrants deemed to be derivative instruments was determined using Binomial option-pricing model using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. The Company thus used model-derived valuations where significant value drivers were unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At June 30, 2014, the fair value of such warrants was $4,475,345 which was classified as a long term derivative liability on our balance sheets. As of December 31, 2014, these warrants were exchanged for common stock of the Company. (See Note 4).

Property, equipment and depreciation

As of December 31, 2014  and June 30, 2014, ContraVir had $62,092 and $14,526 respectively, of property and equipment, consisting primarily of computer equipment. Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, which-ever is shorter. Expenditures for repairs and maintenance are charged to operations as incurred. ContraVir will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustment to the carrying value of property and equipment at December 31, 2014, and June 30, 2014.

Income Taxes

ContraVir has not filed any Federal tax returns as of yet due to being newly formed in May 2013. The amount of any tax liability that could arise since inception is undetermined at this time, however, the Company believes that because it has sustained losses since inception, the amount of any tax liability, if any, that could arise would be immaterial to the ContraVir’s financial statements. Any interest or penalties would be recorded in its statement of operations within other income (expense). ContraVir recorded a valuation allowance against any deferred tax assets upon the filing of its tax returns to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. As a result there are no income tax benefits reflected in the consolidated statements of operations to offset pre-tax losses.

Contingencies

In the normal course of business, ContraVir is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, (“ASC 450”), ContraVir records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. ContraVir, in accordance with this guidance, does not recognize gain contingencies until realized.

Research and Development

Research and development costs, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, license costs, regulatory and scientific consulting fees, as well as contract research, insurance and FDA consultants, are accounted for in accordance with ASC Topic 730-10-55-2, Research and Development, (“ASC 730”). Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

ContraVir does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years if at all. Accordingly our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that ContraVir has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, Research and Development non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. ContraVir had no recorded prepaid research and development costs as of December 31, 2014 and June 30, 2014.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with this guide, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Due to the net losses incurred, all stock equivalents were anti-dilutive, thus, basic and dilutive net loss per share are the same.

3. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company early adopted this guidance as of September 30, 2014, which did not have a material impact on the Company’s financial statements.

4. Stockholder’s Equity and Derivative Liability

Warrants

On February 4, 2014, ContraVir entered into a securities purchase agreement with accredited investors for gross proceeds of $3,225,000 in a private placement and incurred expenses of approximately $15,000 related to this placement. The Company sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations. Upon the issuance of these warrants the fair value of $879,557 was recorded as derivative liability warrants.

On August 20, 2014, ContraVir , consummated its offer (the “Offer”) to exchange an aggregate 4,742,648 outstanding common stock purchase warrants (the “Warrants”) owned by the February 4, 2014 investors in the Company for an aggregate 3,794,118 shares of restricted common stock. The Warrants were revalued on August 20, 2014, immediately prior to conversion increasing the liability by $387,898 to $4,863,243 which was recorded on the change in fair value of derivative instruments-warrants on the statement of operations. The liability was extinguished when the restricted shares were issued that had a fair value of $4,552,924 (using $1.20 per share, which was the stock price on August 20, 2014) by recording the offset to additional paid in capital.

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
7/1/2014	Balance of derivative financial instruments liability	4,742,648	$4,475,345
	Change in fair value of warrants immediately prior to conversion, recognized as change in fair value of derivative instruments-warrants in the statement of operations	—	387,898
	Amounts reclassified to additional paid-in capital	4,742,648	(4,863,243)
12/31/2014	Balance of derivative financial instruments liability	—	$—

ContraVir’s warrants contained a price protection clause which variable term required the Company to use a binomial model to determine fair value. The range of assumptions used to determine the fair value of the warrants on August 20, 2014 was as follows:

August 20, 2014
Estimated fair value of ContraVir common stock	$1.20
Expected warrant term (years)	5.46 years
Risk-free interest rate	1.75%
Expected volatility	88%
Dividend yield	—

In the Binomial model, the assumption for estimated fair value of the stock was based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in ContraVir’s recent private placement, which resulting stock prices were deemed to be arms-length negotiated prices. Because the ContraVir has a limited trading history in its common stock, the Company based expected volatility on that of comparable public development stage biotechnology companies. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, ContraVir used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

ContraVir Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2014. There are no such derivative liabilities as of December 31, 2014.

Description	Balance as of June 30. 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities related to Warrants	$4,475,345	$—	$—	$(4,475,345)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities-warrants in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Series A and Series B Convertible Preferred Stock

On October 14, 2014, the Company’s Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). Also on October 14, 2014, the Company closed a private offering of the Series A and issued 900,000 shares of Series A preferred shares at a stated value of $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company has also granted the purchaser of the Series A the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The purchaser elected to purchase an additional 50,000 and 30,000 shares on December 23, 2014 and February 10, 2015 generating, an additional gross proceeds of $500,000 and $300,000, respectively.

On December 15, 2014, the Company’s Board of Directors authorized the issuance of 120,000 shares of Series B Convertible Preferred Stock (the “Series B”) in connection with the Company’s exclusive license agreement with Chimerix, Inc., entered into December 17, 2014. (See License Agreement footnote 9). The stated and estimated value of these shares was $10.00 per share based on calculating the value of the series B on a converted-basis less the discount received on the conversion price compared to the stock price on date of issuance.

There are no stated dividends, redemption features or registration rights associated with the Series A and B. The Series A and B have voting rights on an as converted basis. Each share of the Series A and B is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. The Series A conversion price is currently $0.48 and the Series B conversion price is currently $1.12, based on 70% of the five day average common share price preceding the date of settlement. If the Company sells common stock or equivalents at an effective price per share that is lower than the conversion price, the Preferred holders conversion price may be reduced to the lower conversion price. This subsequent adjustment provision does not require the conversion option to be bifurcated as the features of the preferred instrument and the conversion option are equity-like, but rather a beneficial conversion feature exists. The preferred stock is automatically convertible into common stock in the event of a fundamental transaction to the Company. Based on these facts, the Series A and B are classified as permanent equity.

Beneficial Conversion Feature- Series A and Series B Preferred Stock

Each share of Series A is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $0.48 per share.  On October 14, 2014 and December 23, 2014, the date of issuances of the Series A, the publicly traded common stock prices were $0.65 and $2.09 per share, respectively. Each share of Series B are convertible into shares of common stock at any time at the option of the holder at a conversion price of $1.12 per share,  On December 17, 2014, the date of the Series B agreement, the publicly traded common stock price was $1.79 per share.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series A and Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series A and Series B shares was $4.8 million and the preferred stock was further discounted by this amount. The beneficial conversion amount of $4.8 million was then accreted back to the preferred stock as a dividend charged to accumulated deficit as the preferred stock was 100% convertible immediately.

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

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 6,500,000 shares of common stock issuable pursuant to the Plan. As of September 30, 2014 the Company had issued 841,270 options over the authorized number of options in the Plan. As per ASC Topic 815-40, the options were accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Stockholder and Board approval was obtained on October 11, 2014, to increase the number of authorized shares. Immediately prior to approval, the liability was revalued, and an additional expense was recorded. Upon approval, the cumulative liability of $119,167 was reversed into additional paid in capital.

ContraVir recorded the following stock based compensation expense for the periods shown:

	Three months ended		Six months ended
	December 31, 2014	December 31, 2013	December 31,	December 31, 2013
	(Unaudited)	(Unaudited)	2014	(Unaudited)
General and administrative	$269,912	$71	$361,916	$71
Research and development	129,148	781	149,156	781
Total stock based compensation expense	$399,060	$852	$511,072	$852

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2014	2,341,270	$0.11- $2.37	$1.61	$633,200	2.95 years
Granted	1,327,308	$1.50 – 2.20	$1.53	$913,662	—
Exercised	—	—	—	—	—
Forfeited	40,000	$0.11 – 2.35	$1.30	—	—
Balance outstanding, December 31, 2014	3,628,578	$0.11 – 2.37	$1.59	$2,429,502	2.65 years

Exercisable at December 31, 2014	294,665	$0.11 – 0.37	$0.31	$561,943

There were 1,327,308 options granted during the six months ended December 31, 2014. As of December 31, 2014, the unrecognized compensation cost related to authorized non-vested stock options outstanding, net of expected forfeitures, was approximately $4.0 million to be recognized over a weighted-average remaining vesting period of approximately 2.65 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards during the periods indicated.

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Stock price	$1.50 – 2.20	$0.11
Risk-free interest rate	1.81% - 2.29%	2.40%
Dividend yield	—	—
Expected volatility	88%	90%
Expected term (in years)	6 – 10 years	6 years
Weighted average grant date fair value	$2.17	$0.08

Stock Price—Effective February 27, 2014, the grant date stock price as of the closing market price of the Company’s common stock is used based on the date of grant. Prior to that date, there was no public market for the stock. Management believed that the best alternative indication of stock value is what Synergy paid for the FV-100 Product, in an arms-length transaction, to BMS on August 17, 2012, or $1,000,000. Thus $1,000,000 divided by the 9,000,000 shares then outstanding resulted in a stock price of $0.11 per share.

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

6. Income Taxes

ContraVir records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to ContraVir’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2014 and June 30, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statements of operations to offset pre-tax losses.

ContraVir has no uncertain tax positions subject to examination by the relevant tax authorities as of December 31, 2014 and June 30, 2014 because no tax returns have yet been filed. ContraVir will file U.S. and state income tax returns in jurisdictions with varying statutes of limitations.

7. Due to Synergy

On July 8, 2013, ContraVir entered into a Shared Services Agreement, as amended and restated August 5, 2013, with Synergy, effective May 16, 2013. Under the Shared Services Agreement, Synergy provided and/or made available to the Company various administrative, financial, accounting, insurance, office, information technology and other services to be provided by, or on behalf of, Synergy, together with such other services as reasonably requested by the Company. In consideration for such services, the Company paid fees to Synergy for the services provided, and those fees will generally be in amounts intended to allow the party providing services to recover all of its direct and indirect costs incurred in providing those services. The personnel performing services under the Shared Services Agreement are employees and/or independent contractors of Synergy and were not under our direction or control. These personnel costs were based upon the actual percentages of time spent by Synergy personnel performing services for the Company under the Shared Services Agreement. ContraVir reimburses Synergy for direct out-of-pocket costs incurred by Synergy for third party services provided to the Company. Effective April 1, 2014, ContraVir terminated the Shared Services Agreement with Synergy. As of December 31, 2014, there were no remaining payments due under the Shared Services Agreement with Synergy.

As of December 31, 2014 and June 30, 2014, the balances due to Synergy on shared services and allocated expenses are comprised of the following amounts:

	December 31, 2014	June 30, 2014

Temporary labor	—	1,454
Rent, utilities, and property taxes	—	5,474
Total Shared Services	$—	$6,928

8. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC Topic 260”) for all periods presented. In accordance with ASC Topic 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In addition, the net loss attributable to common stockholders’ is adjusted for the preferred stock deemed dividends related to the beneficial conversion feature on this instrument for the periods in which the preferred stock is outstanding. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended		Six months ended
	December 31, 2014	December 31, 2013		December 31, 2013
	(Unaudited)	(Unaudited)	December 31, 2014	(Unaudited)
Numerator:
Net loss	$(3,104,445)	$(168,155)	$(4,574,850)	$(350,217)
Preferred stock deemed dividend	(4,844,643)	—	(4,844,643)	—
Net loss attributable to common stockholders	$(7,949,088)	$(168,155)	$(9,419,493)	$(350,217)

Denominator:
Weighted average common shares outstanding	22,273,397	9,000,000	21,242,387	9,000,000
Net loss per share of common stock—basic and diluted	$(0.36)	$(0.02)	$(0.44)	$(0.04)

The following outstanding securities at December 31, 2014 and 2013 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three months ended		Six months ended
	December 31, 2014	December 31, 2013	December 31,	December 31, 2013
	(Unaudited)	(Unaudited)	2014	(Unaudited)
Common shares issuable upon conversion of Series A preferred stock	19,791,667	—	19,791,667	—
Common shares issuable upon conversion of Series B preferred stock	1,071,429	—	1,071,429	—
Stock options	3,628,578	204,000	3,628,578	204,000
Total	24,491,674	204,000	24,491,674	204,000

9. Commitments and Contingencies

License Agreement with Chimerix, Inc.

On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix, Inc. (“Chimerix”) pursuant to which the Company has licensed CMX157 from Chimerix for further clinical development and commercialization. CMX157 is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, ContraVir licensed CMX157 from Chimerix in exchange for an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days’ prior written notice to Chimerix.

The fair value of the Series B shares exchanged for the license was determined to be $10 a share (See Note 4) or $1.2 million. The cost of the license was classified as a research and development expense in the amount of $1.2 million as the compound is early stage, has not yet reached technological feasibility and has no alternative use.

Contractual Obligations

In August 2014, we entered into a new lease for new corporate office space in Edison, New Jersey. The following table summarizes annual rentals for each of the following fiscal years ended June 30:

2015	$62,017
2016	125,993
2017	128,132
2018	130,270
2019	132,409
Thereafter	11,049
Total	589,870

We do not have any other material contractual obligations.

10. Subsequent events

Employment Agreements

On January 13, 2015, the Company entered into an executive agreement with John Sullivan-Bolyai, M.D., MPH, effective January 19, 2015, under which he will serve as Chief Medical Officer of the Company. Pursuant to the terms of his new employment agreement, Dr. Sullivan-Bolyai will receive an annual salary of $320,000. He also received 135,000 options with an exercise price of $2.45 which vest over three years. He is eligible to receive a cash bonus of up to 25% of his base salary upon achievement of performance milestones. If Dr. Sullivan-Bolyai’s employment is terminated without cause or for good reason (as defined in his employment agreement), he will be entitled to receive a severance payment equal to base salary for nine months from date of termination in addition to any earned but unpaid salary and bonus.

Preferred Share Issuance

On February 10, 2015, the purchaser of the Series A elected to purchase an additional 30,000 available shares, in accordance with their option to purchase additional shares, generating gross proceeds of $300,000, under the same terms and conditions noted in Note 4. As described in Note 4, a beneficial conversion feature is present at the date of the agreement, as the Company’s common share price on that date was $4.50, as compared to the $0.48 conversion price of the Series A. The Company will recognize a charge to additional paid-in capital and retained earnings of $300,000 related to the Series A, related to this contingent beneficial conversion feature at the time of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “plan,” “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Business Overview

We are a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by reactivation of varicella zoster virus (VZV), and CMX157 to treat Hepatitis B (HBV).

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

CMX 157

CMX157 is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. CMX157’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. It has completed a Phase 1 clinical trial in healthy volunteers, demonstrating a favorable safety, tolerability and drug distribution profile. We intend to develop CMX157 for Hepatitis B (HBV).

Clinical Trials

The CMX157 Phase 1 clinical study was a randomized, blinded, dose-escalation trial to evaluate safety, tolerability and pharmacokinetics. Healthy volunteers received a single dose ranging from 25 mg to 400 mg of CMX157 or a standard dose of Viread for comparison of intracellular levels of the active antiviral, tenofovir diphosphate (TFV-PP). CMX157 was well tolerated and there were no laboratory, vital sign, electrocardiogram changes or adverse event trends attributable to drug. In addition, plasma concentrations of CMX157 increased linearly with dose and target plasma levels were attained. The active antiviral, TFV-PP, was measurable in peripheral blood mononuclear cells (PBMC) from all patients after a single 400 mg dose of CMX157. PBMC levels of TFV-PP remained detectable for six days after the single 400 mg dose of CMX157, suggesting the possibility of a convenient, once-weekly dosing regimen.

We intend to initiate CMX157 into Phase 2 clinical trials in HBV.

Separation from Synergy Pharmaceuticals Inc.

On August 8, 2013, Synergy announced that it intended to separate its FV-100 assets from the remainder of its businesses through a pro rata distribution of the common stock of an entity holding the assets and liabilities associated with the FV-100 product candidate. We were incorporated in Delaware for the purpose of holding such businesses and were previously a subsidiary of Synergy.

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

We incurred increased costs as a result of becoming an independent, publicly-traded company, and establishing or expanding the corporate support for our businesses, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, legal, procurement and other services. In the first year following the separation, these annual operating costs are estimated to be significantly higher than the general corporate expenses historically allocated from Synergy to us.

We do not anticipate that increased costs solely from becoming an independent, publicly traded company will have an adverse effect on our growth rate in the future.

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2014, we have sustained cumulative net losses of approximately $9.9 million. From inception through December 31, 2014, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

On October 14, 2014, we closed a private offering of Series A Convertible Preferred Stock (the “Series A”) and issued 900,000 shares of Series A preferred at $10.00 per share, generating gross proceeds of approximately $9,000,000. We also granted the purchaser of the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. We issued an additional 50,000 shares of Series A preferred at $10.00 per share on December 23, 2014 and an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015, generating aggregate gross proceeds of $800,000.

On December 17, 2014, we agreed to issue 120,000 of Series B Convertible Preferred Stock (the “Series B”) in exchange for an exclusive license for further clinical development and commercialization of CMX157 from Chimerix, Inc.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our critical accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K (“Form 10-K”) as of and for year ended June 30, 2014, filed with the SEC on September 29, 2014. There have been no changes to our critical accounting policies since June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. We early adopted this pronouncement as of September 30, 2014, which did not have a material impact on our financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2014 and 2013

	Three months ended
	December 31, 2014 (Unaudited)	December 31, 2013 (Unaudited)	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	1,823,657	9,208	1,814,449
General and administrative	1,280,788	154,067	1,126,721
Loss from operations	(3,104,445)	(163,275)	(2,941,170)
Other income (expense):
Interest expense	—	(4,880)	4,880
Total other income (expense)	—	(4,880)	4,880
Net loss	$(3,104,445)	$(168,155)	$(2,936,290)

We had no revenues during the three months ended December 30, 2014 or 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

General and administrative expenses for the three months ended December 31, 2014 and 2013 amounted to $1.3 million and $154 thousand, respectively, which were primarily corporate legal and accounting services related to our formation, patent maintenance and independent audit of our financial statements. The increase is primarily due to hiring staff and stock-based compensation charges for stock option issuances.

Research and development expenses for the three months ended December 31, 2014 and 2013 amounted to $1.8 million and $9 thousand, respectively, which were primarily scientific advisory fees and clinical data storage. The increase is primarily due to hiring staff, R&D licensing expense associated with the Chimerix transaction, and work on a development plan for FV-100.

Net loss for the three months ended December 31, 2014 and 2013 was approximately $3.1 million and $168 thousand, respectively, which was a result of the operating expenses discussed above.

Comparison of Six Months Ended December 31, 2014 and 2013

	Six months ended
	December 31, 2014	December 31, 2013 (Unaudited)	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,207,714	22,846	2,184,868
General and administrative	1,979,238	320,780	1,658,458
Loss from operations	(4,186,952)	(343,626)	(3,843,326)

Other income (expense):
Change in fair value of warrant liability	(387,898)	—	(387,898)
Interest expense	—	(6,591)	6,591
Total other income (expense)	(387,898)	(6,591)	(381,307)
Net loss	$(4,574,850)	$(350,217)	$(4,224,633)

We had no revenues during the six months ended December 31, 2014 or 2013 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

General and administrative expenses for the six months ended December 31, 2014 and 2013 amounted to $2.0 million and $321 thousand, respectively, which were primarily corporate legal and accounting services related to our formation, patent maintenance and independent audit of our financial statements. The increase is primarily due to hiring staff and stock-based compensation charges for stock option issuances.

Research and development expenses for the six months ended December 31, 2014 and 2013 amounted to $2.2 million and $23 thousand, respectively, which were primarily scientific advisory fees and clinical data storage. The increase is primarily due to hiring staff, R&D licensing expense associated with the Chimerix transaction, and work on a development plan for FV-100.

In the six months ended December 31, 2014, we incurred $0.4 million related to a change in the fair value of our warrant liability. In February 2014, the Company issued warrants, recording a derivative liability that was marked to market on a quarterly basis. The warrants were exchanged for common stock in August 2014.

Net loss for the six months ended December 31, 2014 and 2013 was approximately $4.6 million and $350 thousand, respectively, which was a result of the operating expenses discussed above, and a loss resulting from the change in fair value of derivative instruments-warrants of approximately $388 thousand for the six months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the six months ended December 31, 2014 and 2013:

	Six months ended
	December 31, 2014	December 31, 2013
Net cash (used in) provided by:
Operating activities	$(2,472,031)	$(333,441)
Investing activities	(54,183)	—
Financing activities	9,500,000	250,000
Net increase (decrease) decrease in cash	$6,973,786	$(83,441)

As of December 31, 2014, we had $8.8 million in cash. Net cash used in operating activities was approximately $2.5 million for the year ended December 31, 2014. As of December 31, 2014, we had working capital of $8.5 million, as compared to a working capital deficit of $0.5 million as of December 31, 2013.

On June 5, 2013, we entered into a Loan and Security Agreement with Synergy pursuant to which Synergy agreed to lend us up to five hundred thousand dollars ($500,000) for working capital purposes (the “Loan Agreement”). On November 18, 2013, we entered into an amendment to the Loan Agreement with Synergy pursuant to which Synergy agreed to increase the aggregate amount available to us under the Loan Agreement from five hundred thousand dollars ($500,000) to one million dollars ($1,000,000). As of December 31, 2014, borrowings under the Note were zero. On March 27, 2014, we paid Synergy an aggregate of $461,236, which represented all principal and accrued and unpaid interest that was due and payable on the Note.

On February 4, 2014, we entered into a securities purchase agreement with accredited investors to sell securities and raise gross proceeds of $3,225,000 in a private placement. We sold 9,485,294 units to the investors with each unit consisting of one share of our common stock and one warrant to purchase an additional one half share of our common stock. The purchase price paid by the investor was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon our analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” we have determined that the units issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis. The warrants were converted into shares of common stock in August 2014, therefore, the liability was reversed into equity.

In October 2014, we authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). On October 14, 2014, we closed on the sale of the Series A and issued 900,000 shares at $10.00 per share, generating gross proceeds of approximately $9,000,000. On December 23, 2014, we issued an additional 50,000 shares at $10.00 per share and an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015, generating aggregate gross proceeds of approximately $800,000.

Operating and Capital Expenditure Requirements

As of December 31, 2014, we had an accumulated deficit of $9.9 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The statements as of December 31, 2014 and June 30, 2014 have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company will be required to raise additional capital to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Contractual Obligations

In August 2014, we entered into a new lease for new corporate office space in Edison, New Jersey. The following table summarizes annual rentals for each of the following June 30 fiscal years:

	Total	2015	2016	2017	2018	2019	thereafter
Lease obligation	$589,870	$62,017	$125,993	$128,132	$130,270	$132,409	11,049

We do not have any other material contractual obligations.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of December 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2014.

PART II. OTHER INFORMATION

ITEM 6.                                                EXHIBITS

3.1

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Contravir Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 15, 2014).

3.2

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Contravir Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on December 18, 2014).

10.1	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 15, 2014).

10.2*	License Agreement effective as of December 2014 by and between Chimerix, Inc. and ContraVir Pharmaceuticals, Inc.

10.3	Executive Agreement dated as of January 19, 2015 between ContraVir Pharmaceuticals, Inc. and Dr. Sullivan-Bolyai (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 15, 2015).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended December 31, 2014, filed on, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders Equity (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements tagged as blocks of text.

* Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: February 12, 2015	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: February 12, 2015	By:	/s/ WILLIAM HORNUNG
William Hornung
Chief Financial Officer