Form 10-Q/A
period 2014-12-31
ContraVir Pharmaceuticals, Inc.
filed 2015-02-13
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2014 (the “Form 10-Q”), originally filed on February 13, 2015 with the Securities and Exchange Commission, solely for the purpose of including the conformed signature of our auditors, BDO USA, LLP on the audit opinion which was inadvertently not included in the original Form 10-Q.

No other changes have been made to the Form 10-Q. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q except as described above.

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

/s/ BDO USA, LLP

New York, New York

February 12, 2015

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

10.1	Form of Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 15, 2014).

10.2*+	License Agreement effective as of December 2014 by and between Chimerix, Inc. and ContraVir Pharmaceuticals, Inc.

10.3	Executive Agreement dated as of January 19, 2015 between ContraVir Pharmaceuticals, Inc. and Dr. Sullivan-Bolyai (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 15, 2015).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

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
+ Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: February 12, 2015	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: February 12, 2015	By:	/s/ WILLIAM HORNUNG
William Hornung
Chief Financial Officer