Form 10-Q
period 2015-03-31
ContraVir Pharmaceuticals, Inc.
filed 2015-05-14
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2015

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36856

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

The number of the registrant’s shares of common stock outstanding was 22,273,397 as of May 4, 2015.

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

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(unaudited)
ASSETS
Current Assets:
Cash	$8,901,298	$1,817,757
Prepaid expenses	460,302	164,421
Total Current Assets	9,361,600	1,982,178
Property and equipment, net	86,606	14,526
Other assets	51,344	4,200
Total Assets	$9,499,550	$2,000,904
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,312,991	$243,896
Accrued expenses	302,706	207,915
Due to Synergy	—	6,928
Total Current Liabilities	1,615,697	458,739
Derivative financial instruments, at estimated fair value-warrants	—	4,475,345
Total Liabilities	1,615,697	4,934,084

Stockholders’ Equity (Deficit):
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares.
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 1,250,000 and 0 shares at March 31, 2015 and June 30, 2014, respectively.	12,500,000	—
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 120,000 and 0 shares at March 31, 2015 and June 30, 2014, respectively.	1,200,000	—
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 22,273,397and 18,479,279 shares at March 31, 2015 and June 30, 2014, respectively	2,228	1,848
Additional paid-in capital	16,420,281	2,486,309
Accumulated deficit	(22,238,656)	(5,421,337)

Total Stockholders’ Equity (Deficit)	7,883,853	(2,933,180)

Total Liabilities and Stockholders’ Equity	$9,499,550	$2,000,904

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	2,606,032	72,507	4,813,747	95,353
General and administrative	1,791,794	386,463	3,771,031	707,243

Loss from Operations	(4,397,826)	(458,970)	(8,584,778)	(802,596)

Interest expense	—	(6,355)	—	(12,946)
Change in fair value of derivative instruments-warrants	—	(8,846,434)	(387,898)	(8,846,434)
Total Other Loss	—	(8,852,789)	(387,898)	(8,859,380)
Net loss	$(4,397,826)	$(9,311,759)	$(8,972,676)	$(9,661,976)
Series A and B convertible preferred stock beneficial conversion feature accreted as a dividend	(3,000,000)	—	(7,844,643)	—
Net loss attributable to common stockholders	$(7,397,826)	$(9,311,759)	$(16,817,319)	$(9,661,976)

Weighted Average Common Shares Outstanding
Basic and Diluted	22,273,397	14,735,551	20,334,797	10,904,873

Net Loss per Common Share
Basic and Diluted	$(0.20)	$(0.63)	$(0.44)	$(0.89)

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value				Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Stockholder’s Equity (Deficit)
Balance June 30, 2014	—	$—	—	$—	18,479,279	$1,848	$2,486,309	$(5,421,337)	$(2,933,180)

Stock based compensation expense	—	—	—	—	—	—	1,188,988	—	1,188,988
Stock options granted in excess of authorized limit	—	—	—	—	—	—	(81,689)	—	(81,689)
Reversal of stock option liability upon increase in authorized number of shares	—	—	—	—	—	—	119,167	—	119,167
Restricted common shares issued in exchange of warrants	—	—	—	—	3,794,118	380	4,862,863	—	4,863,243
Issuance of series A preferred shares	1,250,000	12,500,000	—	—	—	—	—	—	12,500,000
Issuance of series B preferred shares	—	—	120,000	1,200,000	—	—	—	—	1,200,000
Net loss for the period	—	—	—	—	—	—	—	(8,972,676)	(8,972,676)
Beneficial conversion feature accreted as a deemed dividend	—	—	—	—	—	—	7,844,643	(7,844,643)	—

Balance March31, 2015 (unaudited)	1,250,000	$12,500,000	120,000	$1,200,000	22,273,397	$2,228	$16,420,281	$(22,238,656)	$7,883,853

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net loss	$(8,972,676)	$(9,661,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,188,988	144,075
Cost of license as research and development expense	1,200,000	—
Change in fair value of derivative instrument-warrants	387,898	8,846,434
Depreciation expense	11,189	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(343,026)	118,279
Accounts payable, accrued expenses and due to Synergy	1,194,437	(117,452)
Total Adjustments	3,639,486	8,991,336

Net Cash used in Operating Activities	(5,333,190)	(670,640)

Cash Flows From Investing Activities:
Additions to property and equipment	(83,269)	(15,847)
Net Cash Used in Investing Activities	(83,269)	(15,847)

Cash Flows From Financing Activities:
Issuance of preferred stock	12,500,000	—
Issuance of common stock via private placement	—	3,225,000
Fees and expenses- private placement	—	(15,033)
Borrowings under demand note payable to Synergy	—	350,000
Repayments under demand note payable to Synergy	—	(450,000)
Net Cash provided by Financing Activities	12,500,000	3,109,967

Net increase in cash	7,083,541	2,423,480
Cash at beginning of period	1,817,757	86,716

Cash at end of period	$8,901,298	$2,510,196

Supplementary disclosure of non cash transactions:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$12,945
Deemed dividend on preferred stock beneficial conversion feature	$7,844,643	$—
Value of warrants exchanged for common stock	$4,863,243	$—

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

Convertible Preferred Share Issuance

On October 14, 2014, December 23, 2014, February 10, 2015 and February 26, 2015, the Company, issued 1,250,000 shares of Convertible Series A preferred shares at a stated value of $10.00 per share, generating gross proceeds of approximately $12,500,000. See Note 4 for the terms of the Preferred Shares and accounting of these transactions.

On December 15, 2014, the Company entered into a license agreement with Chimerix, Inc. and issued 120,000 shares of Series B Convertible Preferred Stock (the “Series B”) in connection with the license of CMX157 from Chimerix for further clinical development and commercialization. See Note 4 for the terms of the Preferred Shares and accounting of this transaction and Note 8 for license related information.

2. Basis of Presentation and Going Concern

The unaudited condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s interim financial information. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements as of and for the periods ended June 30, 2014 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 29, 2014 and the audited financial statement as of and for the periods ended December 31, 2014 contained in the Company’s Quarterly Report on Form 10-Q (“Form 10-Q”) filed with the SEC on February 12, 2015.

Going Concern

As of March 31, 2015, ContraVir had $8.9 million in cash. Net cash used in operating activities was $5.3 million for the nine months ended March 31, 2015.  Net loss for the nine months ended March 31, 2015 was $9.0 million. As of March 31, 2015, ContraVir had working capital of $7.7 million. The Company expects to incur losses for the next several years as it expands its research, development and clinical trials of FV-100 and CMX157. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

The statements as of March 31, 2015 and June 30, 2014 have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

As of March 31, 2015 and June 30, 2014, the amount of cash was approximately $8.9 million and $1.8 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

On August 20, 2014, ContraVir consummated its offer (the “Offer”) to exchange an aggregate 4,742,648 outstanding common stock purchase warrants (the “Warrants”) owned by the February 4, 2014 investors in the Company for an aggregate 3,794,118 shares of restricted common stock. The Warrants were revalued on August 20, 2014, immediately prior to conversion increasing the liability by $387,898 to $4,863,243 which was recorded on the change in fair value of derivative instruments- warrants on the statement of operations. The liability was extinguished when the restricted shares were issued that had a fair value of $4,552,924 (using $1.20 per share, which was the stock price on August 20, 2014) by recording the offset to additional paid in capital.

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
7/1/2014	Balance of derivative financial instruments liability	4,742,648	$4,475,345
	Change in fair value of warrants immediately prior to conversion, recognized as change in fair value of derivative instruments- warrants in the statement of operations	—	387,898
	Amounts reclassified to additional paid-in capital	4,742,648	(4,863,243)
3/31/2015	Balance of derivative financial instruments liability	—	$—

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

ContraVir Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2014. There are no such derivative liabilities as of March 31, 2015.

Description	Balance as of June 30. 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities related to Warrants	$4,475,345	$—	$—	$4,475,345

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Series A and Series B Preferred Stock Issuances

On October 14, 2014, the Company’s Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). Also on October 14, 2014, the Company closed a private offering of the Series A and issued 900,000 shares of Series A preferred shares at a stated value of $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company has also granted the purchaser of the Series A and their assignees the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The purchaser elected to purchase an additional 50,000, 30,000 and 20,000 shares on December 23, 2014, February 10, 2015, and February 26, 2015 generating additional gross proceeds of $500,000, $300,000 and $200,000, respectively. On February 26, 2015, assignees of the purchaser elected to purchase 250,000 shares, generating additional gross proceeds of $2,500,000.

On December 15, 2014, the Company’s Board of Directors authorized the issuance of 120,000 shares of Series B Convertible Preferred Stock (the “Series B”) in connection with the Company’s exclusive license agreement with Chimerix, Inc., entered into December 17, 2014. (See License Agreement footnote 9). The stated and estimated value of these shares was $10.00 per share.

There are no stated dividends or redemption features associated with the Series A and B. The Series A and B have voting rights on an as converted basis. Each share of the Series A and B is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. The Series A conversion price is currently $0.48 and the Series B conversion price is currently $1.12, based on 70% of the five day average common share price preceding the date of settlement. If the Company sells common stock or equivalents at an effective price per share that is lower than the conversion price, the Preferred holders conversion price may be reduced to the lower conversion price. The preferred stock is automatically convertible into common stock in the event of a fundamental transaction to the Company. Based on these facts, the Series A and B are classified as permanent equity.

Beneficial Conversion Feature- Series A and Series B Preferred Stock

Each share of Series A is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $0.48 per share.  On October 14, 2014, December 23, 2014, February 10, 2015 and February 26, 2015, the date of issuances of the Series A, the publicly traded common stock prices were $0.65, $2.09, $4.50 and $4.50 per share, respectively. Each share of Series B are convertible into shares of common stock at any time at the option of the holder at a conversion price of $1.12 per share. On December 17, 2014, the date of the Series B agreement, the publicly traded common stock price was $1.79 per share.

Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series A and Series B preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series A and Series B shares was $7.8 million and the preferred stock was further discounted by this amount. The beneficial conversion amount of $7.8 million was then accreted back to the preferred stock as a dividend charged to accumulated deficit as the preferred stock was 100% convertible immediately.

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

ContraVir recorded the following stock based compensation expense for the periods shown:

	Three months ended		Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
General and administrative	$168,534	$101,287	$317,690	$102,046
Research and development	509,382	41,935	871,298	42,007
Total stock based compensation expense	$677,916	$143,223	$1,188,988	$144,075

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2014	2,341,270	$0.11- $2.37	$1.61	$633,200	2.95 years
Granted	1,497,308	$1.50 –$2.65	$1.65		$—
Exercised	—	—	—	—	—
Forfeited	—	$—	—	—	—
Balance outstanding, March 31, 2015	3,838,578	$0.11– $2.65	$1.63	$5,570,718	2.25 years

Exercisable at March 31, 2015	894,090	$0.11 – $2.35	$1.22	$1,663,855

There were 1,497,308 options granted during the nine months ended March 31, 2015. As of March 31, 2015, the unrecognized compensation cost related to authorized non-vested stock options outstanding, net of expected forfeitures, was approximately $4.2 million to be recognized over a weighted-average remaining vesting period of approximately 2.25 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards during the periods indicated.

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Stock price	$1.50 – $3.08	$0.11– $2.36
Risk-free interest rate	1.39% - 2.29%	1.89 – 2.40%
Dividend yield	—	—
Expected volatility	88%	88% – 90%
Expected term (in years)	6 years	5 – 9.8 years
Weighted average grant date fair value	$1.30	$1.32

Stock Price—Effective February 27, 2014, the grant date stock price as of the closing market price of the Company’s common stock is used. Prior to that date, there was no public market for the stock. Management believed that the best alternative indication of stock value is what Synergy paid for the FV-100 Product, in an arms-length transaction, to BMS on August 17, 2012, or $1,000,000. Thus $1,000,000 divided by the 9,000,000 shares then outstanding resulted in a stock price of $0.11 per share.

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

Expected term—ContraVir has had no stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB No. 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

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

6. Income Taxes

ContraVir records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to ContraVir’s ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2015 and June 30, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statements of operations to offset pre-tax losses.

ContraVir has no uncertain tax positions subject to examination by the relevant tax authorities as of March 31, 2015 and June 30, 2014 because no tax returns have yet been filed. ContraVir will file U.S. and state income tax returns in jurisdictions with varying statutes of limitations.

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

	Three months ended		Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Numerator:
Net loss	$(4,397,826)	$(9,311,759)	$(8,972,676)	$(9,661,976)
Preferred stock deemed dividend	(3,000,000)	—	(7,844,643)	—
Net loss attributable to common stockholders	$(7,397,826)	$(9,311,759)	$(16,817,319)	$(9,661,976)
Denominator:
Weighted average common shares outstanding	22,273,397	14,735,551	20,334,797	10,904,873
Net loss per share of common stock—basic and diluted	$(0.20)	$(0.63)	$(0.44)	$(0.89)

The following outstanding securities at March 31, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three months ended		Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Common shares issuable upon conversion of Series A preferred stock	26,041,667	—	26,041,667	—
Common shares issuable upon conversion of Series B preferred stock	1,071,429	—	1,071,429	—
Stock options	3,838,578	2,142,270	3,838,578	2,142,270
Total	30,951,674	2,142,270	30,951,674	2,142,270

8.  Commitments and Contingencies

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

The fair value of the Preferred B shares exchanged for the license was determined to be equal to the amount paid per share of the Series A, as the provision of the Preferred B shares were the same as the Preferred A Shares, based on an arm’s length transaction.  Therefore, the fair value of the Preferred B shares issued was $10 per share or $1.2 million. The cost of the license was classified as a research and development expense in the amount of $1.2 million as the compound is early stage, has not yet reached technological feasibility and has no alternative use.

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

On March 9, 2015 the Company announced the successful outcome of a recent End-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA) regarding FV-100, for the prevention of debilitating shingles-associated pain known as post-herpetic neuralgia (PHN). The FDA has agreed to, with minor modifications, the Company’s proposed clinical protocol, which is designed as a pivotal Phase 3 study.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2015, we have sustained cumulative net losses of approximately $14.4 million. Additionally, as of March 31, 2015, we have recorded $7.4 million against our accumulated deficit related to our Series A and Series B Convertible Preferred Stock beneficial conversion feature, which is being accreted as deemed dividends. From inception through March 31, 2015, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

On October 14, 2014, we closed a private offering of Series A Convertible Preferred Stock (the “Series A”) and issued 900,000 shares of Series A preferred at $10.00 per share, generating gross proceeds of approximately $9,000,000. We also granted the purchaser of the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The Series A are classified as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.  We issued an additional 50,000 shares of Series A preferred at $10.00 per share on December 23, 2014, an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015 and an additional 270,000 shares on February 26, 2015, generating aggregate gross proceeds of $3,500,000.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K (“Form 10-K”) as of and for year ended June 30, 2014, filed with the SEC on September 29, 2014. There have been no changes to our critical accounting policies since June 30, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2015.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2015 and 2014

	Three months ended
	March 31, 2015	March 31, 2014	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,606,032	72,507	2,533,525
General and administrative	1,791,794	386,463	1,405,331
Loss from operations	(4,397,826)	(458,970)	(3,938,856)
Other income (expense):
Interest expense	—	(6,355)	6,355
Change in fair value of warrant liability	—	(8,846,434)	8,846,434
Total other income (expense)	—	(8,852,789)	8,852,789
Net loss	$(4,397,826)	$(9,311,759)	$4,913,933

We had no revenues during the three months ended March 31, 2015 or 2014 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2015 and 2014 amounted to $2.6 million and $72.5 thousand, respectively, which, in 2014 were primarily scientific advisory fees and clinical data storage. The increase of $2.5 million is primarily due to development plan costs associated with FV-100 of $1.8 million. The remaining increase was primarily driven by costs associated with increased headcount and associated salary costs of $0.5 million.

General and administrative expenses for the three months ended March 31, 2015 and 2014 amounted to $1.8 million and $386.5 thousand, respectively, which, in 2014 were primarily corporate legal and accounting services related to our formation, patent maintenance and independent audit of our financial statements. In addition to these costs, the increase of $1.4 million is primarily due to costs associated with increased headcount and associated salary costs of $0.5 million and stock-based compensation charges for stock option issuances of $0.4 million and other operating costs associated with becoming a public company.

The change in fair value of warrant liability for the three months ended March 31, 2014 amounted to $8.8 million. In February 2014, the Company issued warrants, recording a derivative liability that was marked to market on a quarterly basis. The warrants were exchanged for common stock in August 2014.

Net loss for the three months ended March 31, 2015 and 2014 was approximately $4.4 million and $9.3 million, respectively, which was a result of the operating expenses discussed above.

Comparison of Nine Months Ended March 31, 2015 and 2014

	Nine months ended
	March 31, 2015	March 31, 2014	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	4,813,747	95,353	4,718,394
General and administrative	3,771,031	707,243	3,063,788
Loss from operations	(8,584,778)	(802,596)	(7,782,182)

Other income (expense):
Interest expense	—	(12,946)	12,946
Change in fair value of warrant liability	(387,898)	(8,846,434)	8,458,536
Total other income (expense)	(387,898)	(8,859,380)	(8,471,482)
Net loss	$(8,972,676)	$(9,661,976)	$689,300

We had no revenues during the nine months ended March 31, 2015 or 2014 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the nine months ended March 31, 2015 and 2014 amounted to $4.8 million and $0.1 million, respectively, which were, in 2014, primarily scientific advisory fees and clinical data storage. The increase of $4.7 million is primarily due to R&D licensing expense associated with the Chimerix transaction of $1.2 million and development plan costs associated with FV-100 of $1.8 million. The remaining increase was primarily driven by costs associated with increased headcount and associated salary costs of $0.8 million.

General and administrative expenses for the nine months ended March 31, 2015 and 2014 amounted to $3.8 million and $0.7 million, respectively, which, in 2014 were primarily corporate legal and accounting services related to our formation, patent maintenance and independent audit of our financial statements. The increase of $3.1 million is primarily due to costs associated with increased headcount and associated salary costs of $1.2 million and stock-based compensation charges for stock option issuances of $0.8 million and other operating costs associated with becoming a public company.

In the nine months ended March 31, 2015 and 2014, we incurred $0.4 million and $8.8 million, respectively, related to a change in the fair value of our warrant liability. In February 2014, the Company issued warrants, recording a derivative liability that was marked to market on a quarterly basis. The warrants were exchanged for common stock in August 2014.

Net loss for the nine months ended March 31, 2015 and 2014 was approximately $9.0 million and $9.7 million, respectively, which was a result of the operating expenses and change in fair value of our warrant liability discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the nine months ended March 31, 2015 and 2014:

	Nine months ended
	March 31, 2015	March 31, 2014
Net cash (used in) provided by:
Operating activities	$(5,333,190)	$(670,640)
Investing activities	(83,269)	(15,847)
Financing activities	12,500,000	3,109,967
Net increase in cash	$7,083,541	$2,423,480

As of March 31, 2015, we had $8.9 million in cash. Net cash used in operating activities was approximately $5.3 million for the nine months ended March 31, 2015. As of March 31, 2015, we had working capital of $7.7 million, as compared to $2.4 million as of March 31, 2014.

In October 2014, we authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). On October 14, 2014, we closed on the sale of the Series A and issued 900,000 shares at $10.00 per share, generating gross proceeds of approximately $9,000,000. We issued an additional 50,000 shares of Series A preferred at $10.00 per share on December 23, 2014, an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015 and an additional 270,000 shares on February 26, 2015, generating aggregate gross proceeds of $3,500,000.

Operating and Capital Expenditure Requirements

As of March 31, 2015, we had an accumulated deficit of $22.2 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100 and CMX157.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The financial statements as of March 31, 2015 and June 30, 2014 have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of March 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended March 31, 2015.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, filed on, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statement of Stockholders Equity (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements tagged as blocks of text.

* Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: May 14, 2015	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: May 14, 2015	By:	/s/ WILLIAM HORNUNG
William Hornung
Chief Financial Officer