Form 10-K
period 2015-06-30
ContraVir Pharmaceuticals, Inc.
filed 2015-09-25
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-36856

CONTRAVIR PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-2783806 (I.R.S. Employer Identification No.)

399 Thornall Street, First Floor Edison, New Jersey (Address of Principal Executive Offices)	08837 (Zip Code)

Registrant’s telephone number, including area code: (732) 902-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 2014, was approximately $49,369,352. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the registrant’s Common Stock outstanding as of September 17, 2015 was 22,295,063.

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Any statements in this Annual Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

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

•                  Our uncertainty of developing marketable products;

•                  Our ability to develop and commercialize our products;

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

•                  Changes in government regulation affecting product candidates could increase our development costs;

•                  Our involvement in patent and other intellectual property litigation could be expensive and could divert management’s attention;

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

We are a biopharmaceutical company focused primarily on the development of virology drugs to treat diseases of unmet needs, such as herpes zoster and hepatitis B (HBV). Herpes zoster is an infection caused by the reactivation of varicella zoster virus, or VZV. The varicella zoster virus infection is commonly known as chicken pox upon initial exposure to the virus. The virus can lay dormant in nerve endings for many years and if reactivated, causes an extremely painful condition called shingles. We are currently developing a compound called FV-100 for the treatment of shingles and shingles related post herpetic neuralgia. FV-100 is an orally available small molecule, nucleoside analogue. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which means that FV-100 is more readily absorbed when given orally and then broken down to the active portion of the compound, or active moiety, CF-1743 upon entry to the blood stream. FV-100 is the compound under development for the treatment of shingles. Published preclinical studies demonstrate that FV-100 is significantly more potent based on plaque inhibition in VZV infected human embryonic lung cells (HEL cells) than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. Preclinical studies further demonstrate that FV-100 has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly than these drugs at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that FV-100 has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels than valacyclovir, acyclovir, and famciclovir (ICAR, 2008, abst. 137; ICAAC, 2008, abst. A-951; ICAR, 2009, abst. 105; ICAR, 2009, abst. 106).

FV-100 was previously in development by Inhibitex, Inc., or Inhibitex. In January 2012, Bristol-Myers Squibb Company, or BMS, acquired Inhibitex. In August 2012, Synergy acquired the FV-100 assets from BMS. The FV-100 assets are licensed from University College Cardiff Consultants Limited (“Cardiff”) pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, and amended March 27, 2007, between Cardiff and Contravir Research Incorporated, or CRI, an entity with no prior relationship with us.

On June 10, 2013, we and Synergy entered into a Contribution Agreement, as amended and restated on August 5, 2013, or the Contribution Agreement, to transfer to us the FV-100 assets, in exchange for the issuance to Synergy of 9,000,000 shares of our common stock representing 100% of the outstanding shares of our common stock as of immediately following such issuance. Pursuant to the Contribution Agreement, Synergy transferred ownership of all intellectual property rights acquired from BMS including all historical research, clinical study protocols, data, results and patents related to the FV-100 assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the asset purchase agreement, dated August 17, 2012, by and between Synergy and BMS, or the BMS Agreement.

On December 18, 2014, we and Chimerix, Inc., or Chimerix, entered into a Licensing Agreement pursuant to which we licensed CMX157 from Chimerix for further clinical development and commercialization.  CMX157 is a highly potent analog of the antiviral drug tenofovir DF (Viread®). CMX157 is an oral produg of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is licensed for the treatment of HIV and HBV.

FV-100

FV-100 is an orally available, small molecule nucleoside analogue prodrug of CF-1743 that we are developing for the prevention of post-herpetic neuralgia and treatment of acute herpes zoster associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve cells for many years and if reactivated, causes a painful rash called shingles. FV-100 is being developed specifically for the prevention of post-herpetic neuralgia and treatment of acute herpes zoster associated pain. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which enables us to take advantage of FV-100’s more readily absorbed properties compared to CF-1743 when given orally.

Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. Preclinical studies, including wash-out studies in VZV-infected human embryonic lung cells following exposure to FV-100 or acyclovir, conducted by Inhibitex Inc., or Inhibitex, and specific cellular antiviral activity experiments comparing FV-100 to acyclovir conducted by Balzarini et al (Biochim Biophys Acta . 2002 Jul 18; 1587(2-3):287-95. Chemotherapy of varicella-zoster virus by a novel class of highly specific anti-VZV bicyclic pyrimidine nucleosides (Balzarini J 1, McGuigan C.) further demonstrate that FV-100 has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly than these drugs at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that FV-100 has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels than valacyclovir, acyclovir, and famciclovir.

A Phase 2 clinical trial for FV-100 in shingles patients was conducted by Inhibitex and completed in December 2010. This trial represented the first evaluation of FV-100 in shingles patients, and was a well-controlled double blind study comparing two different doses of FV-100 to an active control dose of valacyclovir. A total of 350 patients, aged 50 years and older, were enrolled in one of three treatment arms: 200 mg FV-100 administered once daily; 400 mg FV-100 administered once daily; and 1,000 mg valacyclovir administered three times per day. In addition to further evaluating its safety and tolerability, the main objectives of the trial were to evaluate the potential therapeutic benefit of FV-100 in reducing the severity and duration of shingles-related pain, the incidence of post-herpetic neuralgia (PHN) (pain that follows healing of the shingles rash), and the time to lesion healing.

The primary endpoint for the FV-100 study was a 25% reduction in the severity and duration of shingles-related pain during the first 30 days as compared to valacyclovir. The trial missed its primary endpoint which was an endpoint developed by Inhibitex specifically for this trial called “burden of illness over the first 30 days” (BOI—30), as the results from the study did not meet statistical significance with respect to this endpoint. However, numerically favorable treatment differences with respect to the primary endpoint were observed, particularly in those patients that received 400 mg FV-100 relative to valacyclovir patients. Valacyclovir gave a BOI—30 of 118.0 days (6.25). In comparison, 400 mg FV-100 gave a BOI—30 of 110.3 days (6.08), which constitutes a 7% reduction over the value observed for valacyclovir over the first 30 days. As this was a Phase 2 study, we used this information to help design our Phase 3 clinical study and discussed the study design with FDA through End-of-Phase 2 feedback. .

We conducted an extensive review of the clinical data from the completed Phase 2 trial. We performed post-hoc analyses, conducted additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc. We also evaluated a number of clinical, regulatory and commercial pathways for the potential future development of FV-100. Based upon the analyses of the completed Phase 2 study, coupled with the additional market research, we had an End of Phase 2 (EoP2) meeting with the FDA from which we were allowed to have FV 100 enter a Phase 3 clinical trial without the need to conduct any additional dose-range finding Phase 2 studies. In parallel to the Phase 3 initiation during the second quarter of 2015, Study 008, a drug-drug interaction trial was conducted during January-March, 2015.  The study’s objective was to highlight any potential drug interactions with compounds which are metabolized using the liver’s CYP450 pathway. This is a very common trial in virology and in drug development overall.

.Market Opportunity for the Treatment of Shingles

VZV, a DNA virus and a member of the herpes virus group, is the virus that causes both chickenpox and herpes zoster, or shingles. Chickenpox, the initial infection caused by VZV in an individual, generally occurs during childhood and it is caused by exposure to another individual with an active infection. After the chickenpox infection subsides, VZV remains latent in the individual’s nerves including dorsal root and cranial nerve ganglia, and can re-emerge later in life. Therefore, shingles is typically not transmitted from one individual to the next, and only those individuals who have had chickenpox are generally at risk for shingles.

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

The pain associated with an episode of shingles is attributed to both the damage caused to the affected nerves by the replication of VZV and the inflammatory response associated with the infection. Pain symptoms are commonly described as a burning sensation, with bouts of stabbing and shooting pain, often set off by contact with the affected area. The majority of shingles patients experience such pain for several weeks in connection with their active infection, referred to as acute pain. For many patients, shingles-associated pain does not resolve when the lesions heal and the inflammation subsides, but, rather, continues for months, or possibly years. Persistent shingles-associated pain that lasts more than three to four weeks is referred to as sub-acute pain or neuralgia. Shingles-associated pain that persists more than three months is generally referred to as post-herpetic neuralgia, or PHN, which is the most common and clinically relevant complication of shingles. Approximately 15-20% of all shingles patients experience PHN, although the incidence of PHN is more prevalent in patients over 50 years of age. Previous studies have established that additional risk factors for PHN include greater acute pain intensity, severity of the dermatological symptoms or lesions, and the presence and greater severity of the localized pain preceding the lesions or rash.

Valacyclovir, acyclovir and famciclovir are oral antivirals currently approved by the FDA, and regulatory agencies in many other countries, for the treatment of shingles. These generically available drugs are referred to as “pan-herpetic” drugs, as they are used to treat infections caused by various herpes viruses, including herpes simplex 1 and 2, and VZV. Unlike those drugs, FV-100 only demonstrates antiviral activity against VZV, and not the other herpes viruses. Based upon an analysis by data compiled by IMS Health, Inc. (“IMS”) on our behalf, and a recent utilization study of the use of Valtrex® from 1994-2009 conducted by the FDA as well as other market research we have independently conducted, we estimate that 15-30% of the nearly 17 million retail prescriptions written for valacyclovir, acyclovir and famciclovir combined in 2009 were for the treatment of herpes zoster.

Limitations of Current Therapies

Data from various clinical trials conducted in the 1990’s demonstrate that a seven day administration of valacyclovir, acyclovir, or famciclovir, beginning within 72 hours from the first appearance of a shingles-related rash or lesion, can lessen the duration of the dermatological symptoms associated with shingles and the average duration of shingles-related pain. However, these currently approved antiviral drugs, when used to treat shingles, have a number of limitations, including the following:

•                  No Approved Label for the Reduction of shingles-Associated Pain and PHN.  Currently, there are no antiviral therapies indicated for the reduction of shingles-related pain or the prevention PHN. There is also no cure for PHN per se; rather, treatment of PHN is accomplished through analgesics, narcotics and pain management. The most commonly prescribed medications to treat PHN are opioids, antidepressants, anticonvulsants, or topical lidocaine or capsaicin patches. Previously published clinical data demonstrate that antiviral therapy can reduce the duration of shingles-related pain, and we believe a more potent, faster acting anti-VZV compound, such as FV-100, has the potential to more rapidly inhibit the replication of VZV, thus reducing shingles-related nerve damage and further reducing shingles-associated pain and PHN. We believe an antiviral therapy that can further reduce the severity and/or duration of shingles-associated pain and the prevalence of PHN may have a competitive advantage relative to the currently available shingles therapies.

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

FV-100 Clinical Trials

Phase 1. In August 2008, a FV-100 Phase 1 single-ascending-dose clinical trial was completed. The blinded, placebo-controlled trial evaluated the safety and pharmacokinetics of four doses of FV-100 in six cohorts of healthy volunteers (100, 200, 400, and 800 mg, as well as a two 400 mg food effect groups). Each cohort consisted of six subjects that received FV-100 and two that received placebo. There were no serious adverse events observed and the compound appeared to be generally well tolerated in the trial. In addition, pharmacokinetic data demonstrated that all doses evaluated in the trial maintained plasma levels of CF-1743, the active form of FV-100, which exceeded its EC50 for at least 24 hours.

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

The following table lists the summary of adverse event findings from the trial:

Number (%) of Patients Reporting:	200 mg FV-100 (N=117)	400 mg FV-100 (N=117)	3000 mg valacyclovir (N=116)
Any AE	46.2	54.7	42.2
Treatment-Related AEs	2	25.6	19.8
Discontinuation of Drug for AE	1.7	1.7	1.7
SAEs	—	4.3	3.4
Treatment-Related SAEs	—	—	1.7

Adverse events, or AE, means any reported sign or symptom reported by the patient that began following the initiation of therapy. Serious adverse events, or SAE, means any adverse event that is life threatening, requires hospitalization or is considered a significant clinical event according to the treating physician.

License Agreement

The FV-100 assets acquired from BMS are licensed from Cardiff pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and CRI, an entity with no prior relationship with us, as amended March 27, 2007, or the Cardiff Agreement.

The Cardiff Agreement shall remain in full force and effect until the date upon which the last of the last patent or the last continuation or extension to any patents within the Patent Rights (as defined in the Cardiff Agreement) expires. Any milestone and/or royalty payment under the Cardiff Agreement shall be payable for as long as the Cardiff Agreement is in effect. The Cardiff Agreement may be terminated in its entirety, for among other reasons and in the following manner as set forth below: (a) automatically by Cardiff, if we become bankrupt or insolvent and/or if our business shall be placed in the hands of a receiver, assignee, or trustee; (b) upon ninety (90) calendar days written notice from Cardiff, if we breach or default (i) on the payment or report obligations or use of name obligations or (ii) on any other obligation under the Cardiff Agreement, subject to a ninety (90) calendar-day cure period; (c) if we have defaulted or been in excess of one (1) month late on its payment obligations pursuant to the terms of the Cardiff Agreement on any two (2) occasions in a twelve (12) month period, subject to a cure period; (d) upon one hundred twenty (120) calendar days written notice from us if any particular patent or patents included in Patent Rights and which account for at least thirty (30%) percent of the total royalty to Cardiff, is or are irrevocably adjudicated to be invalid; or (e) upon ninety (90) calendar days written notice from us if Cardiff is in breach of Section 11.1 (Confidential Information and Publication) unless, before the end of the such ninety (90) calendar-day notice period, Cardiff has cured the default or breach to our reasonable satisfaction and so notifies us, stating the manner of the cure.

The terms of the Cardiff Agreement provided in consideration for a license of all of Cardiff’s rights in any technical information, know-how, processes, procedures, compositions, devices, methods, formulae, protocols, techniques related to the FV-100 Assets, or the Patent Rights. The Cardiff Agreement provided for an initial base payment of $270,000, which has previously been paid by CRI, subsequent milestone payments covering (i) initiation of a clinical trial at each phase, (ii) marketing (FDA) approval and (iii) on achieving the milestone of aggregate net sales in three different tiers, as well as a low single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to Cardiff by us under the Cardiff Agreement is equal to $400,000.

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

CMX157

CMX157 is a prodrug of tenofovir that utilizes a proprietary technology developed by Chimerix. The proprietary technology is utilized to covalently modify a drug molecule with a lipid side-chain that mimics a naturally occurring phospholipid component of cell membranes. The lipid-conjugated molecule can then utilize natural uptake pathways to achieve oral bioavailability, enhance uptake into cells, avoid many toxicities, and yield higher intracellular concentrations of drug. Chimerix tested CMX157 in a Phase 1 trial in 2010. It was a randomized, double blind, placebo controlled, single dose escalation study conducted in healthy volunteers. The purpose of the study was to evaluate the safety, tolerability, and pharmacokinetics of CMX157.

Data from the Phase 1 study showed that CMX157 was both safe and well tolerated. The data generated from the study support the notion that CMX157 may have a better safety profile than Viread® as the novel structure of CMX157 resulted in a high intracellular concentration of the active antiviral agent tenofovir diphosphate and decreased levels of circulating tenofovir, which means there is decreased potential for the renal and bone side effects associated with Viread®.

We have licensed CMX157 from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (time of the deal). We intend to develop CMX157 for the treatment of chronic HBV infection. We are planning to meet with the FDA to discuss an appropriate clinical plan for CMX157 and to initiate a Phase 2 clinical trial testing the compound in HBV patients in the next 12-18 months. A recently issued composition of matter patent for CMX157 provides intellectual property protection to at least 2031.

The decision to develop CMX157 for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro.  We believe the Hepatitis B market is poised for exceptional growth. CMX157 is 4.5 times more potent than PDFtenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies.  The lower dose may also allow for a better safety profile than TDF. The strategy for CMX157 is to develop the compound to serve as a critical backbone therapy in future HBV combination therapies.  We will be seeking to submit an Investigational New Drug application (“IND”) to support an initiation of our HBV clinical development program at the end of 2015.

Market Opportunities

The hepatitis B virus (HBV) is a member of the hepadnavirus family that causes both acute and chronic liver infections. Transmission of the virus occurs by exposure to infected blood or bodily fluids, with the most typical modes being sexual contact, blood transfusion, re-use of contaminated syringes, and transmission from mother to child during childbirth.

Acute infection with the hepatitis B virus typically results in a loss of appetite, nausea, vomiting, body aches, mild fever, and jaundice. More than 90% of adults infected with the hepatitis B virus will recover and be completely free of the virus within six months. A vaccine to prevent hepatitis B infection has been available in the U.S. for over 30 years. It is administered as a series of three shots and is now believed to offer indefinite protection against infection (Van Damme et al., 2007). The vaccine is both safe and effective, with over one billion doses administered worldwide since its introduction, with less than 1% of vaccinated children developing chronic infection.

Nevertheless, it is estimated that approximately 350-400 million people worldwide have a chronic, lifelong infection. According to the World Health Organization, the likelihood of developing a chronic hepatitis B infection is highly dependent upon the age when the infection occurs (WHO fact sheet N°204):

•                  80-90% of infants infected during the first year of life develop chronic infections;

•                  30-50% of children infected before the age of six develop chronic infections;

•                  Less than 5% of otherwise healthy adults will develop chronic infection;

Chronic HBV infection is associated with significant morbidity and mortality. If left untreated, 15-40% of chronically infected individuals will develop serious complications, such as hepatitis B associated liver cirrhosis or cancer (AASLD2009). Globally, there were 750 thousand HBV-related deaths in 2010 (Lavancy 2004), primarily due to end stage liver disease and liver cancer. Complications due to chronic HBV infection currently represent 5% to 10% of cases of liver transplantation (off the corporate slide, so same ref).

Limitations of current therapies

Two different types of drugs are utilized in the treatment of chronic HBV infection: conventional or pegylated interferon alpha (INF or PEG-INF) and nucleoside/nucleotide analogs (NAs). Treatment is dependent upon: serum HBV DNA levels, serum ALT levels, and severity of liver disease. NAs available for the treatment of chronic HBV infection include:

•                  Nucleoside analogs: lamivudine, telbivudine, emtricitabine, entecavir

•                  Nucleotide analogs: adefovir and tenofovir.

NAs are quite effective at inhibiting HBV replication; however, these treatments are not curative and require life-long dosing. With the exception of tenofovir and entecavir, long-term treatment with these NAs is associated with a high risk of developing drug resistance. Entecavir is less effective in patients who had previously been treated with lamivudine (PI), a widely used treatment for HBV. Long-term treatment with the currently licensed prodrug of tenofovir, Viread®, is associated with kidney and bone and toxicity (Scaglione et al., 2012)(PI).

Tenofovir is a NA inhibitor of reverse transcriptase, an enzyme that has diverse functions during HBV replication (Jones et al., 2013). Tenofovir was originally synthesized in the mid 1980’s and was initially shown to have anti-HIV activity. However, due to its very limited bioavailability, the compound did not have the potential for widespread use. Tenofovir disoproxil fumarate (TDF) is a prodrug of tenofovir that was developed to allow for oral administration. TDF was approved by the FDA for the treatment of HIV in 2001 and for the treatment of chronic HBV infection in 2008. The drug is marketed under the name Viread® by Gilead Sciences, or Gilead. Gilead has developed tenofovir alafenamide fumarate (TAF) as a follow-on compound to TDF. In both HIV and HBV clinical studies, TAF exhibits similar antiviral activity to TDF but at much lower concentrations of tenofovir in the blood. The lower blood concentration of tenofovir following metabolism of TAF supports the notion that kidney and bone toxicity will be reduced compared to treatment with TDF (Ruane et al., 2013, Agarwal et al., 2015 and Sax et al., 2015). Gilead is currently testing TAF in clinical trials for chronic HBV.

License Agreement

Under the terms of the License Agreement, we licensed CMX157 from Chimerix in exchange for an upfront payment consisting of 120,000 shares of our Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. We may also terminate the License Agreement without cause on a country by country basis upon sixty (60) days’ prior written notice to Chimerix.

Intellectual Property

Patents and other proprietary intellectual rights are crucial in our business, and establishing and maintaining these rights are essential to justify the development of our product candidate. We have sought, and intend to continue to seek, patent protection for our inventions and rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain a competitive advantage for our product candidate. In order to protect these rights, know-how and trade secrets, we typically require employees, consultants, collaborators and advisors to enter into confidentiality agreements with us, generally stating that they will not disclose any confidential information about us to third parties for a certain period of time, and will otherwise not use confidential information for anyone’s benefit but ours.

As patent applications in the U.S. are maintained in secrecy until patents are published or issued, unless earlier publication is required under applicable law or in connection with patents filed under the Patent Cooperation Treaty (“PCT”) or as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions described in our pending patent applications or that we or our licensors were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted.

Pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of 20 years from the date of filing, irrespective of the period of time it may take for the patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing data exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. The Drug Price Competition and Patent Term Restoration Act of 1984 also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding New Drug Application (“NDA”) plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing data exclusivity provisions of this law.

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

The FV-100 assets acquired by us from Synergy are licensed from Cardiff pursuant to the terms of the Cardiff Agreement which we assumed from Synergy. Cardiff and Rega Foundation (“Rega”) were originally the joint owners of the Patent Rights. Pursuant to the terms of an agreement, dated September 24, 1998, as amended December 23, 2004, Cardiff received from Rega an exclusive, irrevocable worldwide license to manufacture, use, sell, or otherwise deal in or with products utilizing the Patent Rights, including the right to grant sublicenses thereunder. Synergy assumed the obligations under the Cardiff Agreement from BMS pursuant to the terms of the BMS Agreement. BMS assumed the obligations under the Cardiff agreement from Inhibitex upon its acquisition of Inhibitex in January 2012. Inhibitex assumed the obligations under the Cardiff Agreement upon its acquisition of FermaVir Pharmaceuticals, Inc. (“FermaVir”) in September 2010. FermaVir was the successor to CRI in a merger consummated in August 2005. As of June 30, 2014, we currently license from Cardiff the three issued United States patents related to FV-100 which we acquired from Synergy pursuant to the Contribution Agreement. One of these patents covers the composition-of-matter of FV-100 and was issued on December 11, 2012 and will expire in 2028. The other two cover the precursor and close analogs of FV-100 and were issued on October 26, 2001 and June 3, 2003 and will both expire in 2018. In addition we currently license from Cardiff 38 granted foreign patents which cover composition-of-matter of FV-100 and expire in 2027. These foreign patents cover Australia, Austria, Belgium, Bulgaria, China, Cyprus, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Japan, Latvia, Lithuania, Luxembourg, Malta, Monaco, Netherlands, New Zealand, Pakistan, Poland, Portugal, Romania, Slovakia, Slovenia, Spain, Sweden, Switzerland, Taiwan, Turkey, United Kingdom and the Russian Federation. We also own 5 pending foreign applications which cover the composition of matter of FV-100. We also own 45 additional foreign patents that cover the precursor and close analogs of FV-100. We also currently license from Cardiff 6 foreign applications and 1 US application pending, which cover the FV-100 process and polymorph composition.

The CMX-157 assets acquired by us from Chimerix are licensed pursuant to the terms of the December 18, 2014 Agreement (“Agreement”).  Per the Agreement, we received from Chimerix a license to develop, make, have made, use, sell, offer for sale, export and import CMX-157.  Per the Agreement, we acquired patented rights owned by Chimerix, including rights licensed to Chimerix by Regents of the University of California pursuant to the terms of an agreement, dated May 12, 2002, by and between Chimerix and the Regents of the University of California (“UC Agreement”), as amended on September 11, 2002, December 17, 2010, September 14, 2011, and July 19, 2012.

As of September 17, 2015, we currently license directly from Chimerix two issued United States patents related to CMX-157.  One of these patents covers a composition of matter of a stable crystalline salt of CMX-157 and was issued on April 14, 2015 and will expire in 2031.  The other United States patent covers methods of use of CMX-157 and was issued on March 31, 2015 and will expire in 2030.  In addition, we currently directly license from Chimerix one granted Australian patent which covers the composition of matter of a stable crystalline salt of CMX-157 which will expire in 2031.  We also directly license ten foreign granted patents (Australia, China, Europe, Japan, Mexico, and South Africa) which cover methods of use of CMX-157 and expire between 2028 and 2030.  We directly license five pending foreign patent applications and one pending US patent application which cover the composition of matter of a stable crystalline salt of CMX-157.  We also directly license from Chimerix 21 additional pending foreign patent applications and 4 pending US patent applications which cover methods of use of CMX-157.  The US patent applications, if allowed, will expire in 2030, 2031 and 2033, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment.  The foreign patent applications, if allowed, will expire between 2028 and 2033.

As of September 17, 2015, we currently license from Chimerix, pursuant to the terms of the UC Agreement, five issued United States patents and one allowed patent application related to CMX-157.  Four of the issued patents cover a composition of matter of CMX-157 and were issued between 2004 and 2012 and will expire between 2020 and 2021.  The allowed patent application also covers compositions of matter and will likely expire in 2020, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment.

The other United States patent covers methods of use of CMX-157 and was issued on September 7, 2010 and will expire in 2020.

In addition, we currently license from Chimerix, via the UC Agreement, 36 granted foreign patents covering the composition of matter of CMX-157 in Australia, Canada, Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain,

Finland, France, United Kingdom, Greece, Ireland, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Sweden, and Turkey, Hong Kong, India, Japan, Mexico, China, Russia, and South Africa.  We also license two additional pending patent applications covering the composition of matter in Japan and India.  All foreign patents and pending patent applications will expire in 2020.

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

In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable n terms acceptable to us, or at all.

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

Manufacturing

We do not own or operate any facilities in which we can formulate and manufacture our product candidates. We intend to rely on contract manufacturers to produce all materials required to conduct preclinical studies and clinical trials under current good manufacturing practices (“cGMP”), with management and oversight of these activities by our management team. We are in the process of identifying alternate sources of supply and other contract manufacturers that can produce materials for our preclinical and clinical trial requirements on a timely basis. However, if an existing or future contract manufacture fails to deliver on schedule, or at all, it could delay or interrupt the development process for our product candidate and affect our operating results and estimated time lines.

We intend to use contract manufacturers to produce clinical trial material for use in the clinical trials of FV-100 and CMX157.

Pharmaceutical Pricing and Reimbursement

In the U.S. and most foreign markets, any revenue associated with the sale of our product candidate, if approved for sale, will depend largely upon the availability of reimbursement from third-party payers. Third-party payers include various government health authorities such as The Centers for Medicare and Medicaid Services (“CMS”), which administers Medicare and Medicaid in the U.S., managed-care providers, private health insurers and other organizations. Third-party payers are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including pharmaceuticals. In addition, significant uncertainty exists as to the reimbursement status of newly approved pharmaceutical products. Our products may ultimately not be considered cost-effective, and adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to support a profitable operation or generate an appropriate return on our investment in product development.

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

U.S. Regulatory Approval

Pursuant to FDA regulations, we are required to successfully undertake a long and rigorous development process before our product candidate can be marketed or sold in the U.S. This regulatory process typically includes the following steps:

•                  the completion of satisfactory preclinical studies under the FDA’s Good Laboratory Practices, or GLP, regulation;

•                  the submission and acceptance of an IND that must be reviewed by the FDA or Clinical Trial Application that must be reviewed by similar regulatory agencies in other countries and become effective before human clinical trials may begin;

•                  obtaining the approval of an Institutional Review Board, or IRB, or Ethics Committee, or EC, at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials;

•                  the successful completion of a series of adequate and well- controlled human clinical trials to establish the safety, potency, efficacy and purity of any product candidate for its intended use, which conform to the FDA’s good clinical practice, or GCP, regulations;

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

Preclinical Studies

Preclinical studies generally include laboratory, or in vitro, evaluation of a product candidate, its chemistry, formulation, stability and toxicity, as well as certain in vivo animal studies to assess a product’s potential safety and biologic activity. We must submit the results of these preclinical studies, together with other information, including manufacturing records, analytical data and proposed clinical trial protocols, to the FDA as part of an IND, which must be reviewed and become effective before we may begin any human clinical trials. An IND generally becomes effective approximately 30 days after receipt by the FDA, unless the FDA, within this 30-day time period, raises material concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. If our product candidate is placed on clinical hold, we may be required to resolve any outstanding issues to the satisfaction of the FDA before we could begin, or continue, clinical trials of such product candidate. Preclinical studies supportive of an IND generally take a year or more to complete, and there is no guarantee that an IND based on those studies will become effective, allowing human clinical testing to begin.

Certain preclinical studies must be conducted in compliance with the FDA’s GLP regulations and the U.S. Department of Agriculture’s Animal Welfare Act. Violations of these regulations can, in some cases, lead to invalidation of the studies, requiring such studies to be conducted again.

Clinical Trials

This clinical trial phase of drug development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, biologic activity, efficacy and dosage of an investigational new drug substance in humans, as well as the ability to produce the drug substance in accordance with the FDA’s cGMP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the activity or efficacy of the product candidate. Each clinical trial protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial and the clinical protocol must be reviewed, approved and conducted under the auspices of an IRB and, with limited exceptions, requires the patient’s informed consent to participate in the trial. Sponsors, investigators, and IRBs also must satisfy extensive GCPs, including regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and reporting any serious adverse events on a timely basis. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health or safety risk.

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

•                  Phase 1:  After an IND becomes effective, Phase 1 human clinical trials can begin. A product candidate is typically introduced either into healthy human subjects or in some cases, patients with the medical condition for which the product candidate is intended to be used. Generally, the purpose of a Phase 1 trial is to assess a product candidate’s safety and the ability of the human body to tolerate it at different dose levels. Absorption, metabolism, distribution and pharmacokinetic trials are also generally performed at this stage. Phase 1 trials typically evaluate these aspects of the investigational drug in both single doses, as well as multiple doses.

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

•                  Phase 3:  If and when one or more Phase 2 trials demonstrate that a specific dose or range of doses of a product candidate is potentially effective and has an acceptable safety profile, one or more Phase 3 trials may be undertaken to further demonstrate or confirm the clinical efficacy and safety of the investigational drug in an expanded patient population, with the goal of evaluating its overall risk-benefit relationship. Phase 3 trials are generally designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the product candidate’s clinical efficacy. The successful demonstration of clinical efficacy and safety in one or more Phase 3 trials is typically a prerequisite to the filing of a NDA or BLA for a product candidate.

In the case of product candidates being developed for serious or life- threatening diseases, such as HBV, Phase 1 trials may be conducted in patients with the respective disease rather than in healthy volunteers. These studies may provide initial evidence of activity or efficacy traditionally obtained in Phase II clinical trials, and therefore these trials may be referred to as Phase 1/2 or Phase 1b clinical trials.

A company may request an “end-of-Phase 2 Meeting” with the FDA to assess the safety of the dose regimen to be studied in the Phase 3 clinical trial, to evaluate the planned design of a Phase 3 trial, and to identify any additional information that will be needed to support a NDA. If a Phase 3 clinical trial has been the subject of discussion at an “end- of-Phase2 Meeting,” the trial sponsor may be eligible for a Special Protocol Assessment (“SPA”), by the FDA, a process by which the FDA, at the request of the sponsor, will evaluate the trial protocol and issues relating to the protocol within 45 days to assess whether it is deemed to be adequate to meet the scientific and regulatory requirements identified by the sponsor. If the FDA and the sponsor reach agreement on the design and size of a Phase 3 clinical trial intended to form the primary basis of an efficacy claim in a NDA or BLA, the FDA may reduce the understanding to writing. The SPA, however, is not a guarantee of product approval by the FDA, or approval of any permissible claims about the product.

Throughout the various phases of clinical development, samples of the product candidate made in different batches are tested for stability to establish any shelf life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed. Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical development that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate further evaluation or trials based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject or patient. The FDA, the sponsor, or an IRB may suspend or terminate a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health or safety risk. The FDA can also request additional clinical trials be conducted as a condition to product approval or advancement to the next stage of development. Additionally, new government requirements may be established that could delay or prevent regulatory approval of products under development. Furthermore, IRBs, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues. A Data Safety Monitoring Board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health or safety risk.

Clinical trials performed outside the U.S. under an IND must meet the same requirements that apply to studies conducted in the U.S. The FDA may accept a foreign clinical study not conducted under an IND only if the study is well- designed, well-conducted, performed by qualified investigators, and conforms to the ethical principles contained in the Declaration of Helsinki, or with the laws and regulations of the country in which the research was conducted, whichever provides greater protection of the human subjects.

Certain information about clinical trials, including a description of the study, participation criteria, location of study sites, and contact information, is required to be sent to the National Institutes of Health, (“NIH”) for inclusion in a publicly-accessible database that is available at www.clinicaltrials.gov. Sponsors also are subject to certain state laws imposing requirements to make publicly available certain information on clinical trial results. In addition, the Food and Drug Administration Amendments Act of 2007 directed the FDA to issue regulations that will require sponsors to submit to the NIH the results of all controlled clinical studies, other than Phase 1 studies.

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

If the results of the FDA’s evaluation of the NDA or BLA, and inspection of manufacturing facilities and clinical sites are favorable, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of NDA or BLA approval, the FDA may require post-approval testing, including Phase 4 trials, and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling or distribution restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

If the FDA determines that it cannot approve the application in its present form, it generally issues what is referred to as a complete response letter. A complete response letter will describe all of the specific deficiencies that the agency has identified in an application that must be met in order to secure final approval of the NDA or BLA. If and when those conditions are met to the FDA’s satisfaction, the FDA will typically re-review the application and possibly issue an approval letter. However, even after submitting this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. It can take several years for the FDA to approve a NDA or BLA once it is submitted, and the actual time required for any product candidate to be approved may vary substantially, depending upon the nature, complexity and novelty of the product candidate.

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

The labeling, advertising, promotion, marketing and distribution of an approved drug or biologic product must also comply with FDA and Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing the company to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

The FDA’s policies may change in the future and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidate. Moreover, increased attention to the containment of health care costs in the U.S. and in foreign markets could result in new government regulations that could have a material adverse effect on our business. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad, or the impact such changes could have on our business.

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

Foreign Regulatory Approval

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the NDA in the U.S. is similar to that required in Europe, with the exception of, among other things, country-specific document requirements. For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

•                Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.

•                For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

•                National authorization procedures. There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:

•                Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.

•                Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Employees

As of June 30, 2015, we had fourteen employees.  Our relations with our employees are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 339 Thornall Street, First Floor, Edison, New Jersey. Our telephone number is (732) 902-4000.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.contravir.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

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

Risks Related to Our Business

We have incurred losses since inception, anticipate that we will incur continued losses for the foreseeable future and our independent registered public accounting firm’s report, contained herein, includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

As of June 30, 2015 and 2014, we had an accumulated deficit of $27.6 million and $5.4 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

We expect to significantly increase our spending to advance the preclinical and clinical development of our product candidates and launch and commercialize any product candidate for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

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

•                  the progress of the development of our product candidates;

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

•                  our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

•                  our revenues, if any, from successful development and commercialization of our product candidates.

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

Our prospects are partially dependent on the success of FV-100, which was the subject of a Phase II clinical trial that failed to meet its primary endpoints. FV-100 has now moved into a Phase III, pivotal trial program. While we seek to improve the clinical results with the Phase II program there is the possibility that the results on our FV-100 product candidate may or may not lead to other potential strategic pathways; there can be no assurance we will be able to successfully advance or develop our FV-100 product candidate and if we are unable to further develop or obtain regulatory approval, our business will be materially harmed.

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

Our product candidate CMX157 is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

In the near-term, failure to successfully advance the development of our product candidates may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our product candidates through preclinical studies and clinical trials, have these product candidates approved for sale by the FDA or regulatory authorities in other countries, and ultimately have these product candidates successfully commercialized by us or a strategic partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidates, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidates.

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidates. Despite these efforts, our product candidates may not:

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidates. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application, or NDA or a biologics license application, or BLA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

Our product candidates will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot assure you that our product candidates will successfully progress through the drug development process or will result in commercially viable products. We do not expect our product candidates to be commercialized by us or collaborators for at least several years.

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval, or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates to obtain regulatory approval to further advance clinical development or to market them. Even if our product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. In preclinical studies and clinical trials we have conducted to date, our product candidates has demonstrated an acceptable safety profile, although these studies and trials have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

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

Valacyclovir, famciclovir and acyclovir are existing generic drugs currently marketed to treat shingles patients. Generic drugs are compounds that have no remaining patent protection, and generally have an average selling price substantially lower than drugs that are protected by patents and intellectual property rights. Unless a patented drug can differentiate itself from generic drugs treating the same condition or disease in a clinically meaningful manner, the existence of generic competition in any indication may impose significant pricing pressure on patented drugs. Accordingly, if at any time we believe that FV-100 may not provide meaningful therapeutic benefits, perceived or real, over these existing generic drugs, we may delay or terminate its future development. We cannot provide any assurance that later-stage clinical trials of FV-100 will demonstrate any meaningful therapeutic benefits over existing generic drugs sufficient to justify its continued development. Further, if we successfully develop FV-100 and it is approved for sale, we cannot assure you that any real or perceived therapeutic benefits of FV-100 over generic drugs will result in it being, accepted for sale by insurance company or hospital formularies, prescribed by physicians or commanding a price higher than the existing generic drugs.

If the results of preclinical studies or clinical trials for our product candidates, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidates, which could materially harm our business.

In order to further advance the development of, and ultimately receive regulatory approval to sell, our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of preclinical or clinical testing, and can result from concerns about safety or toxicity, a lack of demonstrated efficacy or superior efficacy over other similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or clinical trials are not necessarily predictive of the results we may observe in later stage clinical trials. In many cases, a product candidates in clinical development may fail to show desired safety and efficacy characteristics despite having favorably demonstrated such characteristics in preclinical studies or earlier stage clinical trials.

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidates, including, but not limited to:

•                  communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

•                  regulatory authorities (including an Institutional Review Board or Ethical Committee) or IRB or EC, not authorizing us to commence or conduct a clinical trial at a prospective trial site;

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

•                  IRBs, ECs or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and

•                  the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a NDA or BLA to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required to market and sell the product.

If third party vendors upon whom we intend to rely on to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidates may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidate may be delayed or prove unsuccessful. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices or GCPs. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete clinical trials of our product candidates and materially harm our business.

We have limited capacity to recruit and manage the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. By contrast, larger pharmaceutical and bio-pharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators and patients that we are attempting to recruit for our clinical trials. To the best of our knowledge, the following companies are potential competitors as we develop FV-100: Epiphany Biosceinces, Inc., Astellas Pharma US, Inc., GlaxoSmithKline plc and Janus Pharmaceuticals, Inc. Specifically, we are aware that valomaciclovir is being developed by Epiphany Pharmaceuticals and has completed Phase IIb clinical trials for VZV infections. To our knowledge, other potential competitors are in earlier stages of development for VZV infections. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for FV-100.

As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing, completion of our clinical trials and obtaining regulatory approvals, if at all, for our product candidates.

We, and our collaborators, must comply with extensive government regulations in order to advance our product candidates through the development process and ultimately obtain and maintain marketing approval for our products in the U.S. and abroad.

The product candidates that we, or our collaborators, are developing require regulatory approval to advance through clinical development and to ultimately be marketed and sold, and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical and biopharmaceutical products. Our product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidates, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidates based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidates through clinical development, and ultimately commercialize them, may:

•                  adversely impact our ability to raise sufficient capital to fund the development of our product candidates;

•                  adversely affect our ability to further develop or commercialize our product candidates;

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

We have limited experience in the development of small molecule antiviral product candidates and therefore may encounter difficulties developing our product candidates or managing our operations in the future.

Our lead product candidates, FV-100 and CMX157, are chemical compounds, also referred to as small molecules. We have limited experience in the discovery, development and manufacturing of these small molecule antiviral compounds. In order to successfully develop these product candidates, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidates, we need to retain or attract certain personnel, consultants or advisors with experience in the drug development activities of small molecules that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly James Sapirstein, our Chief Executive Officer. The

loss of services of Mr. Sapirstein or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidate will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if the FDA believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidates and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our product candidates may not prove to be safe and efficacious in clinical trials and may not meet all the applicable regulatory requirements needed to receive regulatory approval. In order to receive regulatory approval for the commercialization of our product candidates, we must conduct, at our own expense, extensive preclinical testing and clinical trials to demonstrate safety and efficacy of our product candidates for the intended indication of use. Clinical testing is expensive, can take many years to complete, if at all, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect it may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidates. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidates versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that our existing product candidates or any product candidate we may seek to develop in the future will ever obtain regulatory approval.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

•                  the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We, as a newly formed entity, have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval and to commercialize our product candidates, directly or with a collaborator, worldwide including the United States, the European Union and other additional foreign countries which we have not yet identified. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidates.

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

Administering any of our product candidates to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defends against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidates.

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidates in the United States and we will not generate any revenue.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre- clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for our product candidates currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidates for the claimed intended uses. Following any regulatory approval of our product candidates, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products to the extent we seek regulatory approval to develop and market our product candidates in a foreign jurisdiction. As of the date hereof we have not identified any foreign jurisdictions which we intend to seek approval from. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing the product in those countries. The approval process varies and the time needed to secure approval in any region such as the European Union or in a country with an independent review procedure may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that an approval in one country or region will result in approval elsewhere.

If our product candidates are unable to compete effectively with marketed drugs targeting similar indications as our product candidates, our commercial opportunity will be reduced or eliminated.

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any drugs that are safer, more effective, have fewer side effects or are less expensive than our product candidate. These potential competitors compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

If approved and commercialized, CMX157 intends to compete with at least 5 currently approved prescription therapies for the treatment of HBV, Viread, Baraclude, Tyzeka, Hespera, and Epivir. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for CMX157.

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

•                  develop relationships with physicians prescribing these products; and

•                  build an adequate sales and marketing infrastructure for our product candidates.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively and differentiate our products from other marketed shingles drugs, we may never generate meaningful revenue.

We currently have no sales and marketing organization. If we are unable to establish a direct sales force in the United States to promote our products, the commercial opportunity for our products may be diminished.

We currently have no sales and marketing organization. We will incur significant additional expenses and commit significant additional management resources to establish our sales force. We may not be able to establish these capabilities despite these additional expenditures. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire and train sales and marketing personnel. If we elect to rely on third parties to sell our product candidates in the United States, we may receive less revenue than if we sold our products directly. In addition, although we would intend to use due diligence in monitoring their activities, we may have little or no control over the sales efforts of those third parties. In the event we are unable to develop our own sales force or collaborate with a third party to sell our product candidates, we may not be able to commercialize our product candidate which would negatively impact our ability to generate revenue.

We may need others to market and commercialize our product candidates in international markets.

In the future, if appropriate regulatory approvals are obtained, we may commercialize our product candidates in international markets. However, we have not decided how to commercialize our product candidates in those markets. We may decide to build our own sales force or sell our products through third parties. If we decide to sell our product candidates in international markets through a third party, we may not be able to enter into any marketing arrangements on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into a marketing arrangement for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize those products in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited.

If the manufacturers upon whom we rely fail to produce our product candidates, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of FV100 and CMX157, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

We are responsible for ensuring that each of our contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers our product candidates may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any.

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of FV-100 or other product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidates in commercial quantities, which would prevent us from commercializing our product candidates.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If our any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to increase successfully the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidates may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidates.

We rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidates would be delayed, which may significantly impact our ability to develop the product candidates. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If any of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on a number of factors, including:

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

•                  effectiveness of our or any of our partners’ sales and marketing strategies;

•                  the product labeling or product insert required by the FDA or regulatory authority in other countries; and

•                  the availability of adequate third-party insurance coverage or reimbursement.

If any product candidates that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidates, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

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

If third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses.

We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third- party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

•                  our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

•                  our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, cGMPs, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

•                  our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot assure you that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

•                  our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;

•                  our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; and

•                  our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

Manufacturers of pharmaceutical products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration (“DEA”) and corresponding state and foreign agencies to ensure strict compliance with FDA-mandated current good marketing practices or cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit their performance, we do not have control over our third-party contract manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or the drug manufacturer from the production of other third-party products. These sanctions may include fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

In the event that we need to change our third-party contract manufacturers, our preclinical studies, clinical trials or the commercialization of our product candidates could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Due to regulatory restrictions inherent in an IND, NDA or BLA, various steps in the manufacture of our product candidate may need to be sole-sourced. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidate for an extended period of time and therefore a delay in the development of our product candidate. Further, in order to maintain our development time lines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidates.

Our industry is highly competitive and subject to rapid technological changes. As a result, we may be unable to compete successfully or develop innovative products, which could harm our business.

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicological, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of regulatory approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities. If ultimately approved, FV-100, CMX157, or any other product candidate we may develop, would compete against existing therapies or other product candidates in various stages of clinical development that we believe may potentially become available in the future. For example, FV-100 may compete with products for the treatment shingles, shingles-associated pain and the prevention of post-herpetic neuralgia. Some of the large pharmaceutical companies that currently market products that would compete with our product candidates, if approved, include, but are not limited to multiple large generic companies such as GlaxoSmithKline and Merck.

Developing a pharmaceutical product candidate is a highly competitive, expensive and risky activity with a long business cycle. Many organizations, including the large pharmaceutical and biopharmaceutical companies that have existing products on the market or in clinical development that could compete with our product candidates have substantially more resources than we have, and much greater capabilities and experience than we have in research and discovery, designing and conducting preclinical studies and clinical trials, operating in a highly regulated environment, manufacturing drug substances and drug products, and marketing and sales. Our competitors may be more successful than we are in obtaining FDA or other regulatory approvals for their product candidates and achieving broad market acceptance once they are approved. Our competitors’ drugs or product candidates may be more effective, have fewer negative side effects, be more convenient to administer, have a more favorable resistance profile, or be more effectively marketed and sold than any drug we, or our potential collaborators, may develop or commercialize. New drugs or classes of drugs from competitors may render our product candidate obsolete or non-competitive before we are able to successfully develop them or, if approved, before we can recover the expenses of developing and commercializing them. We anticipate that we or our collaborators will face intense and increasing competition as new drugs and drug classes enter the market and advanced technologies or new drug targets become available. If our product candidate does not demonstrate any competitive advantages over existing drugs, new drugs or product candidate, we or our future collaborators may terminate the development or commercialization of our product candidate at any time.

We anticipate that our product candidates if successfully developed and approved, will compete directly or indirectly with existing drugs, some of which are generic. Generic drugs are drugs whose patent protection has expired, and generally have an average selling price substantially lower than drugs protected by intellectual property rights. Unless a patented drug can differentiate itself from a generic drug in a meaningful manner, the existence of generic competition in any indication may impose significant pricing pressure on competing patented drugs.

We also face, and will continue to face, intense competition from other companies for collaborative arrangements with pharmaceutical and biopharmaceutical companies, and for attracting investigators and clinical sites capable of conducting our preclinical studies and clinical trials. These competitors, either alone or with their collaborators, may succeed in developing technologies or products that are safer, more effective, less expensive or easier to administer than ours. Accordingly, our competitors may succeed in obtaining FDA or other regulatory approvals for their product candidates more rapidly than we can. Companies that can complete clinical trials, obtain required regulatory approvals and commercialize their products before their competitors may achieve a significant competitive advantage, including certain patent and FDA marketing exclusivity rights that could delay the ability of competitors to market certain products. We cannot assure you that product candidates resulting from our research and development efforts, or from joint efforts with our collaborators, will be able to compete successfully with our competitors’ existing products or products under development.

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

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have product liability insurance coverage for our clinical trials in the amount of $10.0 million. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

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

Risks Relating to the Commercialization of our Product Candidates

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

If we fail to enter into collaborations, license agreements or other transactions with third parties to accelerate the development of our product candidates, we will bear the risk of developmental failure.

We plan to seek out-licensing opportunities as a way to accelerate the development of our product candidates. There is no guarantee that we will enter into a future transaction on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to re-engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or for any other reason. Furthermore, we may choose to defer consummating a transaction relating to our product candidates until additional clinical data are obtained. If we decide to not actively pursue a transaction until we have additional clinical data, we and our stockholders will bear the risk that our product candidate fails prior to any future transaction.

If we fail to enter into or maintain collaborations or other sales, marketing and distribution arrangements with third parties to commercialize our product candidates, or otherwise fail to establish marketing and sales capabilities, we may not be able to successfully commercialize our products.

We currently have no infrastructure to support the commercialization of our product candidates, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, if any of our product candidates is successfully developed and ultimately approved for sale, our future profitability will depend largely on our ability to access or develop suitable marketing and sales capabilities. We anticipate that we will need to establish relationships with other companies, through license and collaborations agreements, to commercialize our product candidates in the U.S. and in other countries around the world. To the extent that we enter into these license and collaboration agreements, or marketing and sales arrangements with other companies to sell, promote or market our products in the U.S. or abroad, our product revenues, which may be in the form of indirect revenue, a royalty, or a split of profits, will depend largely on their efforts, which may not be successful. In the event we develop a sales force and marketing capabilities, this may result in us incurring significant costs before the time that we may generate any significant product revenues. We may not be able to attract and retain qualified third parties or marketing or sales personnel, or be able to establish marketing capabilities or an effective sales force.

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

Domestic and foreign governments continue to propose legislation designed to expand the coverage, yet reduce the cost, of healthcare, including pharmaceutical drugs. In some foreign markets, governmental agencies control prescription drugs’ pricing and profitability. In the U.S. significant changes in federal health care policy have been recently approved and will mostly likely result in reduced reimbursement rates in the future. We expect that there will continue to be federal and state proposals to implement more governmental control over reimbursement rates of pharmaceutical products. In addition, we expect that increasing emphasis on managed care and government intervention in the U.S. healthcare system will continue to put downward pressure on the pricing of pharmaceutical products domestically. Cost control initiatives could decrease the price that we receive for any of our product candidates that may be approved for sale in the future, which would limit our revenues and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidate is approved for sale, which could further limit or eliminate reimbursement rates for our product candidate.

If any product candidate that we develop independently or through collaborations is approved but does not gain meaningful acceptance in its intended market, we are not likely to generate significant revenues or become profitable.

Even if any of our product candidates is successfully developed and we or a collaborator obtain the requisite regulatory approvals to commercialize it in the future, it may not gain market acceptance or utilization among physicians, patients or third party payers. The degree of market acceptance that our product candidates may achieve will depend on a number of factors, including:

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

•                  the product’s potential advantages over existing or alternative therapies;

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

We may be unable to successfully develop a product candidate that is the subject of collaboration if our collaborator does not perform, terminates our agreement, or delays the development of our product candidates.

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

A majority of the potential revenue from existing and future collaborations will likely consist of contingent payments, such as payments for achieving development or regulatory milestones and royalties payable on the sales of approved products. The milestone and royalty revenues that we may receive under these collaborations will depend primarily upon our collaborator’s ability to successfully develop and commercialize our product candidate. In addition, our collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases, we will not be directly involved in the development or commercialization of our product candidate and, accordingly, will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize our product candidates because they:

•                  do not allocate the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited capital resources, or the belief that other product candidates or other internal programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•                  do not have sufficient resources necessary to fully support the product candidates through clinical development, regulatory approval and commercialization;

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

Our success, competitive position and future revenues will depend in part on our ability to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or proprietary rights. Therefore, any issued patents that we own or otherwise have intellectual property rights to may be challenged, invalidated or circumvented, and may not provide us with the protection against competitors that we anticipate. The degree of future protection for our proprietary intellectual property rights is uncertain because issued patents and other legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Our future patent position will be influenced by the following factors:

•                  we or our licensors may not have been the first to discover the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to engage in expensive and protracted interference proceedings to determine priority of invention;

•                  our or our licensors’ pending patent applications may not result in issued patents;

•                  our or our licensors’ issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties; and

•                  third parties may develop intellectual property around our or our licensors’ patent claims to design competitive intellectual property and ultimately product candidates that fall outside the scope of our or our licensors’ patents.

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

If a third party claims we are infringing on its intellectual property rights, we could incur significant expenses, or be prevented from further developing or commercializing our product candidates.

Our success will also depend on our ability to operate without infringing the patents and other proprietary intellectual property rights of third parties. This is generally referred to as having the “freedom to operate”. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property claims, United States Patent and Trademark Office, or USPTO, interference proceedings and related legal and administrative proceedings, both in the U.S. and internationally, involve complex legal and factual questions. As a result, such proceedings are lengthy, costly and time-consuming and their outcome is highly uncertain. We may become involved in protracted and expensive litigation in order to determine the enforceability, scope and validity of the proprietary rights of others, or to determine whether we have the freedom to operate with respect to the intellectual property rights of others.

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

If we materially breach or default under the Cardiff or Chimerix Agreements, each will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.

We do not currently own any patents, trademarks, or copyrights; however, our business is substantially dependent upon certain intellectual property rights that we license from Cardiff and Chimerix. Therefore, our commercial success will depend to a large extent on our ability to maintain and comply with our obligations under the Agreements. The Agreements provide the right to terminate if the Agreement for an uncured breach by us, or if we are insolvent or the subject of a bankruptcy proceeding, or potentially other reasons. We expect that other technology in-licenses that we may enter into in the future will contain similar provisions and impose similar obligations on us. If we fail to comply with any such obligations such licensor will likely terminate their out-licenses to us, in which case we would not be able to market products covered by these licenses, including our FV100 and CMX157 assets. The loss of our license with Cardiff with respect to the FV100 assets, and potentially other licenses that we enter into in the future, would have a material adverse effect on our business. In addition, our failure to comply with obligations under our material in-licenses may cause us to become subject to litigation or other potential disputes under any such license agreements.

In addition, the Cardiff, BMS, and Chimerix Agreement each requires us to make certain payments, including license fees, milestone payments royalties, and other such terms typically required under licensing agreements and these types of technology in-licenses generally could make it difficult for us to find corporate partners and less profitable for us to develop product candidates utilizing these existing product candidates and technologies.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

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

Even if our product candidates receives regulatory approval, it may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Our product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In the future, we may seek to commercialize our product candidates in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all of the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidates may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of our product candidates and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

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

We will need to increase the size of our organization.

We are a small company with 14 employees as of June 30, 2015. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Reimbursement may not be available for our product candidates, which would impede sales.

Market acceptance and sales of our product candidate may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third- party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payers pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidate reimbursed by government or third party payers. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

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

As a result of legislative proposals and the trend towards managed health care in the United States, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also impose strict prior authorization requirements and/or refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payers will reimburse patients for their use of newly- approved drugs, which in turn will put pressure on the pricing of drugs.

Healthcare reform measures could hinder or prevent our product candidate’s commercial success.

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

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. This law will substantially change the way healthcare is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

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

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with risk evaluations and mitigation strategies approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved products.

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of June 30, 2015 and 2014 and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. As of June 30, 2015 and 2014, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

Our certificate of incorporation, by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

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

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. For more information, see “Description of Our Capital Stock—Anti-takeover Effects of Certain Provisions of ContraVir Certificate of Incorporation, By-laws and the DCGL.”

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our board of directors determines is not in the best interests of our company and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

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

We are an “emerging growth company” and as a result of our reduced disclosure requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of FV100 and CMX157. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located in approximately 4,000 square feet of leased space at 399 Thornall Street, First Floor, Edison, New Jersey, 08837.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of February 27, 2015, our common stock began trading on The NASDAQ Capital Market under the symbol “CTRV.” Prior to that date, our common stock was traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “CTRV.” Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on The NASDAQ Capital Market on September 17, 2015 was $3.15 per share.

Fiscal 2015	High	Low
Fourth Quarter	$5.13	$3.00
Third Quarter	$5.15	$1.76
Second Quarter	$2.65	$0.65
First Quarter	$1.75	$0.91

Fiscal 2014	High	Low
Fourth Quarter	$2.93	$1.08
Third Quarter (beginning February 10, 2014)	$3.10	$0.01

Holders of Record

As of September 17, 2015, there were approximately 448 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2015.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	4,117,745	$1.76	2,382,255
Equity Compensation Plans Not Approved by Stockholders
Total	4,117,745	$1.76	2,382,255

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Financial Data” and our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report. All amounts in this report are in U.S. dollars, unless otherwise noted.

Business Overview

We are a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by reactivation of varicella zoster virus (VZV), and CMX157 to treat Hepatitis B (HBV).

FV100

FV-100 is an orally available, small molecule, nucleoside analogue pro-drug of CF-1743 that we are developing for the treatment of herpes zoster, which is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. FV-100 is being developed specifically for the treatment of shingles. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which enables us to take advantage of FV-100’s more readily absorbed properties compared to CF-1743 when given orally. FV-100 is then broken down to the active moiety, CF-1743, upon entry into the blood stream. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. We conducted an extensive review of the clinical data from the completed Phase 2 trial, including performing post-hoc analyses. We performed additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc. We also evaluated a number of clinical, regulatory and commercial pathways for the potential future development of FV-100. Based upon the analyses of the completed Phase 2 study coupled with the additional market research, we approached the FDA to discuss our clinical development program and requested an End of Phase 2 (EoP2) meeting.  The meeting was granted and the result was a streamlined development plan for FV-100 that allowed us to proceed directly into a Phase 3 trial without the need to conduct any additional Phase 2 studies. We had satisfied these criteria and initiated Protocol 007 during 2Q/2015.

In parallel to the Phase 3 initiation, Study 008, a drug-drug interaction trial was conducted during January-March, 2015.  The study’s objective was to highlight potential drug interactions with compounds which are metabolized using the CYP450 pathway. This is a very common trial in virology and in drug development overall.

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

We have licensed CMX157 from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (time of the deal). We intend to develop CMX157 for the treatment of chronic HBV infection. We are planning to meet with the FDA to discuss an appropriate clinical plan for CMX157 and to initiate a Phase 2 clinical trial testing the compound in HBV patients in the next 12-18 months. A recently issued composition of matter patent for CMX157 provides intellectual property protection to at least 2031.

The decision to develop CMX157 for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro.  We believe the Hepatitis B market is poised for exceptional growth. CMX157 is 4.5 times more potent than PDFtenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies.  The lower dose may also allow for a better safety profile than TDF. The strategy for CMX157 is to develop the compound to serve as a critical backbone therapy in future HBV combination therapies.  We will be seeking to submit an Investigational New Drug application (“IND”) to support an initiation of our HBV clinical development program at the end of 2015.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2015, we have sustained cumulative net losses of approximately $19.8 million. From inception through June 30, 2015, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

On October 14, 2014, we closed a private offering of Series A Convertible Preferred Stock (the “Series A”) and issued 900,000 shares of Series A preferred at $10.00 per share, generating gross proceeds of approximately $9,000,000. We also granted the purchaser the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The Series A are classified as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity.  We issued an additional 50,000 shares of Series A preferred at $10.00 per share on December 23, 2014, an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015 and an additional 270,000 shares on February 26, 2015, generating aggregate gross proceeds of $3,500,000.

On December 17, 2014, we issued 120,000 of Series B Convertible Preferred Stock (the “Series B”) in exchange for an exclusive license for further clinical development and commercialization of CMX157 from Chimerix, Inc.

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

While our significant accounting policies are more fully described in Note 3 to our audited financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Going Concern

As of June 30, 2015 we had $4.6 million in cash. Net cash used in operating activities was $9.7 million for the year ended June 30, 2015. As of June 30, 2015 we had an accumulated deficit of $27. 6 million. We expect to incur losses for the next several years as we expand our research, development and clinical trials of FV-100 and CMX157. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

These financial statements have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we concluded there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product its candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidate or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which are marked to market at the end of each reporting period.

Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, was recorded as a derivative liability under the provisions of FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently the liability was adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities were recorded in the statements of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of warrants deemed to be derivative instruments was determined using Binomial option-pricing model using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus used model-derived valuations where significant value drivers were unobservable to third parties to determine the fair value and accordingly classified such warrants in Level 3 per ASC 820. As of June 30, 2015, these were exchanged for shares of common stock of the Company. At June 30, 2014, the fair value of such warrants was $4,475,345 which we classified as a long term derivative liability on our balance sheets.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect of a change in tax rates on deferred tax assets and liabilities is recorded in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, (“ASC 450”), we record accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We, in accordance with this guidance, do not recognize gain contingencies until realized.

Research and Development

Research and development costs, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, license costs, regulatory and scientific consulting fees, as well as contract research, insurance and FDA consultants, are accounted for in accordance with ASC Topic 730, Research and Development (“ASC 730”). Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2015, ContraVir had prepaid research and development costs of $425,699. There were no prepaid research and development costs recorded as of June 30, 2014.

Share-based payments

ASC Topic 718 “Compensation—Stock Compensation” (“ASC 718”) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. ContraVir has a limited trading history in its common stock and lacks company-specific historical and implied volatility information. Therefore, the estimated expected stock volatility is based on the historical volatility of a publicly traded set of peer companies until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

We account for stock options issued to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our accumulated deficit position, no excess tax benefits have been recognized.

Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Due to the net losses incurred to date, all stock equivalents have been anti-dilutive, thus, basic and dilutive net loss per share are the same.  For additional information, see Note 8 to the financial statements included in Item 8: Financial Statements and Supplementary Data of this report.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. We early adopted this pronouncement, which did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

• Contracts with customers—including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

• Significant judgments and changes in judgments—determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

• Certain assets—assets recognized from the costs to obtain or fulfill a contract.

In July 2015, the FASB delayed the effective date of this guidance. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Although we currently do not have any revenues, we are evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

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

RESULTS OF OPERATIONS

Comparison of Years Ended June 30, 2015 and 2014:

	Year ended
	June 30, 2015	June 30, 2014	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	8,403,579	314,246	8,089,333
General and administrative	5,556,400	1,357,863	4,198,537
Loss from operations	(13,959,979)	(1,672,109)	12,287,870
Other expense:
Change in fair value of warrant liability	(387,898)	(3,595,788)	(3,207,890)
Interest expense	—	(12,945)	(12,945)
Total other expense	(387,898)	(3,608,733)	(3,220,835)
Net loss	$(14,347,877)	$(5,280,842)	9,067,035

We had no revenues during the years ended June 30, 2015 and 2014, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended June 30, 2015 and 2014 amounted to $8.4 million and $0.3 million, respectively. The increase of $8.1 million is primarily due to $4.5 million in development plan costs for FV-100, a $1.4 million increase from higher employee headcount and consulting fees, R&D licensing expense of $1.2 million associated with the Chimerix transaction and an increase of $0.6 million in stock-based compensation expense.

General and administrative expenses for the years ended June 30, 2015 and 2014 amounted to $5.6 million and $1.4 million, respectively.  The increase of $4.2 million is primarily due to an increase of $1.4 million in costs associated with increased employee headcount and consulting fees, $1.3 million in stock-based compensation expense, $0.9 million of higher legal, investor relations and other operating costs associated with being a public company, as well as $0.6 million of higher rent, insurance and other overhead costs.

In the years ended June 30, 2015 and 2014, we incurred $0.4 million and $3.6 million, respectively, related to a change in the fair value of our warrant liability. In February 2014, the Company issued warrants, recording a derivative liability that was marked to market on a quarterly basis. The warrants were exchanged for common stock in August 2014, at which time the liability was settled.

Net loss for the years ended June 30, 2015 and 2014 was $14.3 million and $5.3 million, respectively, which was a result of the operating expenses and change in fair value of our warrant liability discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the years ended June 30, 2015 and 2014:

	Year ended
	June 30, 2015	June 30, 2014
Net cash (used in) provided by:
Operating activities	$(9,672,556)	$(1,363,079)
Investing activities	(83,269)	(15,847)
Financing activities	12,501,233	3,109,967
Net increase in cash	$2,745,408	$1,731,041

As of June 30, 2015, we had $4.6 million in cash, as compared to $1.8 million as of June 30, 2014. Net cash used in operating activities was approximately $9.7 million for the year ended June 30, 2015, as compared to $1.4 million for the year ended June 30, 2014. This cash was primarily used to continue development of FV-100 and for employee related costs as we continued to increase our headcount. As of June 30, 2015, we had working capital of $3.3 million, as compared to $1.5 million as of June 30, 2014.

We issued 1,250,000 shares of Convertible A Preferred Stock during the year ended June 30, 2015 at $10.00 per share, aggregating gross proceeds of $12,500,000.

On March 9, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million. We intend to use the net proceeds from these sales to fund our research and development activities, including our Phase 3 clinical trial of FV-100, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell the Shares from time to time, based upon  ours instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

We are not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or us. We will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and have agreed to provide Cantor with customary indemnification and contribution rights.

As of June 30, 2015, we have not made any sales under the Agreement.

Operating and Capital Expenditure Requirements

As of June 30, 2015, we had an accumulated deficit of $27.6 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100 and CMX157.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The audited financial statements as of June 30, 2015 and June 30, 2014 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt our ability to continue as a going concern without additional capital becoming available attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of June 30, 2015, other than an operating lease for our office space. The following table summarizes this obligation:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease	$533,021	$125,904	$258,224	$148,893	$—

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTRAVIR PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ContraVir Pharmaceuticals, Inc.

Edison, New Jersey

We have audited the accompanying balance sheets of ContraVir Pharmaceuticals, Inc. (“the Company”) as of June 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ContraVir Pharmaceuticals, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/BDO USA, LLP

New York, New York

September 25, 2015

CONTRAVIR PHARMACEUTICALS, INC.

Balance Sheets

	June 30,
	2015	2014
Assets
Current Assets:
Cash	$4,563,165	$1,817,757
Prepaid expenses	681,249	164,421
Total Current Assets	5,244,414	1,982,178
Property and equipment, net	81,441	14,526
Other assets	51,344	4,200
Total Assets	$5,377,199	$2,000,904
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,481,393	$243,896
Accrued expenses	456,722	207,915
Due to Synergy	—	6,928
Total Current Liabilities	1,938,115	458,739
Derivative financial instruments, at estimated fair value—warrants	—	4,475,345
Total Liabilities	1,938,115	4,934,084
Commitments and contingencies (Note 9)
Stockholders’ Equity (Deficit):
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 1,250,000 and 0 shares at June 30, 2015 and 2014, respectively	12,500,000	—
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 120,000 and 0 shares at June 30, 2015 and 2014, respectively	1,200,000	—
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 22,276,730 and 18,479,279 shares issued and outstanding at June 30, 2015 and 2014, respectively	2,228	1,848
Additional paid in capital	17,350,713	2,486,309
Accumulated deficit	(27,613,857)	(5,421,337)
Total Stockholders’ Equity (Deficit)	3,439,084	(2,933,180)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,377,199	$2,000,904

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

Statements of Operations

	Year ended
	June 30, 2015	June 30, 2014
Revenues	$—	$—

Costs and Expenses:
Research and development	8,403,579	314,246
General and administrative	5,556,400	1,357,863
Loss From Operations	(13,959,979)	(1,672,109)

Other Expense:
Change in fair value of derivative instruments—warrants	(387,898)	(3,595,788)
Interest expense	—	(12,945)
Total Other Expense	(387,898)	(3,608,733)
Net Loss	$(14,347,877)	$(5,280,842)
Series A and B convertible preferred stock beneficial conversion feature accreted as a dividend	(7,844,643)	—
Net Loss Attributable to Common Shareholders	$(22,192,520)	$(5,280,842)

Weighted Average Common Shares Outstanding
Basic and Diluted	21,754,623	12,817,944

Net loss per Common Share
Basic and Diluted	$(1.02)	$(0.41)

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended June 30, 2015 and 2014

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total Stockholder’s
						Par	Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	(Deficit)
Balance July 1, 2013	—	$—	—	$—	9,000,000	$900	$(900)	$(140,495)	$(140,495)
Issuance of common stock via private placement	—	—	—	—	9,485,294	949	3,224,051	—	3,225,000
Fees and expenses associated with private placement	—	—	—	—	—	—	(15,033)	—	(15,033)
Stock-based compensation expense	—	—	—	—	—	—	195,226	—	195,226
Partial shares returned associated with Synergy’s distribution of the Company’s common stock	—	—	—	—	(6,015)	(1)	—	—	(1)
Fair value of warrants issued in connection with private placement, reclassified to derivative liability	—	—	—	—	—	—	(879,557)	—	(879,557)
Stock options granted in excess of authorized limit	—	—	—	—	—	—	(37,478)	—	(37,478)
Net loss	—	—	—	—	—	—	—	(5,280,842)	(5,280,842)
Balance June 30, 2014	—	$—	—	$—	18,479,279	$1,848	$2,486,309	$(5,421,337)	$(2,933,180)
Stock-based compensation expense	—	—	—	—	—	—	2,118,187	—	2,118,187
Stock options granted in excess of authorized limit	—	—	—	—	—	—	(81,689)	—	(81,689)
Reversal of stock option liability upon increase in authorized number of shares	—	—	—	—	—	—	119,167	—	119,167
Restricted common shares issued in exchange of warrants	—	—	—	—	3,794,118	380	4,862,863	—	4,863,243
Issuance of series A preferred shares	1,250,000	12,500,000	—	—	—	—	—	—	12,500,000
Issuance of series B preferred shares	—	—	120,000	1,200,000	—	—	—	—	1,200,000
Beneficial conversion feature accreted as a deemed dividend	—	—	—	—	—	—	7,844,643	(7,844,643)	—
Stock option exercise	—	—	—	—	3,333	—	1,233	—	1,233
Net loss	—	—	—	—	—	—	—	(14,347,877)	(14,347,877)
Balance June 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,276,730	$2,228	$17,350,713	$(27,613,857)	$3,439,084

The accompanying notes are an integral part of these financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

Statements of Cash Flows

	Year ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net loss	$(14,347,877)	$(5,280,842)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,118,187	195,226
Stock issued for license expense	1,200,000	—
Change in fair value of derivative instrument—warrants	387,898	3,595,788
Depreciation	16,355	1,321
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and due to Synergy	1,516,855	294,049
Prepaid expenses and other assets	(563,974)	(168,621)
Total adjustments	4,675,321	3,917,763

Net Cash Used In Operating Activities	(9,672,556)	(1,363,079)

Cash Flows From Investing Activities:

Purchase of property and equipment	(83,269)	(15,847)
Net Cash Used In Investing Activities	(83,269)	(15,847)

Cash Flows From Financing Activities:

Issuance of preferred stock	12,500,000
Issuance of common stock via private placement	—	3,225,000
Issuance of common stock via stock option exercise	1,233	—
Fees and expenses—private placement	—	(15,033)
Borrowings under demand note payable to Synergy	—	350,000
Repayment of demand note payable to Synergy	—	(450,000)
Net cash provided by financing activities	12,501,233	3,109,967

Net Increase In Cash	2,745,408	1,731,041
Cash at beginning of period	1,817,757	86,716
Cash at end of period	$4,563,165	$1,817,757

Supplementary Disclosure Of Cash Flow Information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$12,945
Value of warrants exchanged for common stock	$4,863,243	$—
Deemed dividend on preferred stock beneficial conversion feature	$7,844,643	$—

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

Convertible Preferred Share Issuance

On October 14, 2014, December 23, 2014, February 10, 2015 and February 26, 2015, the Company, issued a total of 1,250,000 shares of Convertible Series A preferred shares at a stated value of $10.00 per share, generating gross proceeds of approximately $12,500,000. See Note 5 for the terms of the Preferred Shares and accounting of these transactions.

On December 15, 2014, the Company entered into a license agreement with Chimerix, Inc. (“Chimerix”) and issued 120,000 shares of Series B Convertible Preferred Stock (the “Series B”) in connection with the license of CMX157 from Chimerix for further clinical development and commercialization. See Note 5 for the terms of the Preferred Shares and accounting of this transaction and Note 9 for license related information.

2. Basis of Presentation and Going Concern

Basis of presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Going Concern

As of June 30, 2015, ContraVir had $4.6 million in cash. Net cash used in operating activities was $9.7 million for the year ended June 30, 2015. Net loss for the year ended June 30, 2015 was $14.3 million. As of June 30, 2015, ContraVir had working capital of $3.3 million, whereas on June 30, 2014 ContraVir had working capital of $1.5 million. The Company expects to incur losses for the next several years as it expands its research, development and clinical trials of FV-100 and CMX157. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

These financial statements have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern within one year of the issuance of these financial statements without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

3. Summary of Significant Accounting Policies

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

Cash

As of June 30, 2015 and 2014, the amount of cash was approximately $4.6 million and $1.8 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Financial instruments consist of cash, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which were marked to market at the end of each reporting period. See Note 5 for additional information.

Warrants

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently the liability was adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities was recorded in the statements of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of warrants deemed to be derivative instruments was determined using Binomial option-pricing model using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. The Company thus used model-derived valuations where significant value drivers were unobservable to third parties to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At June 30, 2014, the fair value of such warrants was $4,475,345 which was classified as a long term derivative liability on our balance sheets. As of June 30, 2015, these had been exchanged for common stock of the Company. See Note 5 for additional information.

Property, equipment and depreciation

As of June 30, 2015 and 2014, ContraVir had $81,441 and $14,526, respectively, of property and equipment, consisting primarily of computer equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the year ended June 30, 2015 was $16,355. Expenditures for repairs and maintenance are charged to operations as incurred. ContraVir will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

Contingencies

In the normal course of business, ContraVir is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC 450”), ContraVir records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. ContraVir, in accordance with this guidance, does not recognize gain contingencies until realized.

Research and Development

Research and development costs, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, license costs, regulatory and scientific consulting fees, as well as contract research, insurance and FDA consultants, are accounted for in accordance with ASC Topic 730, Research and Development, (“ASC 730”). Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2015, ContraVir had prepaid research and development costs of $425,699. There were no prepaid research and development costs as of June 30, 2014.

Share-based payments

ASC Topic 718 “Compensation—Stock Compensation” (“ASC 718”) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, the Company issues stock options with only service-based vesting conditions and records the expense for these awards using the straight-line method.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. ContraVir has a limited trading history in its common stock and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The Company accounts for stock options issued to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to ContraVir’s accumulated deficit position, no excess tax benefits have been recognized.

Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Due to the net losses incurred, all stock equivalents were anti-dilutive, thus, basic and dilutive net loss per share are the same.

4. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The Company early adopted this guidance, which did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

• Contracts with customers—including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations).

• Significant judgments and changes in judgments—determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations.

• Certain assets—assets recognized from the costs to obtain or fulfill a contract.

In July 2015, the FASB delayed the effective date of this guidance. As a result, this guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Although the Company currently does not have any revenues, it is evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

5. Stockholders’ Equity and Derivative Liability

Warrants

On February 4, 2014, ContraVir entered into a securities purchase agreement with accredited investors for gross proceeds of $3,225,000 in a private placement and incurred expenses of approximately $15,000 related to this placement. The Company sold 9,485,294 units to the investors with each unit consisting of one share of common stock and one warrant to purchase an additional one half share of the Company’s common stock. The purchase price paid by the investors was $0.34 for each unit. The warrants expire after six years and are exercisable at $0.37 per share. Based upon the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations. Upon the issuance of these warrants the fair value of $879,557 was recorded as derivative liability warrants.

On August 20, 2014, ContraVir consummated its offer (the “Offer”) to exchange an aggregate 4,742,648 outstanding common stock purchase warrants (the “Warrants”) owned by the February 4, 2014 investors in the Company for an aggregate 3,794,118 shares of restricted common stock. The Warrants were revalued on August 20, 2014, immediately prior to conversion, increasing the liability by $387,898 to $4,863,243 which was recorded in the change in fair value of derivative instruments- warrants on the statement of operations. The liability was extinguished when the restricted shares were issued that had a fair value of $4,552,924 (using $1.20 per share, which was the stock price on August 20, 2014) by recording the offset to additional paid in capital.

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
2/4/2014	Issuance of warrants	4,742,648	$879,557
	Change in fair value of warrants during 2014		3,595,788
7/1/2014	Balance of derivative financial instruments liability	4,742,648	4,475,345
	Change in fair value of warrants immediately prior to conversion, recognized as change in fair value of derivative instruments - warrants in the statement of operations	—	387,898
	Amounts reclassified to additional paid in capital	(4,742,648)	(4,863,243)
6/30/2015	Balance of derivative financial instruments liability	—	$—

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

In the Binomial model, the assumption for estimated fair value of the stock was based on a Black-Scholes based apportionment of the unit price paid for the shares and warrants issued in ContraVir’s recent private placement, which resulting stock prices were deemed to be arms-length negotiated prices. Because ContraVir has a limited trading history in its common stock, the Company based expected volatility on that of comparable public development stage biotechnology companies. The warrants have a transferability provision and based on guidance provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment , (“SAB No. 107”),  for instruments issued with such a provision, ContraVir used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates for maturities consistent with the expected remaining term of the warrants.

ContraVir Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2014. There are no such derivative liabilities as of June 30, 2015.

Description	Balance as of June 30. 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities related to Warrants	$4,475,345	$—	$—	$4,475,345

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Series A and Series B Preferred Stock Issuances

On October 14, 2014, the Company’s Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). Also on October 14, 2014, the Company closed a private offering of the Series A and issued 900,000 shares of Series A preferred shares at a stated value of $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company also granted the purchaser of the Series A and their assignees the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The purchaser elected to purchase an additional 50,000, 30,000 and 20,000 shares on December 23, 2014, February 10, 2015, and February 26, 2015 generating additional gross proceeds of $500,000, $300,000 and $200,000, respectively. On February 26, 2015, assignees of the purchaser elected to purchase 250,000 shares, generating additional gross proceeds of $2,500,000.

On December 15, 2014, the Company’s Board of Directors authorized the issuance of 120,000 shares of Series B Convertible Preferred Stock (the “Series B”) in connection with the Company’s exclusive license agreement with Chimerix, Inc., entered into December 17, 2014. (See License Agreement discussion in Note 9). The stated and estimated value of these shares was $10.00 per share based on calculating the value of the series B on a converted-basis less the discount received on the conversion price compared to the stock price on date of issuance.

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

Beneficial Conversion Feature- Series A and Series B Preferred Stock

Each share of Series A is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $0.48 per share.  On October 14, 2014, December 23, 2014, February 10, 2015 and February 26, 2015, the date of issuances of the Series A, the publicly traded common stock prices were $0.65, $2.09, $4.50 and $4.50 per share, respectively. Each share of Series B is convertible into shares of common stock at any time at the option of the holder at a conversion price of $1.12 per share. On December 17, 2014, the date of the Series B agreement, the publicly traded common stock price was $1.79 per share.

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

Controlled Equity Offering Sales Agreement

On March 9, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of  the Company’s common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million. The Company intends to use the net proceeds from these sales to fund research and development activities, including the Phase 3 clinical trial of FV-100, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell the Shares from time to time, based upon  ours instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

The Company is not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or the Company. ContraVir will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.

As of June 30, 2015, the Company has not made any sales under the Agreement.

6. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir had reserved 1,500,000 shares of common stock issuable pursuant to the Plan. As of September 30, 2014, the Company had issued 841,270 options over the authorized number of options in the Plan. As per ASC Topic 815-40, the options were accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 6,500,000. Immediately prior to approval, the liability was revalued, and an additional expense was recorded. Upon approval, the cumulative liability of $119,167 was reversed into additional paid-in capital.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. ContraVir recorded the following stock-based compensation expense for the periods shown:

	Year ended June 30, 2015	Year ended June 30, 2014
General and administrative	$1,476,474	$150,161
Research and development	641,713	45,065
Total stock-based compensation expense	$2,118,187	$195,226

The stock-based compensation expense for the year ended June 30, 2015 includes $0.4 million related to the acceleration of vesting for certain options previously granted to employees and non-employees. These awards became fully vested upon this acceleration.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2013	—	$—	$—	$—	—
Granted	2,341,270	$0.11 - $2.37	$1.61	$633,200
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Balance outstanding, June 30,2014	2,341,270	$0.11 - $2.37	$1.61	$633,200	9.65 years
Granted	1,779,808	$1.50 - $3.83	$1.95
Exercised	(3,333)		$0.37	$12,432
Forfeited
Balance outstanding, June 30,2015	4,117,745	$0.11 - $3.83	$1.76	$13,667,376	9.04 years
Exercisable at June 30, 2015	964,089	$0.11-$2.37	$1.24	$3,703,000	8.63 years

The weighted-average grant-date fair value of options granted to employees during the year ended June 30, 2015 was $1.38. The weighted-average grant date fair value of options classified as equity-awards upon grant in the year ended June 30, 2014 was $0.99 per share. The total fair value of shares vested during the year ended June 30, 2015 was $1.6 million. No shares vested during the year ended June 30, 2014. Included within the above table are 969,667 non-employee options outstanding as of June 30, 2015, of which 571,667 are unvested as of June 30, 2015 and therefore subject to remeasurement.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2015, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $4.5 million to be recognized over a weighted-average remaining vesting period of approximately 2.46 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the periods indicated.

	Year Ended June 30, 2015	Year Ended June 30, 2014
Stock price	$1.90	$0.11 - $2.37
Risk-free interest rate	1.71%	1.89% - 2.48%
Dividend yield	—	—
Expected volatility	87%	88% - 90%
Expected term (in years)	6 years	5 - 9.7 years

Stock Price—Effective February 27, 2014, stock price is the closing market price of the Company’s common stock. Prior to that date, there was no public market for the stock Management believes that the best alternative indication of stock value is what Synergy paid for the FV-100 Product, in an arms-length transaction, to BMS on August 17, 2012, or $1,000,000. Thus $1,000,000 divided by the 9,000,000 shares then outstanding resulted in a stock price of $0.11 per share.

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

Expected term—The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in SAB No. 107, which SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, (“SAB No. 110”). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC 718. The Company will use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted as permitted by SAB No. 107.

Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of issuing stock options as a standalone company, ContraVir estimated future unvested option forfeitures based on the historical experience of its former parent.

7. Income Taxes

As of June 30, 2015, ContraVir has net operating loss carry forwards (“NOLs”) of approximately $13 million, which, if not used, expire through 2035.  The utilization of these NOLs is subject to limitations based on past and future changes in ownership of ContraVir pursuant to Internal Revenue Code Section 382 (“Sec. 382”). Although the detailed study of Sec. 382 has not been completed, it is more likely than not that an ownership change under Sec. 382 has not occurred as a result of the Series A and Series B Preferred Stock Issuances.  The Company has no other material deferred tax items.  ContraVir records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to ContraVir’s ability to continue as a going concern and future utilization of its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at June 30, 2015 and 2014.  As a result of this valuation allowance, there are no income tax benefits reflected in the accompanying statements of operations to offset pre-tax losses.

ContraVir has analyzed tax positions in all jurisdictions where it is required to file an income tax return and has concluded that the Company does not have any material unrecognized tax benefits or interest and penalties thereon as of June 30, 2015.

The Company’s federal and state income tax returns from the year of incorporation, 2013, and forward remain subject to examination by the IRS and state authorities.

8. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with ASC 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In addition, the net loss attributable to common stockholders’ is adjusted for the preferred stock deemed dividends related to the beneficial conversion feature on this instrument for the periods in which the preferred stock is outstanding. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year ended June 30, 2015	Year ended June 30, 2014
Numerator:
Net loss	$(14,347,877)	$(5,280,842)
Preferred stock deemed dividend	(7,844,643)	—
Net loss attributable to common stockholders	$(22,192,520)	$(5,280,842)
Denominator:
Weighted average common shares outstanding	21,754,623	12,817,944
Net loss per share of common stock—basic and diluted	$(1.02)	$(0.41)

The following outstanding securities at June 30, 2015 and 2014 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year ended June 30, 2015	Year ended June 30, 2014
Common shares issuable upon conversion of Series A preferred stock	26,041,667	—
Common shares issuable upon conversion of Series B preferred stock	1,071,429	—
Stock options	4,117,745	2,341,270
Warrants	—	4,742,648
Total	31,230,841	7,083,918

9.  Commitments and Contingencies

License Agreement with Chimerix, Inc.

On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix pursuant to which the Company has licensed CMX157 from Chimerix for further clinical development and commercialization. CMX157 is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, ContraVir licensed CMX157 from Chimerix in exchange for an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days’ prior written notice to Chimerix.

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

License Agreement with University College Cardiff Consultants Limited (“Cardiff”)

On June 10, 2013, the Company and Synergy entered into a Contribution Agreement, as amended and restated on August 5, 2013, or the Contribution Agreement, to transfer to the Company the FV-100 assets, in exchange for the issuance to Synergy of 9,000,000 shares of the Company’s common stock representing 100% of the outstanding shares of the Company’s common stock as of immediately following such issuance. Pursuant to the Contribution Agreement, Synergy transferred ownership of all intellectual property rights acquired from Bristol-Myers Squibb (“BMS”) including all historical research, clinical study protocols, data, results and patents related to the FV-100 assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the asset purchase agreement, dated August 17, 2012, by and between Synergy and BMS, or the BMS Agreement.

The FV-100 assets acquired from BMS are licensed from Cardiff pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and CRI, an entity with no prior relationship with us, as amended March 27, 2007, or the Cardiff Agreement.

The Cardiff Agreement shall remain in full force and effect until the date upon which the last of the last patent or the last continuation or extension to any patents within the Patent Rights (as defined in the Cardiff Agreement) expires. Any milestone and/or royalty payment under the Cardiff Agreement shall be payable for as long as the Cardiff Agreement is in effect. The Cardiff Agreement may be terminated in its entirety, for among other reasons and in the following manner as set forth below: (a) automatically by Cardiff, if we become bankrupt or insolvent and/or if our business shall be placed in the hands of a receiver, assignee, or trustee; (b) upon ninety (90) calendar days written notice from Cardiff, if we breach or default (i) on the payment or report obligations or use of name obligations or (ii) on any other obligation under the Cardiff Agreement, subject to a ninety (90) calendar-day cure period; (c) if we have defaulted or been in excess of one (1) month late on its payment obligations pursuant to the terms of the Cardiff Agreement on any two (2) occasions in a twelve (12) month period, subject to a cure period; (d) upon one hundred twenty (120) calendar days written notice from us if any particular patent or patents included in Patent Rights and which account for at least thirty (30%) percent of the total royalty to Cardiff, is or are irrevocably adjudicated to be invalid; or (e) upon ninety (90) calendar days written notice from us if Cardiff is in breach of Section 11.1 (Confidential Information and Publication) unless, before the end of the such ninety (90) calendar-day notice period, Cardiff has cured the default or breach to our reasonable satisfaction and so notifies us, stating the manner of the cure.

The terms of the Cardiff Agreement provided in consideration for a license of all of Cardiff’s rights in any technical information, know-how, processes, procedures, compositions, devices, methods, formulae, protocols, techniques related to the FV-100 Assets, or the Patent Rights. The Cardiff Agreement provided for an initial base payment of $270,000, which has previously been paid by CRI, subsequent milestone payments covering (i) initiation of a clinical trial at each phase, (ii) marketing (FDA) approval and (iii) on achieving the milestone of aggregate net sales in three different tiers, as well as a low single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to Cardiff by the Company under the Cardiff Agreement is equal to $400,000 as follows:

Milestone payments upon occurrence of the following events:

•                  Upon initiation of a Phase 3 clinical trial for a licensed product, $150,000

•                  Upon approval of the first NDA for any licensed product, $250,000

The terms of the BMS Agreement provided for an initial base payment of $1 million, subsequent milestone payments of $3 million and $6 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) our determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the FV-100 assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the FV-100 assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of our patents or any other patent covering the use or sale of the FV-100 assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the BMS Agreement. No milestone payments have been made under this agreement.

Contractual Obligations

In August 2014, we entered into a new lease for new corporate office space in Edison, New Jersey. Rent expense for the years ended June 30, 2015 and 2014 was $119,747 and $10,590.

The following table summarizes annual rental payments for each of the following fiscal years ended June 30:

2016	$125,904
2017	128,043
2018	130,181
2019	132,320
2020 and thereafter	16,573
Total	$533,021

Employment Agreements

On January 13, 2015, the Company entered into an executive agreement with John Sullivan-Bolyai, M.D., MPH, effective January 19, 2015, under which he will serve as Chief Medical Officer of the Company. Pursuant to the terms of his employment agreement, Dr. Sullivan-Bolyai will receive an annual salary of $320,000. He also received 135,000 options with an exercise price of $2.56 which vest over three years. He is eligible to receive a cash bonus of up to 25% of his base salary upon achievement of performance milestones. If Dr. Sullivan-Bolyai’s employment is terminated without cause or for good reason (as defined in his employment agreement), he will be entitled to receive a severance payment equal to base salary for nine months from date of termination in addition to any earned but unpaid salary and bonus.

Effective June 23, 2014, the Company entered into an executive agreement with William Hornung, under which he will serve as the Company’s Chief Financial Officer. Pursuant to the terms of his employment agreement, Mr. Hornung will receive an annual salary of $220,000. He also received 100,000 options with an exercise price of $1.70 which vest over three years. He is eligible to receive a cash bonus of up to 25% of his base salary upon achievement of performance milestones. If Mr. Hornung’s employment is terminated without cause or for good reason (as defined in his employment agreement), he will be entitled to receive a severance payment equal to base salary for nine months from date of termination in addition to any earned but unpaid salary and bonus.

Effective March 19, 2014, the Company entered into an executive agreement with James Sapirstein, under which he will serve as the Company’s Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Sapirstein will receive an annual salary of $350,000. He also received 1,000,000 options with an exercise price of $2.31 which vest over four years. He is eligible to receive a cash bonus of up to 50% of his base salary upon achievement of performance milestones. Mr. Sapirstein is also eligible to receive a realization bonus equal to $2,000,000 in either cash or registered common stock or a combination thereof as mutually agreed by Mr. Sapirstein and the Company, in the event that during the term of the agreement, for a period of 90 consecutive trading days, the market price of the Company’s common stock is $6.25 or more and the value of the common stock daily trading volume is $625,000 or more.  If Mr. Sapirstein’s employment is terminated without cause or for good reason (as defined in his employment agreement), he will be entitled to receive a severance payment equal to base salary for twelve months from date of termination in addition to any earned but unpaid salary and bonus and payment of the cost of medical insurance for a period of twelve months following termination.

Consulting Agreement

On January 23, 2014, the Company entered into a three year consulting agreement with Chris McGuigan, Ph.D. for scientific and technical advisory services. Dr. McGuigan is a director of the company and was instrumental in the early development of the FV-100 drug candidate. His total compensation under the agreement is a grant of 250,000 common stock options, at an exercise price of $0.37 per share, vesting over three years.

10. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to CMX157. The Company paid the Blumberg Institute, for services pursuant to the terms of the contract, approximately $2,000 in 2015.

The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. (“CSM”), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs.  James Sapirstein, the CEO of ContraVir, is a director of CSM which is a private company.  For the year ended June 30, 2015, the Company paid CSM, for services pursuant to the terms of the contract, approximately $510,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective. We intend to implement remedial measures designed to address these material weaknesses.

Management’s annual report on internal control over financial reporting. We are responsible for establishing and maintaining adequate internal control over our financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(1)           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of June 30, 2015, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.

(1)         Control environment - We did not maintain an effective control environment. Our control environment was ineffective because we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment.

(2)         Period end financial close and reporting - We did not maintain effective controls over the preparation and review of the interim and annual financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the financial statements and that balances and disclosures reported in the financial statements reconciled to the underlying supporting schedules and accounting records.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended June 30, 2015.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of September 17, 2015:

Name	Age	Position
Gary S. Jacob	68	Chairman of the Board of Directors
James Sapirstein	54	Chief Executive Officer and Director
William Hornung	47	Chief Financial Officer
John Sullivan-Boyai	67	Chief Medical Officer
John P. Brancaccio	67	Director
Christopher McGuigan	57	Director
Timothy Block	60	Director

Gary S. Jacob, Ph.D. has served as our Chairman of the Board of Directors since March 19, 2014, and earlier served as our Chief Executive Officer from May 15, 2013 until March 19, 2014. Dr. Jacob is currently the Chairman of the Board, President and Chief Executive Officer of Synergy Pharmaceuticals Inc., a biopharmaceutical company, where he has held various positions since July 2008. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013 and a director from October 2004 until January 2013. Dr. Jacob currently serves as a director of Trovagene, Inc., a diagnostics company. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England.  Dr. Jacob’s experience as a biotechnology company chief executive officer provides him with valuable management and leadership abilities which the Board believes qualifies him to be a director of our company.

James Sapirstein has served as our Chief Executive Officer and a Director since March 19, 2014. Mr. Sapirstein was the chief executive officer of Alliqua Therapeutics at Alliqua Inc., where he helped lead the transformation of transdermal wound care and drug delivery technology into a premier wound care organization from October 2012 to February 2014. Mr. Sapirstein was the chief executive officer of Tobira Therapeutics, a New Jersey based biopharmaceutical company focused on the development of novel HIV and infectious disease compounds, from October 2006 to April 2011. From June 2002 until May 2005, Mr. Sapirstein was Executive Vice President for Serono Laboratories where he led a team of over 100 professionals to rebuild a struggling HIV and pediatric growth hormone business. Mr. Sapirstein also served in the Global Marketing group at Gilead, beginning in 2000 where he led and developed the global marketing strategy for its flagship HIV drug, Viread as well as played a key role in the development of the drug combination strategy that resulted in Gilead’s acquisition of Triangle’s nucleoside portfolio. He held a number of positions at Hoffmann-LaRoche, including Product Director and International Operations Manager, and was actively involved with numerous product launches including several antivirals. In 1996, he became the Director of International Marketing of the Infectious Disease Division at Bristol Myers Squibb (BMS). Mr. Sapirstein directed the international HIV product marketing strategy at BMS and was an integral part of the international development and launch of a number of infectious disease products while at BMS. Mr. Sapirstein is a director of Panther Biotechnology, Inc., a biotechnology company.

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

John Sullivan-Boyai has served as our Chief Medical Officer since January 19, 2015. From August 2014 until January 2015, Dr. Sullivan- Bolyai was the Executive Director of Infectious Disease clinical research at Merck & Co. Inc. where he oversaw multiple HCV protocols in all three phases of clinical development. From June 2007 until August 2014, he was the Vice-President of Clinical Research at Idenix Pharmaceuticals Inc. where he managed all medical aspects of the HIV and HCV programs. Additionally, he was responsible for the transition of Idenix’s clinical team to Merck, which acquired

Idenix. Prior to joining Idenix, Dr. Sullivan-Bolyai worked at Anadys Pharmaceuticals on hepatitis C and at Valeant Pharmaceuticals International on Valeant’s nucleotide prodrug for the treatment of chronic hepatitis B infection. Previously, he held various medical and operations positions at Biomeasure and Serono Laboratories in Massachusetts, working on coagulation, immunomodulatory, endocrine, and gastrointestinal compounds. He began his career with Hoffmann-La Roche where he worked on a variety of compounds for the treatment of bacterial infections, HCV and HIV. Dr. Sullivan-Bolyai received an MD, MPH from the University of Washington in Seattle. He completed his infectious diseases fellowship training at the Children’s Orthopedic Hospital and Medical Center, Seattle, WA, followed by academic positions at UCLA and the University of Illinois.

John P. Brancaccio, a retired CPA, has served as a director of our company since May 15, 2013 and as a director of Synergy Pharmaceuticals, Inc. since July 2008. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) as well as a director of Trovagene, Inc. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

Christopher McGuigan, Ph.D. has served as a director of our company since May 15, 2013 and as a director of Synergy Pharmaceuticals, Inc. since July 2008. Since 1995, Dr. McGuigan has been Professor of Medicinal Chemistry, Welsh School of Pharmacy, Cardiff University, UK. He is also Executive Chair of the Life Sciences Hub Wales, LTD, and Chari of the National Research Network in Health and Life Sciences for the Welsh Government. Dr. McGuigan is immediate past president of the International Society for Antiviral Research. Dr. McGuigan has over 220 publications and 50 patent applications. Dr. McGuigan was Chairman of Departmental Research Committee and Director of Research, Head of Medicinal Chemistry. Dr. McGuigan currently serves as a director of Synergy Pharmaceuticals, Inc. and Tiziana Life Sciences (London). Dr. McGuigan’s experience in developing new drug agents from discovery to human clinical trials, with three of his agents reaching human clinical trials, qualifies him to serve as a director of our company.

Dr. Timothy Block has served as a director of our company since November 26, 2013. Dr. Block is Professor of Microbiology and Immunology, Drexel University College of Medicine and Director of its Drexel Institute for Biotechnology and Virology Research, and is also the Co-founder and President of the Hepatitis B Foundation (HBF) and its Baruch S. Blumberg Institute (formerly called the Institute for Hepatitis and Virus Research), the nation’s leading nonprofit organizations dedicated to finding a cure for hepatitis B and improving the lives of those affected worldwide through research, education and patient advocacy. Dr. Block is also President and CEO of the Pennsylvania Biotechnology Center. Dr. Block has been a member of medical school faculties as a professional researcher for more than 28 years, publishing more than 180 papers, 12 U.S. patents, and since 2006, has led or “co-led” more than $50 million in research funding. Honors include an honorary Medical Doctorate (Bulgarian Academy of Medicine); the Lifetime Achievement Award from the Centrals Bucks Chamber of Commerce; named one the regions 100 Most Outstanding People of the Century by the Daily Intelligencer; Distinguished Service Recognition from the National Cancer Institute’s Early Detection Research Network; and a Special Citation from the U.S. House of Representatives in recognition of “outstanding achievements.” Dr. Block has given frequent testimony to the U.S. Congress and State legislatures; has served on U.S. FDA and numerous NIH panels as well as commercial boards including the Bristol Myers Squibb Entecavir Advisory Board. In 2009, Dr. Block was named an elected Fellow of the American Association for the Advancement of Science (AAAS). Dr. Block’s experience and expertise in the medical field with respect to Hepatitis B qualifies him to serve as a director of our company.

Director Independence

As of the date of this Annual Report, our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under current listing standards of NASDAQ.

Committees of the Board of Directors

Audit Committee

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent registered public accounting firm, (iii) pre-approving the professional services provided by the independent registered public accounting firm, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent registered public accounting firm, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent registered public accounting firm. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, Timothy Block and Christopher McGuigan. We believe that each of Mr. Brancaccio, Mr. Block and Mr. McGuigan is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Brancaccio is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee is available on our website at www.contravir.com.

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

The Compensation Committee currently consists of Timothy Block, chairman of the Compensation Committee, and John Brancaccio. We believe that all of the members are “independent” under the current listing standards of NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at www.contravir.com.

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

The Corporate Governance/Nominating Committee currently consists of Timothy Block, chairman of the Corporate Governance/Nominating Committee and John Brancaccio. We believe that all of the members are “independent” under the current listing standards of NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at www.contravir.com.

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

Based on a review of the copies of such forms received, we believe that during the year ended June 30, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

The following table contains compensation information for our prior Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the fiscal years ended June 30, 2015 and 2014.

Name & Principal Position	Year	Salary	Bonus	Options granted(1)	Total

James Sapirstein,	2015	$350,000	$175,000	$927,684	$1,452,684
Chief Executive Officer	2014	$86,174	$—	$1,172,074	$1,258,248

William Hornung,	2015	$220,000	$55,000	$92,768	$367,768
Chief Financial Officer	2014	$4,889	$—	$75,278	$80,167

John Sullivan-Bolyai,	2015	$320,000	$80,000	$252,603	$652,603
Chief Medical Officer (2)

Gary S. Jacob,	2014	$—	$—	$274,248	$274,248
Chairman of the Board and former Chief Executive Officer (3)

(1)                                 Represents the fair value of incentive stock options granted during the year ended June 30, 2015 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

(2)                                 John Sullivan-Bolyai, our new Chief Medical Officer, was hired on January 13, 2015. On January 19, 2015, we issued him options to purchase 135,000 shares of our common stock. These options vest over 3 years, expire on January 19, 2025 and have an exercise price of $2.56 per share.

(3)                                 Effective October 1, 2013, Dr. Jacob was elected Chairman of the Board. Effective March 19, 2014, Dr. Jacob resigned his position as Chief Executive Officer of the Company. Dr. Jacob agreed to payment in the form of stock options in lieu of salary.

Employment Agreements

On January 13, 2015, we entered into an executive agreement with John Sullivan-Bolyai, M.D., MPH, effective January 19, 2015, under which he will serve as Chief Medical Officer of the Company. Pursuant to the terms of his employment agreement, Dr. Sullivan-Bolyai will receive an annual salary of $320,000. He also received 135,000 options with an exercise price of $2.56 which vest over three years. He is eligible to receive a cash bonus of up to 25% of his base salary upon achievement of performance milestones. If Dr. Sullivan-Bolyai’s employment is terminated without cause or for good reason (as defined in his employment agreement), he will be entitled to receive a severance payment equal to base salary for nine months from date of termination in addition to any earned but unpaid salary and bonus.

Effective June 23, 2014, we entered into an executive agreement with William Hornung, under which he will serve as the Company’s Chief Financial Officer. Pursuant to the terms of his employment agreement, Mr. Hornung will receive an annual salary of $220,000. He also received 100,000 options with an exercise price of $1.70 which vest over three years. He is eligible to receive a cash bonus of up to 25% of his base salary upon achievement of performance milestones. If Mr. Hornung’s employment is terminated without cause or for good reason (as defined in his employment agreement), he will be entitled to receive a severance payment equal to base salary for nine months from date of termination in addition to any earned but unpaid salary and bonus.

Effective March 19, 2014, we entered into an executive agreement with James Sapirstein, under which he will serve as the Company’s Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Sapirstein will receive an annual salary of $350,000. He also received 1,000,000 options with an exercise price of $2.31 which vest over four years. He is eligible to receive a cash bonus of up to 50% of his base salary upon achievement of performance milestones. Mr. Sapirstein is also eligible to receive a realization bonus equal to $2,000,000 in either cash or registered common stock or a combination thereof as mutually agreed by Mr. Sapirstein and us, in the event that during the term of the agreement, for a period of 90 consecutive trading days, the market price of our common stock is $6.25 or more and the value of the common stock daily trading volume is $625,000 or more.  If Mr. Hornung’s employment is terminated without cause or for good reason (as defined in his employment agreement), he will be entitled to receive a severance payment equal to base salary for twelve months from date of termination in addition to any earned but unpaid salary and bonus and payment of the cost of medical insurance for a period of twelve months following termination.

Outstanding Equity Awards as of June 30, 2015

	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price ($)	Date

James Sapirstein,
Chief Executive Officer	250,000	750,000	2.31	3/19/2024
		500,000	1.50	12/3/2024
		150,000	3.60	6/4/2025

William Hornung,
Chief Financial Officer	33,333	66,6666	1.70	6/23/2024
		50,000	1.50	12/3/2024
		15,000	3.60	6/4/2025

John Sullivan-Bolyai,
Chief Medical Officer	—	135,000	2.56	1/19/2025

Director Compensation

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

During the year ended June 30, 2015, our non-employee directors received the following compensation for their services on the board and its committees:

Name	Cash Fees	Option Awards (1)(2)	Total
Gary S. Jacob	$48,901	$462,363	$511,264
John P. Brancaccio	62,750	42,688	105,438
Christopher McGuigan	44,000	130,604	174,604
Timothy Block	60,200	32,928	93,128

As of June 30, 2015, we have recorded a liability of approximately $55,000 related to director fees, which was paid in July 2015.

(1)         On December 3, 2014, we issued options to purchase (i) 420,000 shares of our common stock at an exercise price of $1.50 per share to Gary Jacob, our Chairman of the Board, for services rendered, (ii) 38,759 shares of our common stock at an exercise price of $1.50 per share to John Brancaccio, a director, for services rendered, (iii) 118,638 shares of our common stock at an exercise price of $1.50 per share to Christopher McGuigan, a director, for services rendered, and (iv) 29,911 shares of our common stock at an exercise price of $1.50 per share to Tim Block, a director, for services rendered.

(2)         Represents the fair value of incentive stock options granted during the year ended June 30, 2015 using the Black-Scholes model for computing stock-based compensation expense as of the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 17, 2015, by:

•                  our named executive officers;

•                  each of our directors;

•                  all of our current directors and executive officers as a group; and

•                  each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of September 17, 2015, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 22,295,063shares of common stock outstanding on September 17, 2015.

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

Beneficial Owner	Number of Shares Beneficially Owned	Shares of common stock issuable upon exercise of stock options	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
James Sapirstein	—	250,000	1.12
William Hornung	—	33,333	*
John Sullivan-Boyai	—	—	—
Gary S. Jacob	32,935	285,000	1.43
John Brancaccio	2,015	25,000	*
Christopher McGuigan	—	98,865	*
Timothy Block	—	24,925	*
All current executive officers and directors as a group (7 persons)	34,950	717,123	3.37

*                                         Represents beneficial ownership of less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Master Services Agreement

We are a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc., or CSM, pursuant to which CSM provides us with pharmaceutical and clinical supply management services in support of our clinical research programs.  James Sapirstein, our CEO, is a director of CSM which is a private company.  For the fiscal year ended June 30, 2015, we paid CSM $509,532.

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

Sponsored Research Agreement

On May 29, 2015, we entered into a Sponsored Research Agreement with Baruch S. Blumberg Institute, or Blumberg Institute, pursuant to which we are sponsoring research by investigators affiliated with the Blumberg Institute with respect to CMX157.  Dr. Timothy Block, a director of our company, is President of the Blumberg Institute.  For the fiscal year ended June 30, 2015, we paid the Blumberg Institute $2,109.34.  For August 2015, we paid the Blumberg Institute $102,500.

Director Independence

As of the date of this Annual Report, our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under current listing standards of NASDAQ.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended June 30, 2015 and 2014 for professional services rendered by our principal accountants for the audits of our annual financial statements on Form 10 and Form 10-K, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $287,000 and $247,000, respectively.

Audit Related Fees

There were no fees billed for the fiscal year ended June 30, 2015 and 2014 for audit related fees by our principal accountants.

Tax and Other Fees

There was approximately $11,000 billed for the fiscal year ended June 30, 2015 and no fees billed for the fiscal year ended June 30, 2014 for professional services rendered by our principal accountants for tax compliance. There were no Other fees billed for the years ended June 30, 2015 or 2014.

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

Reference is made to the Index to Financial Statements of ContraVir Pharmaceuticals, Inc. appearing on page 56 of this report.

(a)(2)	Financial Statement Schedules

Not applicable.

(b)	EXHIBITS

Exhibit Number	Exhibit Description
1.2

Controlled Equity OfferingSM Sales Agreement dated March 9, 2015 between ContraVir Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (filed as Exhibit 1.2 to the Company’s registration statement on Form S-3 which was filed with the Securities and Exchange Commission on March 9, 2015 and incorporated herein by reference).

3.1

Certificate of Incorporation of ContraVir Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

3.1(a)

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of ContraVir Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2014 and incorporated herein by reference).

3.1(b)

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of ContraVir Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by reference).

3.2

By-Laws of ContraVir Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

Exhibit Number	Exhibit Description
4.1

Promissory Note, dated June 5, 2013, issued by ContraVir Pharmaceuticals, Inc. to Synergy Pharmaceuticals Inc. By-Laws of ContraVir Pharmaceuticals, Inc. (filed as Exhibit 4.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

4.2

Form of Warrant issued to the investors in the February 2014 private placement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014 and incorporated herein by reference).

10.1

Amended and Restated Contribution Agreement, dated June 10, 2013, as amended and restated August 5, 2013, by and between Synergy Pharmaceuticals Inc. and ContraVir Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

10.2

Shared Services Agreement, dated July 8, 2013, as amended and restated August 5, 2013, by and between Synergy Pharmaceuticals Inc. and ContraVir Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

10.3

Loan and Security Agreement, dated June 5, 2013, between Synergy Pharmaceuticals Inc. and ContraVir Pharmaceuticals, Inc. (filed as Exhibit 10.3 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

10.4

Asset Purchase Agreement dated August 17, 2012 between Synergy Pharmaceuticals Inc. and Bristol-Myers Squibb Company (filed as Exhibit 10.4 to the Company’s registration statement on Form 10-12G/A which was filed with the Securities and Exchange Commission on November 21, 2013 and incorporated herein by reference).†

10.5

Patent and Technology License Agreement, dated as of February 2, 2005, between University College Cardiff Consultant Limited and Contravir Research Incorporated, an entity with no prior relationship with the Company, as amended March 27, 2007 (filed as Exhibit 10.5 to the Company’s registration statement on Form 10-12G/A which was filed with the Securities and Exchange Commission on November 21, 2013 and incorporated herein by reference)†

10.6

Amendment No. 1 to Loan and Security Agreement, dated November 18, 2013, by and between Synergy Pharmaceuticals Inc. and ContraVir Pharmaceuticals, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2013 and incorporated herein by reference).

10.7

First Amendment to Patent and Technology License Agreement, effective as of March 27, 2007, by and between University College Cardiff Consultant Limited and Contravir Research Incorporated (filed as Exhibit 10.7 to the Company’s registration statement on Form 10-12G/A which was filed with the Securities and Exchange Commission on December 24, 2013 and incorporated herein by reference).

10.8

Form of securities purchase agreement by and among ContraVir Pharmaceuticals, Inc. and the investors in the February 2014 private placement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2014 and incorporated herein by reference).

10.9

Executive Agreement, dated March 19, 2014, between ContraVir Pharmaceuticals, Inc. and James Sapirstein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014 and incorporated herein by reference.)*.)*

10.10

Executive Agreement, dated June 23, 2014, between ContraVir Pharmaceuticals, Inc. and William Hornung (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2014 and incorporated herein by reference.)*

10.11

Form of Stock Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2014 and incorporated herein by reference.)

10.12

Executive Agreement, dated January 19, 2015, between ContraVir Pharmaceuticals, Inc. and Dr. John Sullivan-Bolyai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)*

10.13

License Agreement effective as of December 2014 by and between Chimerix, Inc. and ContraVir Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 2015 and incorporated herein by reference). †

10.14	2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference).*
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

Exhibit Number	Exhibit Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†                                         Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

*                                         Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Date: September 25, 2015

CONTRAVIR PHARMACEUTICALS, INC.

By:	/s/ JAMES SAPIRSTEIN
James Sapirstein Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES SAPIRSTEIN	Chief Executive Officer and Director (Principal Executive Officer)	September 25, 2015
James Sapirstein

/s/ WILLIAM HORNUNG	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2015
William Hornung

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	September 25, 2015
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	September 25, 2015
John Brancaccio

/s/ Christopher McGuigan	Director	September 25, 2015
Christopher McGuigan

/s/ Timothy Block	Director	September 25, 2015
Timothy Block