Form 10-Q
period 2015-09-30
ContraVir Pharmaceuticals, Inc.
filed 2015-11-12
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36856

CONTRAVIR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

399 Thornall Street, First Floor, Edison, New Jersey 08837

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

The number of the registrant’s shares of common stock outstanding was 27,295,063 as of November 9, 2015.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

ii

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere the audited financial statements as of and for the period ended June 30, 2015 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 25, 2015. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing.  We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

iii

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash	$1,791,112	$4,563,165
Prepaid expenses	928,776	681,249
Total Current Assets	2,719,888	5,244,414
Property and equipment, net	82,722	81,441
Other assets	51,344	51,344
Total Assets	$2,853,954	$5,377,199
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,195,672	$1,481,393
Accrued expenses	1,019,364	456,722

Total Current Liabilities	4,215,036	1,938,115

Total Liabilities	4,215,036	1,938,115

Stockholders’ Equity (Deficit):
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 1,250,000 shares at September 30, 2015 and June 30, 2015, respectively	12,500,000	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 120,000 shares at September 30, 2015 and June 30, 2015, respectively	1,200,000	1,200,000
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 22,295,063 and 22,276,730 shares at September 30, 2015 and June 30, 2015, respectively	2,230	2,228
Additional paid-in capital	17,394,987	17,350,713
Accumulated deficit	(32,458,299)	(27,613,857)

Total Stockholders’ Equity (Deficit)	(1,361,082)	3,439,084

Total Liabilities and Stockholders’ Equity (Deficit)	$2,853,954	$5,377,199

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Revenues	$—	$—

Costs and Expenses:
Research and development	3,765,715	384,057
General and administrative	1,078,727	698,450

Loss from Operations	(4,844,442)	(1,082,507)

Change in fair value of derivative instruments-warrants	—	(387,898)
Net loss	$(4,844,442)	$(1,470,405)

Weighted Average Common Shares Outstanding
Basic and Diluted	22,289,647	20,211,376

Net Loss per Common Share
Basic and Diluted	$(0.22)	$(0.07)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total Stockholder’s
						Par	Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	(Deficit)
Balance June 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,276,730	$2,228	$17,350,713	$(27,613,857)	$3,439,084
Stock based compensation expense		—		—		—	10,909	—	10,909
Exercise of stock options		—		—	18,333	2	33,365	—	33,367
Net loss		—		—		—	—	(4,844,442)	(4,844,442)
Balance September 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,295,063	$2,230	$17,394,987	$(32,458,299)	$(1,361,082)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net loss	$(4,844,442)	$(1,470,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,909	112,012
Change in fair value of derivative instrument-warrants	—	387,898
Depreciation expense	5,322	2,739
Changes in operating assets and liabilities:
Accounts payable and accrued expense	2,276,921	(25,838)
Prepaid expenses and other assets	(247,525)	(44,942)
Total Adjustments	2,045,627	431,869

Net Cash used in Operating Activities	(2,798,815)	(1,038,536)

Cash Flows From Investing Activities:
Purchases of property and equipment	(6,603)	(43,795)
Net Cash Used in Investing Activities	(6,603)	(43,795)

Cash Flows From Financing Activities:
Issuance of common stock via stock option exercise	33,365	—
Net Cash provided by Financing Activities	33,365	—

Net decrease in cash	(2,772,053)	(1,082,331)
Cash at beginning of period	4,563,165	1,817,757

Cash at end of period	1,791,112	$735,426

Supplementary Disclosure Of Cash Flow Information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

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

2. Basis of Presentation and Going Concern

These unaudited condensed financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly ContraVir’s interim financial information. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements as of and for the period ended June 30, 2015 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 25, 2015.

Going Concern

As of September 30, 2015, ContraVir had $1.8 million in cash. Net cash used in operating activities was $2.8 for the three months ended September 30, 2015. Net loss for the three months ended September 30, 2015 was $4.8 million. As of September 30, 2015, ContraVir had negative working capital of $1.5 million.

These unaudited financial statements have been prepared under the assumption that the Company will continue as a going concern within one year of the issuance of these financial statements without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash

As of September 30, 2015 and June 30, 2015, the amount of cash was approximately $1.8 million and $4.6 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2015, ContraVir had prepaid research and development costs of $670,962. There were no prepaid research and development costs as of September 30, 2014.

Share-based payments

ASC Topic 718 “Compensation—Stock Compensation” (“ASC 718”) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, the Company issues stock options with only service based vesting conditions and records the expense for these awards using the straight-line method.

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

3. Recent Accounting Pronouncements

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

4. Stockholder’s Equity (Deficit) and Derivative Liability

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

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell the Shares from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

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

As of September 30, 2015, the Company has not made any sales under the Agreement.

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

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability
2/4/2014	Issuance of warrants	4,742,648	$879,557
	Change in fair value of warrants through June 30, 2014	—	3,595,788
6/30/2014	Balance of derivative financial instruments liability	4,742,648	4,475,345
	Change in fair value of warrants immediately prior to conversion, recognized as change in fair value of derivative instruments - warrants in the statement of operations	—	387,898
	Amounts reclassified to additional paid in capital	(4,742,648)	(4,863,243)
9/30/2014	Balance of derivative financial instruments liability	—	$—

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

5. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 6,500,000 shares of common stock issuable pursuant to the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.  For the three months ended September 30, 2015 and 2014, ContraVir recorded the following stock based compensation expense:

	Three months ended September 30, 2015	Three months ended September 30, 2014
General and administrative	$123,643	$92,004
Research and development	(112,734)	20,008
Total stock-based compensation expense	$10,909	$112,012

A summary of stock option activity and of changes in stock options outstanding under the Plan for the three months ended September 30, 2015 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term

Balance outstanding, July 1, 2015	4,117,745	$0.11 - $3.83	$1.76	$13,667,376	9.04 years
Granted	10,000	$5.11	5.11
Exercised	(18,333)	$0.11 - $2.20	1.82
Forfeited	—	—	—
Balance outstanding, September 30, 2015	4,109,412	$0.11 - $3.83	$1.77	$2,175,900	8.79 years
Exercisable at September 30, 2015	975,756	$0.11 - $2.37	$1.26	$911,253	8.40 years

The weighted-average grant-date fair value of options granted to employees during the three months ended September 30, 2015 was $3.40. No options were granted during the three months ended September 30, 2014. No shares vested during the three months ended

September 30, 2015 and 2014. Included within the above table are 951,334 non-employee options outstanding as of September 30, 2015, of which 545,000 are unvested as of September 30, 2015 and therefore subject to remeasurement. The remeasurement impact in the current quarter was negative due to decreases in stock price, which resulted in a decrease in the fair value.

The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2015, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $2.7 million to be recognized over a weighted-average remaining vesting period of approximately 2.75 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the three months ended September 30, 2015. No stock options were granted during the three months ended September 30, 2014.

Three months ended September 30, 2014
Stock price	$5.11
Risk-free interest rate	1.71%
Dividend yield	—
Expected volatility	76%
Expected term (in years)	6 years

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

Expected term—The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in SAB No. 107. Options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

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

Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of issuing stock options as a standalone company, ContraVir estimated future unvested option forfeitures based on the historical experience of its former parent and is using a comparable 10% rate.

6. Loss per Share

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

	Three months ended
	September 30, 2015	September 30, 2014
Net loss	$(4,844,442)	$(1,470,405)
Weighted average common shares outstanding	22,289,647	20,211,376
Net loss per share of common stock—basic and diluted	$(0.22)	$(0.07)

Stock options outstanding at September 30, 2015 and 2014 of 4,109,412 and 2,301,270, respectively, have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive.

7. Commitments and Contingencies

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

8. Subsequent event

On October 7, 2015, ContraVir entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under the Company’s current shelf registration statement on Forms S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not nor is there expected to be any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The Company has also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which has not yet been exercised as of the date of this filing. The gross proceeds to the Company were $15,000,000, before deducting the underwriting discount and other estimated offering expenses payable by the Company and assuming no exercise of the overallotment option. If the warrants are exercised in full, ContraVir will receive additional proceeds of approximately $12,750,000, assuming no exercise of the overallotment option.

ContraVir is is evaluating the accounting for the warrants under ASC Topic 480, Distinguishing Liabilities from Equity, as well as ASC Topic 815, Derivatives and Hedging.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended June 30, 2015 filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

The decision to develop CMX157 for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. CMX157 is 60-fold more potent than PDFtenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies. The lower dose may also allow for a better safety profile than TDF. The strategy for CMX157 is to develop the compound to serve as a critical backbone therapy in future HBV combination therapies. We will be seeking to submit an Investigational New Drug application (“IND”) to support an initiation of our HBV clinical development program at the end of 2015.

FINANCIAL OPERATIONS OVERVIEW

From inception through September 30, 2015, we have sustained cumulative net losses of approximately $24.6 million. From inception through September 30, 2015, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K (“Form 10-K”) as of and for year ended June 30, 2015, filed with the SEC on September 25, 2015. There have been no changes to our critical accounting policies since June 30, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2015 and 2014

	Three months ended
	September 30, 2015	September 30, 2014	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	3,765,715	384,057	3,381,658
General and administrative	1,078,727	698,450	380,277
Loss from operations	(4,844,442)	(1,082,507)	(3,761,935)
Change in fair value of derivative instruments-warrants	—	(387,898)	387,898
Net loss	$(4,844,442)	$(1,470,405)	$(3,374,037)

We had no revenues during the three months ended September 30, 2015 or 2014 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended September 30, 2015 and 2014 amounted to $3.8 million and $0.3 million, respectively, which were primarily scientific advisory fees and clinical data storage. The increase of $3.5 million is primarily due to an increase of $2.9 million in development phase costs for FV-100 and an increase of $0.6 million in costs associated with higher employee headcount and consulting fees.

General and administrative expenses for the three months ended September 30, 2015 and 2014 amounted to $1.1 million and $0.7 million, respectively. The increase of $0.4 million is primarily due to an increase of $0.2 million of higher legal, investor relations and other operating costs associated with being a public company, as well as $0.2 million in costs associated with increased employee headcount and consulting fees.

Net loss for the three months ended September 30, 2015 and 2014 was approximately $4.8 million and $1.5 million, respectively, which was a result of the operating expenses discussed above, and a loss resulting from the change in fair value of derivative instruments-warrants of approximately $0.4 million the three months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the three months ended September 30, 2015 and 2014:

	Three months ended
	September 30, 2015	September 30, 2014
Net cash (used in) provided by:
Operating activities	$(2,798,815)	$(1,038,536)
Investing activities	(6,603)	(43,795)
Financing activities	33,365	—
Net decrease in cash	$(2,772,053)	$(1,082,331)

As of September 30, 2015, we had $1.8 million in cash. Net cash used in operating activities was approximately $2.8 million for the year ended September 30, 2015. As of September 30, 2015, we had a working capital deficit of $1.5 million, as compared to working capital of $0.4 million as of September 30, 2014.

On October 7, 2015, we entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under our current shelf registration statement on Forms S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not nor is there expected to be any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. We have also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which has not yet been exercised as of the date of this filing. The gross proceeds to us were $15,000,000, before deducting the underwriting discount and other estimated offering expenses payable by us and assuming no exercise of the overallotment option. If the warrants are exercised in full, we will receive additional proceeds of approximately $12,750,000, assuming no exercise of the overallotment option.

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

As of September 30, 2015, we have not made any sales under the Agreement.

Operating and Capital Expenditure Requirements

As of September 30, 2015, we had an accumulated deficit of $32.5 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100 and CMX157.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited financial statements as of September 30, 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited June 30, 2015 financial statements that included an explanatory paragraph referring to our recurring losses from operations and stockholder’s deficit; and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4.     CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of

September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended September 30, 2015.

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

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: November 12, 2015	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ WILLIAM HORNUNG
William Hornung
Chief Financial Officer