Form 10-Q
period 2015-12-31
ContraVir Pharmaceuticals, Inc.
filed 2016-02-12
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  December 31, 2015

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

The number of the registrant’s shares of common stock outstanding was 27,295,063  as of February 9, 2016.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015	1
	Condensed Statements of Operations for the Three and Six Months Ended December 31, 2015 (unaudited), the Three Months Ended December 31, 2014 (unaudited) and the Six Months Ended December 31, 2014	2
	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended December 31, 2015	3
	Condensed Statements of Cash Flows for the Six Months Ended December 31, 2015 (Unaudited) and 2014	4
	Unaudited Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II—OTHER INFORMATION

Item 6.	Exhibits	18

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

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS
Current Assets:
Cash	$9,832,317	$4,563,165
Prepaid expenses	685,276	681,249
Total Current Assets	10,517,593	5,244,414
Property and equipment, net	77,321	81,441
Other assets	51,344	51,344
Total Assets	$10,646,258	$5,377,199
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$3,162,083	$1,481,393
Accrued expenses	598,875	456,722

Total Current Liabilities	3,760,958	1,938,115

Derivative financial instruments - warrants	1,900,904	—
Total Liabilities	5,661,862	1,938,115

Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 1,250,000 shares at December 31, 2015 and June 30, 2015, respectively	12,500,000	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 120,000 shares at December 31, 2015 and June 30, 2015, respectively	1,200,000	1,200,000
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 27,295,063 and 22,276,730 shares at December 31, 2015 and June 30, 2015, respectively	2,730	2,228
Additional paid-in capital	26,770,399	17,350,713
Accumulated deficit	(35,488,733)	(27,613,857)

Total Stockholders’ Equity	4,984,396	3,439,084

Total Liabilities and Stockholders’ Equity	$10,646,258	$5,377,199

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	4,042,217	1,823,657	7,807,932	2,207,714
General and administrative	1,471,836	1,280,788	2,550,563	1,979,238

Loss from Operations	(5,514,053)	(3,104,445)	(10,358,495)	(4,186,952)
Other income (expense):
Change in fair value of derivative financial instruments-warrants	2,483,619	—	2,483,619	(387,898)
Net loss	$(3,030,434)	$(3,104,445)	$(7,874,876)	$(4,574,850)
Series A and B convertible preferred stock beneficial conversion feature accreted as a dividend	—	(4,844,643)	—	(4,844,643)

Net loss attributable to common stockholders	$(3,030,434)	$(7,949,088)	$(7,874,876)	$(9,419,493)

Weighted Average Common Shares Outstanding
Basic and Diluted	26,642,889	22,273,397	24,466,141	21,242,387

Net Loss per Common Share
Basic and Diluted	$(0.11)	$(0.36)	$(0.32)	$(0.44)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total Stockholder’s
						Par	Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	(Deficit)
Balance June 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,276,730	$2,228	$17,350,713	$(27,613,857)	$3,439,084
Stock-based compensation expense	—	—	—	—		—	245,384	—	245,384
Exercise of stock options	—	—	—	—	18,333	2	33,365	—	33,367
Issuance of common stock, net	—	—	—	—	5,000,000	500	13,525,460	—	13,525,960
Fair value of warrants issued in connection with equity offering, reclassified to derivative liability	—	—	—	—	—	—	(4,384,523)	—	(4,384,523)
Net loss	—	—	—	—	—	—	—	(7,874,876)	(7,874,876)
Balance December 31, 2015	1,250,000	$12,500,000	120,000	$1,200,000	27,295,063	$2,730	$26,770,399	$(35,488,733)	$4,984,396

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2015 (Unaudited)	2014
Cash Flows From Operating Activities:
Net loss	$(7,874,876)	$(4,574,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	245,384	511,072
Change in fair value of derivative instrument-warrants	(2,483,619)	387,898
Cost of license as research and development expense		1,200,000
Depreciation expense	10,723	6,619

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,822,843	57,539
Prepaid expenses and other assets	(4,027)	(60,309)
Total Adjustments	(408,696)	2,102,819

Net Cash used in Operating Activities	(8,283,572)	(2,472,031)

Cash Flows From Investing Activities:
Purchases of property and equipment	(6,603)	(54,183)
Net Cash Used in Investing Activities	(6,603)	(54,183)

Cash Flows From Financing Activities:

Proceeds from the issuance of common stock and warrants, net	13,525,960	—
Proceeds from the issuance of preferred stock	—	9,500,000
Proceeds from the exercise of stock options	33,367	—
Net Cash provided by Financing Activities	13,559,327	9,500,000

Net increase in cash	5,269,152	6,973,786
Cash at beginning of period	4,563,165	1,817,757

Cash at end of period	$9,832,317	$8,791,543

Supplementary Disclosure Of Non-Cash Financing Activities:
Deemed dividend on beneficial conversion feature	$—	$4,844,643
Value of warrants exchanged for common stock	$—	$4,863,243
Fair value of warrants issued in conjunction with common stock offering	$4,384,523	$—

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

Going Concern

As of December 31, 2015, ContraVir had $9.8 million in cash. Net cash used in operating activities was $8.3 million for the six months ended December 31, 2015. Net loss for the six months ended December 31, 2015 was $7.9 million. As of December 31, 2015, ContraVir had working capital of $6.8 million.

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

ContraVir will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidates and to continue to fund operations at its current cash expenditure levels. ContraVir cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact ContraVir’s ability to conduct business. If ContraVir is unable to raise additional capital when required or on acceptable terms, ContraVir may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product its candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that ContraVir would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

Cash

As of December 31, 2015 and June 30, 2015, the amount of cash was approximately $9.8 million and $4.6 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Derivative financial instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the statements of operations under the caption “Change in fair value of derivative financial instruments - warrants.” See Note 4 for additional information.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2015 and June 30, 2015, ContraVir had prepaid research and development costs of approximately $0.6 million and $0.4 million, respectively.

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

4. Stockholder’s Equity and Derivative Liability

Common Stock and Warrant Offering

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under the Company’s current shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The Company also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which was not exercised. The gross proceeds to the Company were $15,000,000, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1,450,000. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12,750,000.

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations. Upon the issuance of these warrants, the fair value of $4,384,523 was recorded as derivative financial instruments liability - warrants.

The fair value of the warrants classified as liabilities on each re-measurement date is estimated using the Black-Scholes option pricing model. For this liability, the Company develops its own assumptions that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used:

	October 13, 2015	December 31, 2015
Price of ContraVir common stock	$2.76	$1.54
Expected warrant term (years)	5.00 years	4.78 years
Risk-free interest rate	1.36%	1.70%
Expected volatility	76%	78%
Dividend yield	—	—

The warrant liability is recorded on its own line on the Company’s Balance Sheet and is marked-to-market at each reporting period with the change in fair value recorded on its own line on the Statement of Operations and Comprehensive Loss.

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the period from July 1, 2015 to December 31, 2015:

Date	Description	Warrants	Derivative Instrument Liability
10/13/2015	Issuance of warrants	3,000,000	$4,384,523
	Change in fair value of warrants through December 31, 2015	—	(2,483,619)
12/31/2015	Balance of derivative financial instruments liability	3,000,000	1,900,904

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

As of December 31, 2015, the Company has not made any sales under the Agreement.

5. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 6,500,000 shares of common stock issuable pursuant to the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.  For the three and six months ended December 31, 2015 and 2014, respectively, ContraVir recorded the following stock-based compensation expense:

	Three months ended		Six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
General and administrative	$204,171	$269,912	$327,814	$361,916
Research and development	30,304	129,148	(82,430)	149,156
Total stock based compensation expense	$234,475	$399,060	$245,384	$511,072

A summary of stock option activity and of changes in stock options outstanding under the Plan for the six months ended December 31, 2015 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term

Balance outstanding, July 1, 2015	4,117,745	$ 0.11 - $3.83	$1.76	$13,667,376	9.04 years
Granted	55,000	$ 2.16 - $4.38	2.56
Exercised	(18,333)	$ 0.11 - $2.20	1.82
Forfeited	(136,667)	$ 1.50 - $3.60	1.87
Balance outstanding, December 31, 2015	4,017,745	$ 0.11 - $3.83	$1.77	$1,010,347	8.38 years
Exercisable at December 31, 2015	1,431,525	$ 0.11 - $2.37	$1.30	$694,484	8.21 years

The weighted-average grant-date fair value of options granted to employees during the six months ended December 31, 2015 and 2014 was $1.73 and $2.17, respectively. Included within the above table are 951,334 non-employee options outstanding as of December 31, 2015, of which 515,000 are unvested as of December 31, 2015 and therefore subject to remeasurement. The remeasurement impact in the current quarter was negative due to decreases in stock price, which resulted in a decrease in the fair value.

The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2015, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $2.3 million to be recognized over a weighted-average remaining vesting period of approximately 2.84 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate the fair value of stock option awards granted to employees during the six months ended December 31, 2015 and 2014, respectively.

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Stock price	$2.56	$1.50
Risk-free interest rate	1.80%	1.81%
Dividend yield	—	—
Expected volatility	78%	88%
Expected term (in years)	6 years	6 years

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

	Three months ended		Six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Numerator:
Net loss	$(3,030,434)	$(3,104,445)	$(7,874,876)	$(4,574,850)
Preferred stock deemed dividend	—	(4,844,643)	—	(4,844,643)
Net loss attributable to common stockholders	$(3,030,434)	$(7,949,088)	$(7,874,876)	$(9,419,493)

Denominator:
Weighted average common shares outstanding	26,642,889	22,273,397	24,466,141	21,242,387
Net loss per share of common stock—basic and diluted	$(0.11)	$(0.36)	$(0.32)	$(0.44)

Stock options outstanding at December 31, 2015 and 2014 of 4,017,745 and 3,628,578, respectively, have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive. In addition, 3,000,000 warrants to purchase common stock outstanding at December 31, 2015 have been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

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

8. Related Party Transactions

The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. (“CSM”), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs.  James Sapirstein, the CEO of ContraVir, is a director of CSM which is a private company. For the six months ended December 31, 2015, the Company paid CSM, for services pursuant to the terms of the contract, approximately $306,400.

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

FV100

FV-100 is an orally available, small molecule, nucleoside analogue pro-drug of CF-1743 that we are developing for the treatment of herpes zoster, which is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. FV-100 is being developed specifically for the treatment of shingles. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which enables us to take advantage of FV-100’s more readily absorbed properties compared to CF-1743 when given orally. FV-100 is then broken down to the active moiety, CF-1743, upon entry into the blood stream. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. We conducted an extensive review of the clinical data from the completed Phase 2 trial, including performing post-hoc analyses. We performed additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc. We also evaluated a number of clinical, regulatory and commercial pathways for the potential future development of FV-100. Based upon the analyses of the completed Phase 2 study coupled with the additional market research, we approached the FDA to discuss our clinical development program and requested an End of Phase 2 (EoP2) meeting.  The meeting was granted and the result was a streamlined development plan for FV-100 that allowed us to proceed directly into a Phase 3 trial without the need to conduct any additional Phase 2 studies. We had satisfied these criteria and initiated Protocol 007 during the second quarter of calendar year 2015.

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

The decision to develop CMX157 for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. CMX157 is 60-fold more potent than PDFtenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies. The lower dose may also allow for a better safety profile than TDF. The strategy for CMX157 is to develop the compound to serve as a critical backbone therapy in future HBV combination therapies. We were expecting to submit an Investigational New Drug application (“IND”) to support an initiation of our HBV clinical development program at the end of 2015. Prior to that date, the FDA requested additional information from us and once that information is obtained, we will submit the IND as soon as possible.

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2015, we have sustained cumulative net losses of approximately $27.6 million. From inception through December 31, 2015, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2015.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2015 and 2014

	Three months ended
	December 31, 2015	December 31, 2014	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	4,042,217	1,823,657	2,218,560
General and administrative	1,471,836	1,280,788	191,048
Loss from operations	(5,514,053)	(3,104,445)	(2,409,608)
Other income (expense):
Change in fair value of warrant liability	2,483,619		2,483,619
Net loss	$(3,030,434)	$(3,104,445)	$74,011

We had no revenues during the three months ended December 31, 2015 or 2014 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended December 31, 2015 and 2014 amounted to $4.0 million and $1.8 million, respectively, which were primarily scientific advisory fees and clinical data storage. The increase of $2.2 million is primarily due to an increase of $1.6 million in development phase costs for FV-100 and CMX157 and an increase of $0.6 million in costs associated with higher employee headcount and consulting fees.

General and administrative expenses for the three months ended December 31, 2015 and 2014 amounted to $1.5 million and $1.3 million, respectively. The increase of $0.2 million is primarily due to an increase of $0.3 million for investor relations, public relations and conference related expenses and $0.1 million for higher salaries and benefits costs, partially offset by lower stock-based compensation expense, board of directors fees and recruiting costs of $0.1 million.

Net loss for the three months ended December 31, 2015 and 2014 was approximately $3.0 million and $3.1 million, respectively, which was a result of the operating expenses discussed above, offset by Other income resulting from the change in fair value of derivative instruments-warrants of approximately $2.5 million for the three months ended December 31, 2015.

Comparison of Six Months Ended December 31, 2015 and 2014

	Six months ended
	December 31, 2015	December 31, 2014	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	7,807,932	2,207,714	5,600,218
General and administrative	2,550,563	1,979,238	571,325
Loss from operations	(10,358,495)	(4,186,952)	(6,171,543)

Other income (expense):
Change in fair value of warrant liability	2,483,619	(387,898)	2,871,517
Net loss	$(7,874,876)	$(4,574,850)	$(3,300,026)

We had no revenues during the six months ended December 31, 2015 or 2014 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended December 31, 2015 and 2014 amounted to $7.8 million and $2.2 million, respectively, which were primarily scientific advisory fees and clinical data storage. The increase of $5.6 million is primarily due to an increase of $4.5 million in development phase costs for FV-100 and CMX157 and an increase of $1.3 million in costs associated with higher employee headcount and consulting fees, partially offset by a decrease of $0.2 million in stock-based compensation costs due primarily to the decrease in fair value of the awards granted to non-employees, which is subject to remeasurement each reporting period.

General and administrative expenses for the six months ended December 31, 2015 and 2014 amounted to $2.6 million and $2.0 million, respectively. The increase of $0.6 million is primarily due to an increase of $0.3 million for investor relations, public relations and conference related expenses and $0.2 million for higher salaries and benefits costs.

Net loss for the six months ended December 31, 2015 and 2014 was approximately $7.9 million and $4.6 million, respectively, which was a result of the operating expenses discussed above, partially offset by income resulting from the change in fair value of derivative instruments-warrants of approximately $2.5 million for the six months ended December 31, 2015 as compared to a loss of $0.4 million from the change in fair value of derivative instruments — warrants for the six months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the six months ended December 31, 2015 and 2014:

	Six months ended
	December 31, 2015	December 31, 2014
Net cash (used in) provided by:
Operating activities	$(8,283,572)	$(2,472,031)
Investing activities	(6,603)	(54,183)
Financing activities	13,559,327	9,500,000
Net increase in cash	$5,269,152	$6,973,786

As of December 31, 2015, we had $9.8 million in cash.

Net cash used in operating activities was approximately $8.3 million and $2.5 million for the six months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had working capital of $6.8 million, as compared to working capital of $0.4 million as of December 31, 2014.

For the six months ended December 31, 2015, and 2014, the cash used in operations was primarily related to the continued clinical development of FV-100 and CMX-157, as well as general and administrative costs and expenses. Additionally, for the six months ended December 31, 2015, the cash used in operations included a $2.5 million decrease related to the change in fair market value of our warrant liability, partially offset by an increase in accounts payable and accrued expenses of $1.8 million related to the continuing clinical developments costs and $0.2 million of non-cash stock-based compensation expense.

Net cash used in investing activities for the six months ended December 31, 2015 and 2014 represented purchases of property and equipment.

Net cash provided by financing activities in 2015 primarily consisted of the sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00. The gross proceeds to us were $15,000,000, before deducting the underwriting discount and other offering expenses payable by us of approximately $1.5 million. If the warrants are exercised in full, we will receive additional proceeds of approximately $12,750,000.

Operating and Capital Expenditure Requirements

As of December 31, 2015, we had an accumulated deficit of $35.5 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100 and CMX157.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited June 30, 2015 financial statements that included an explanatory paragraph referring to our recurring losses from operations and stockholder’s deficit; and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of December 31, 2015, our principal executive/financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In November 2015, our Chief Financial Officer (“CFO”) resigned and we hired an outside accounting and financial services company to provide interim CFO services until a new CFO is retained, which we expect to complete during the first half of 2016. As a result, our principal executive officer is currently the acting principal financial officer. There were no other changes during the quarter ended December 31, 2015.

PART II. OTHER INFORMATION

ITEM 6.                EXHIBITS

31.1                        Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1                        Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: February 12, 2016	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President,Chief Executive Officer and Acting Principal Financial Officer