Form 10-Q
period 2016-03-31
ContraVir Pharmaceuticals, Inc.
filed 2016-05-13
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2016

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

The number of the registrant’s shares of common stock outstanding was 32,231,241 as of May 3, 2016.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2016 (unaudited) and June 30, 2015	1
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended March 31, 2016 and the Three and Nine Months Ended March 31, 2015	2
	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended March 31, 2016	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2016 and 2015	4
	Unaudited Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18

PART II—OTHER INFORMATION

Item 6.	Exhibits	19

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

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,956,761	$4,563,165
Prepaid expenses	669,659	681,249
Total Current Assets	6,626,420	5,244,414
Property and equipment, net	71,920	81,441
Other assets	51,344	51,344
Total Assets	$6,749,684	$5,377,199
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$3,441,248	$1,481,393
Accrued expenses	847,430	456,722

Total Current Liabilities	4,288,678	1,938,115

Derivative financial instruments - warrants	1,165,677	—
Total Liabilities	5,454,355	1,938,115

Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 1,250,000 shares at March 31, 2016 and June 30, 2015, respectively	12,500,000	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 120,000 shares at March 31, 2016 and June 30, 2015, respectively	1,200,000	1,200,000
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, issued and outstanding 27,301,663 and 22,276,730 shares at March 31, 2016 and June 30, 2015, respectively	2,731	2,228
Additional paid-in capital	26,998,824	17,350,713
Accumulated deficit	(39,406,226)	(27,613,857)

Total Stockholders’ Equity	1,295,329	3,439,084

Total Liabilities and Stockholders’ Equity	$6,749,684	$5,377,199

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	3,186,781	2,606,032	10,994,712	4,813,747
General and administrative	1,465,939	1,791,794	4,016,503	3,771,031

Loss from Operations	(4,652,720)	(4,397,826)	(15,011,215)	(8,584,778)
Other income (expense):
Change in fair value of derivative financial instruments-warrants	735,227	—	3,218,846	(387,898)
Comprehensive net loss	$(3,917,493)	$(4,397,826)	$(11,792,369)	$(8,972,676)
Series A and B convertible preferred stock beneficial conversion feature accreted as a dividend	—	(3,000,000)	—	(7,844,643)

Comprehensive net loss attributable to common stockholders	$(3,917,493)	$(7,397,826)	$(11,792,369)	$(16,817,319)

Weighted Average Common Shares Outstanding
Basic and Diluted	27,297,311	22,273,397	25,403,001	20,334,797

Net Loss per Common Share
Basic and Diluted	$(0.14)	$(0.33)	$(0.46)	$(0.83)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
						Par	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance June 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,276,730	$2,228	$17,350,713	$(27,613,857)	$3,439,084
Stock-based compensation expense	—	—	—	—		—	473,084	—	473,084
Exercise of stock options	—	—	—	—	24,933	3	34,090	—	34,093
Issuance of common stock, net	—	—	—	—	5,000,000	500	13,525,460	—	13,525,960
Fair value of warrants issued in connection with equity offering, reclassified to derivative liability	—	—	—	—	—	—	(4,384,523)	—	(4,384,523)
Net loss	—	—	—	—	—	—	—	(11,792,369)	(11,792,369)
Balance March 31, 2016	1,250,000	$12,500,000	120,000	$1,200,000	27,301,663	$2,731	$26,998,824	$(39,406,226)	$1,295,329

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(11,792,369)	$(8,972,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	473,084	1,188,988
Change in fair value of derivative instrument-warrants	(3,218,846)	387,898
Cost of license as research and development expense	—	1,200,000
Depreciation expense	16,124	11,189

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,350,563	1,194,437
Prepaid expenses and other assets	11,590	(343,026)
Total Adjustments	(367,485)	3,639,486

Net Cash used in Operating Activities	(12,159,854)	(5,333,190)

Cash Flows From Investing Activities:
Purchases of property and equipment	(6,603)	(83,269)
Net Cash Used in Investing Activities	(6,603)	(83,269)

Cash Flows From Financing Activities:

Proceeds from the issuance of common stock and warrants, net	13,525,960	—
Proceeds from the issuance of preferred stock	—	12,500,000
Proceeds from the exercise of stock options	34,093	—
Net Cash provided by Financing Activities	13,560,053	12,500,000

Net increase in cash	1,393,596	7,083,541
Cash at beginning of period	4,563,165	1,817,757

Cash at end of period	$5,956,761	$8,901,298

Supplementary Disclosure Of Non-Cash Financing Activities:
Deemed dividend on beneficial conversion feature	$—	$7,844,643
Value of warrants exchanged for common stock	$—	$4,863,243
Fair value of warrants issued in conjunction with common stock offering	$4,384,523	$—

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

Going Concern

As of March 31, 2016, ContraVir had $6.0 million in cash. Net cash used in operating activities was $12.2 million for the nine months ended March 31, 2016. Comprehensive net loss for the nine months ended March 31, 2016 was $11.8 million. As of March 31, 2016, ContraVir had working capital of $2.3 million.

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

ContraVir will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidates and to continue to fund operations at its current cash expenditure levels. ContraVir cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact ContraVir’s ability to conduct business. If ContraVir is unable to raise additional capital when required or on acceptable terms, ContraVir may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that ContraVir would otherwise seek to develop or commercialize.

On April 4, 2016, the Company closed on a public offering of 4,929,578 shares of common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under the Company’s current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7,000,000, before deducting the underwriting discount and other offering expenses payable by the Company of $700,000.

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

Cash

As of March 31, 2016 and June 30, 2015, the amount of cash was approximately $6.0 million and $4.6 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at a single financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. As of March 31, 2016 and June 30, 2015, ContraVir had prepaid research and development costs of approximately $0.5 million and $0.4 million, respectively.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

3. Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, (“ASU 2014-16”). The amendments of ASU 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are “clearly and closely related” to its host contract. The guidance in ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Registrants adopted the standard effective January 1, 2015 and the adoption of this standard did not impact the Registrants’ results of operations, cash flows or financial position. The adoption of ASU 2014-16 did not impact the Company’s existing financial instruments.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March and April 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of $4,384,523 was recorded as derivative financial instruments liability - warrants.

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

	October 13, 2015	March 31, 2016
Price of ContraVir common stock	$2.76	$1.21
Expected warrant term (years)	5.00 years	4.53 years
Risk-free interest rate	1.36%	1.04%
Expected volatility	76%	76%
Dividend yield	—	—

The warrant liability is recorded on its own line on the Company’s Balance Sheet and is marked-to-market at each reporting period with the change in fair value recorded on its own line on the Statement of Operations and Comprehensive Loss.

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the period from July 1, 2015 to March 31, 2016:

Date	Description	Warrants	Derivative Instrument Liability
10/13/2015	Issuance of warrants	3,000,000	$4,384,523
	Change in fair value of warrants through March 31, 2016	—	(3,218,846)
3/31/2016	Balance of derivative financial instruments liability	3,000,000	$1,165,677

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

As of March 31, 2016, the Company has not made any sales under the Agreement.

5. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 6,500,000 shares of common stock issuable pursuant to the Plan.

The Company classifies stock-based compensation expense in its statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

For the three and nine months ended March 31, 2016 and 2015, respectively, ContraVir recorded the following stock-based compensation expense:

	Three months ended		Nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
General and administrative	$187,964	$168,534	$515,778	$317,690
Research and development	39,736	509,382	(42,694)	871,298
Total stock based compensation expense	$227,700	$677,916	$473,084	$1,188,988

A summary of stock option activity and of changes in stock options outstanding under the Plan for the nine months ended March 31, 2016 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term

Balance outstanding, July 1, 2015	4,117,745	$0.11 - $3.83	$1.76	$13,667,376	9.04 years
Granted	99,000	$0.95 - $4.38	$1.85
Exercised	(24,933)	$0.11 - $2.20	$1.37	$61,603
Forfeited	(136,667)	$1.50 - $3.60	$1.87
Balance outstanding, March 31, 2016	4,055,145	$0.11 - $4.38	$1.76	$708,614	8.26 years
Exercisable at March 31, 2016	1,921,014	$0.11 - $2.65	$1.48	$572,673	7.98 years

The weighted-average grant-date fair value of options granted to employees during the nine months ended March 31, 2016 and 2015 was $1.41 and $1.19, respectively. Included within the above table are 964,734 non-employee options outstanding as of March 31, 2016, of which 375,000 are unvested as of March 31, 2016 and therefore subject to remeasurement. The remeasurement impact for the nine months ended March 31, 2016 was negative due to decreases in stock price, which resulted in a decrease in the fair value.

The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2016, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $1.9 million to be recognized over a weighted-average remaining vesting period of approximately 3.09 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate the fair value of stock option awards granted to employees during the nine months ended March 31, 2016 and 2015, respectively.

	Nine Months Ended
	March 31, 2016	March 31, 2015
Stock price	$1.85	$1.63
Risk-free interest rate	1.90%	1.77%
Dividend yield	—	—
Expected volatility	79%	88%
Expected term (in years)	6 years	6 years

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

	Three months ended		Nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Numerator:
Net loss	$(3,917,493)	$(4,397,826)	$(11,792,369)	$(8,972,676)
Preferred stock deemed dividend	—	(3,000,000)	—	(7,844,643)
Net loss attributable to common stockholders	$(3,917,493)	$(7,397,826)	$(11,792,369)	$(16,817,319)

Denominator:
Weighted average common shares outstanding	27,297,311	22,273,397	25,403,001	20,334,797
Net loss per share of common stock—basic and diluted	$(0.14)	$(0.33)	$(0.46)	$(0.83)

Stock options outstanding at March 31, 2016 and 2015 of 4,055,145 and 3,838,578, respectively, have been excluded from the computation of diluted weighted average shares outstanding, as they would have been anti-dilutive. In addition, 3,000,000 warrants to purchase common stock outstanding at March 31, 2016 have been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

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

8. Related Party Transactions

The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. (“CSM”), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs.  James Sapirstein, the CEO of ContraVir, is a director of CSM which is a private company. For the nine months ended March 31, 2016, the Company paid CSM, for services pursuant to the terms of the contract, approximately $433,000.

9. Subsequent Events

Common Stock and Warrant Offering

On April 4, 2016, the Company closed on a public offering of 4,929,578 shares of its common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under the Company’s current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7,000,000, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $700,000.

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

FV100

FV-100 is an orally available, small molecule, nucleoside analogue pro-drug of CF-1743 that we are developing for the treatment of herpes zoster, which is an infection caused by the reactivation of the varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure. After the initial infection, VZV can remain dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. FV-100 is being developed specifically for the treatment of shingles. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which enables us to take advantage of FV-100’s more readily absorbed properties compared to CF-1743 when given orally. FV-100 is then broken down to the active moiety, CF-1743, upon entry into the blood stream. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. We conducted an extensive review of the clinical data from the completed Phase 2 trial, including performing post-hoc analyses. We performed additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc. We also evaluated a number of clinical, regulatory and commercial pathways for the potential future development of FV-100. Based upon the analyses of the completed Phase 2 study coupled with the additional market research, we approached the FDA to discuss our clinical development program and requested an End of Phase 2 (EoP2) meeting.  The meeting was granted and the result was a streamlined development plan for FV-100 that allowed us to proceed directly into a Phase 3 trial without the need to conduct any additional Phase 2 studies. We had satisfied these criteria and initiated Protocol 007 during the second quarter of calendar year 2015.

In parallel to the Phase 3 initiation, Study 008, a drug-drug interaction trial was conducted during January - March 2015. The study’s objective was to highlight potential drug interactions with compounds which are metabolized using the CYP450 pathway. This is a very common trial in virology and in drug development overall.

CMX 157

CMX157 is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. CMX157’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects.  We intend to develop CMX157 for chronic Hepatitis B (HBV) infection.

We licensed CMX157 from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (time of the deal). Chiomerix had completed a Phase 1 single dose escalation study in healthy subjects, demonstrating a favorable safety, tolerability and drug distribution profile.

On March 21, 2016, we announced the commencement of screening healthy volunteers for enrollment into the Phase 1 portion of the our Phase 1/2a multiple ascending dose clinical study of CMX157, The Phase 1 portion of the study will enroll healthy volunteers assigned to one of five sequential, ascending CMX157 dosing cohorts.  Following a Data Safety Monitoring Board review, we will initiate the Phase 2a portion of the study in parallel with the continuing Phase 1 portion. The Phase 2a will enroll treatment-naïve patients with chronic HBV infection to compare CMX157 to tenofovir DF (TDF, marketed by Gilead Sciences as Viread®). We are planning to meet with the FDA to discuss an appropriate clinical plan for CMX157. A recently issued composition of matter patent for CMX157 provides intellectual property protection to at least 2031.

The decision to develop CMX157 for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. CMX157 is 97-fold more potent than PDFtenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies. The lower dose may also allow for a better safety profile than TDF. The strategy for CMX157 is to develop the compound to serve as a critical backbone therapy in future HBV combination therapies. We were expecting to submit an Investigational New Drug application (“IND”) to support an initiation of our HBV clinical development program at the end of 2015. Prior to that date, the FDA requested additional information from us and once that information is obtained, we will submit the IND as soon as possible.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2016, we have sustained cumulative net losses of approximately $39.4 million. From inception through March 31, 2016, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

See Recent Accounting Pronouncements in Note 3. Recent Accounting Pronouncements in the Notes to the Condensed Financial Statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2016 and 2015

	Three months ended
	March 31, 2016	March 31, 2015	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	3,186,781	2,606,032	580,749
General and administrative	1,465,939	1,791,794	(325,855)
Loss from operations	(4,652,720)	(4,397,826)	(254,894)
Other income (expense):
Change in fair value of warrant liability	735,227	—	735,227
Net loss	$(3,917,493)	$(4,397,826)	$480,333

We had no revenues during the three months ended March 31, 2016 and 2015 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2016 and 2015 amounted to $3.2 million and $2.6 million, respectively, which were primarily scientific advisory fees and clinical data storage. The increase of $0.6 million is primarily due to an increase of $0.5 million in development phase costs for FV-100 and CMX157 and an increase of $0.2 million in costs associated with higher employee headcount and consulting fees, partially offset by a decrease in stock-based compensation expense of $0.1 million.

General and administrative expenses for the three months ended March 31, 2016 and 2015 amounted to $1.5 million and $1.8 million, respectively. The decrease of $0.3 million is primarily due to lower stock-based compensation expense of $0.3 million, lower investor relations costs and registration fees of $0.2 million and lower salary and benefits costs of $0.1 million, partially offset by an increase of $0.3 million in consulting and legal fees.

Comprehensive net loss for the three months ended March 31, 2016 and 2015 was approximately $3.9 million and $4.4 million, respectively, which was a result of the operating expenses discussed above, offset by Other income resulting from the change in fair value of derivative instruments-warrants of approximately $0.7 million for the three months ended March 31, 2016.

Comparison of Nine Months Ended March 31, 2016 or 2015

	Nine months ended
	March 31, 2016	March 31, 2015	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	10,994,712	4,813,747	6,180,965
General and administrative	4,016,503	3,771,031	245,472
Loss from operations	(15,011,215)	(8,584,778)	(6,426,437)

Other income (expense):
Change in fair value of warrant liability	3,218,846	(387,898)	3,606,744
Net loss	$(11,792,369)	$(8,972,676)	$(2,819,693)

We had no revenues during the nine months ended March 31, 2016 and 2015 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the nine months ended March 31, 2016 and 2015 amounted to $11.0 million and $4.8 million, respectively, which were primarily scientific advisory fees and clinical data storage. The increase of $6.2 million is primarily due to an increase of $5.3 million in development phase costs for FV-100 and CMX157 and an increase of $1.3 million in costs associated with higher employee headcount and consulting fees, partially offset by a decrease of $0.4 million in stock-based compensation costs due primarily to the decrease in fair value of the awards granted to non-employees, which is subject to remeasurement each reporting period.

General and administrative expenses for the nine months ended March 31, 2016 and 2015 amounted to $4.0 million and $3.8 million, respectively. The increase of $0.2 million is primarily due to an increase of $0.5 million for consulting, legal, investor relations, public relations and conference related expenses, partially offset by a decrease in stock-based compensation expense of $0.3 million, primarily as a result of employee terminations.

Comprehensive net loss for the nine months ended March 31, 2016 and 2015 was approximately $11.8 million and $9.0 million, respectively, which was a result of the operating expenses discussed above, partially offset by income resulting from the change in fair value of derivative instruments-warrants of approximately $3.2 million for the nine months ended March 31, 2016 as compared to a loss of $0.4 million from the change in fair value of derivative instruments-warrants for the nine months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the nine months ended March 31, 2016 and 2015:

	Nine months ended
	March 31, 2016	March 31, 2015
Net cash (used in) provided by:
Operating activities	$(12,159,854)	$(5,333,190)
Investing activities	(6,603)	(83,269)
Financing activities	13,560,053	12,500,000
Net increase in cash	$1,393,596	$7,083,541

As of March 31, 2016, we had $6.0 million in cash.

Net cash used in operating activities was approximately $12.2 million and $5.3 million for the nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we had working capital of $2.3 million, as compared to working capital of $7.7 million as of March 31, 2015.

For the nine months ended March 31, 2016 and 2015, the cash used in operations was primarily related to the continued clinical development of FV-100 and CMX-157, as well as general and administrative costs and expenses. Additionally, for the nine months ended March 31, 2016, the cash used in operations included a $3.2 million decrease related to the change in fair market value of our warrant liability, partially offset by an increase in accounts payable and accrued expenses of $2.4 million related to the continuing clinical developments costs and $0.5 million of non-cash stock-based compensation expense.

Net cash used in investing activities for the nine months ended March 31, 2016 and 2015 represented purchases of property and equipment.

Net cash provided by financing activities for the nine months ended March 31, 2016 primarily consisted of the sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00. The net proceeds to us were $13.5 million. If the warrants are exercised in full, we will receive additional proceeds of approximately $12,750,000.

On April 4, 2016 we closed on a public offering of 4,929,578 shares of our common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under our current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $7,000,000, before deducting the underwriting discount and other offering expenses payable by us of $700,000.

Operating and Capital Expenditure Requirements

As of March 31, 2016, we had an accumulated deficit of $39.4 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100 and CMX157. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited financial statements as of March 31, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited June 30, 2015 financial statements that included an explanatory paragraph referring to our recurring losses from operations and stockholder’s deficit; and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of March 31, 2016, our principal executive and financial officers concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In November 2015, our Chief Financial Officer (“CFO”) resigned and we hired an outside accounting and financial services company to provide interim CFO services.  On March 31, 2016, the interim CFO was named CFO. There were no other changes during the quarter ended March 31, 2016.

PART II. OTHER INFORMATION

ITEM 6.            EXHIBITS

31.1               Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2               Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1               Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2               Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: May 13, 2016	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer