Form 10-K
period 2016-06-30
ContraVir Pharmaceuticals, Inc.
filed 2016-09-28
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-36856

CONTRAVIR PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2783806
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

399 Thornall Street, First Floor
Edison, New Jersey	08837
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 902-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 2015, was approximately $41,943,614.

The number of shares of the registrant’s Common Stock outstanding as of September 26, 2016 was 53,655,682.

Documents Incorporated by Reference:

Portions of our Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed within 120 days of June 30, 2016, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

		Page
Cautionary Note Regarding Forward-Looking Statements		4
	PART I
Item 1.	Business	5
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	48
Item 2.	Properties	48
Item 3.	Legal Proceedings	48
Item 4.	Mine Safety Disclosures	48
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Financial Data	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	87
Item 9A.	Controls and Procedures	87
Item 9B.	Other Information	88
	PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	89
SIGNATURES		91

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements, which speak only as of the date of this Annual Report. We assume no obligation and expressly disclaim any duty to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements contained in this Annual Report. All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.  BUSINESS

Overview

Overview

We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infections. We are developing two compounds to treat HBV infection, CMX157 and CRV431. CMX157 is a highly potent oral prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections. CRV431 is a novel drug candidate also designed or the treatment of HBV infection. We are also developing an antiviral asset known as FV-100. FV-100 is an orally available, small molecule compound being developed for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV, the cause of Chickenpox. We were incorporated in Delaware on May 15, 2013.

On December 18, 2014, we, and Chimerix, Inc.(“Chimerix”), entered into a Licensing Agreement pursuant to which we licensed CMX157 from Chimerix for further clinical development and commercialization.  CMX157 is a highly potent lipid analog of the antiviral drug tenofovir DF (Viread®). CMX157 is an oral prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is licensed for the treatment of HIV and HBV.

On June 10, 2016, we completed an acquisition of Ciclofilin Pharmaceuticals, Inc., a Delaware corporation (“Ciclofilin”), in accordance with certain Agreement and Plan of Merger dated May 26, 2016. At the closing of the Merger we acquired all of the outstanding equity interests in Ciclofilin in exchange for Ciclofilin having the right to receive future milestone payments. These milestone payments, if received, will be allocated among the holders of Ciclofilin common stock and certain creditors who converted their debt into equity immediately prior to the Closing.  The milestone payments will consist of up to $17 million cash and up to 10% of ContraVir’s issued and outstanding common stock as of June 10, 2016, and will be paid upon the achievement of certain developmental and/or regulatory milestones related to CRV431, Ciclofilin’s lead development candidate.

CMX157

CMX157 is a lipid prodrug of tenofovir that utilizes a proprietary technology developed by Chimerix. The proprietary technology is utilized to covalently modify a drug molecule with a lipid side-chain that mimics a naturally occurring phospholipid component of cell membranes. The lipid-conjugated molecule can then utilize natural uptake pathways to achieve oral bioavailability, enhance uptake into cells, avoid many toxicities, and yield higher intracellular concentrations of drug with lower levels of free drug circulating in the blood. Chimerix tested CMX157 in a Phase 1 trial in 2010. It was a randomized, double blind, placebo controlled, single dose escalation study conducted in healthy volunteers. The purpose of the study was to evaluate the safety, tolerability, and pharmacokinetics of CMX157.

Data from the Phase 1 study showed that CMX157 was both safe and well tolerated. The data generated from the study support the notion that CMX157 may have a better safety profile than Viread® as the novel structure of CMX157 resulted in a high intracellular concentration of the active antiviral agent tenofovir diphosphate and decreased levels of circulating tenofovir, which means there is decreased potential for the renal and bone side effects associated with Viread® (TDF).

We have licensed CMX157 from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (time of the deal). We intend to develop CMX157 for the treatment of chronic HBV infection. A recently issued composition of matter patent for CMX157 provides intellectual property protection to at least 2031.

The decision to develop CMX157 for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro.  We believe the Hepatitis B market is poised for exceptional growth. CMX157 is 97 times more potent than TDF in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies.  The lower dose may also allow for a better safety profile than TDF. The strategy for CMX157 is to develop the compound to serve as a critical backbone therapy in future HBV curative combination therapies.

We have completed a Phase 1b safety and pharmacokinetic study in 2016. Data from the Phase 1b study demonstrate that CMX157 was safe and well tolerated by healthy volunteers in all five dosing groups, receiving 5, 10, 25, 50 or 100 mg orally per day. In addition to demonstrating an excellent safety profile, plasma levels of CMX157 and tenofovir showed a favorable, dose-dependent pharmacokinetic profile. In 2016 we have also initiated a Phase 2a multiple ascending dose clinical trial. The study will enroll 60 treatment-naïve patients with chronic HBV infection and compare CMX157 to TDF.  The sequential dose escalation consists of 10 patients per cohort receiving four weeks of a once-daily dose of either 5, 10, 25, 50 or 100 mg of CMX157, and two patients per cohort receiving 300 mg of TDF, the standard dose of TDF.

We will be seeking to submit an Investigational New Drug application (“IND”) to support initiation of our HBV clinical development program at the beginning of 2017.

CRV431

CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many types.  Cyclophilins play a role in health and in the pathogenesis of certain diseases, and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. And, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the life cycle of certain viruses, including for example, HBV, HIV, and hepatitis C virus (“HCV”) infections. CRV431 has been developed to inhibit the role of host cyclophilins and therefore interfere in the propagation of these viruses. CRV431 does not directly target the virus and, as such, should be less susceptible to drug resistance, borne from viral mutations.

Thus far, in vitro testing of CRV431 has been conducted in-house and in collaboration with external groups including for example, the Scripps Research Institute (“Scripps”).  Data in various cell lines of either transfected or infected HBV demonstrates nanomolar efficacy (EC50 values) and micromolar toxicity (CC50 values). The selective index (SI), therefore, is wide and suggests that CRV431 presents a viable clinical drug candidate for the treatment of viral infections, including HBV.  Additional testing in a transgenic mouse model of HBV indicated that CRV431 reduced HBV DNA in the liver. In a non-alcoholic steatohepatitis (NASH) mouse model, CRV431 demonstrated anti-fibrotic potential, thus addressing an important concern of the downstream effects of chronic HBV infection and liver disease. Both animal models confirmed that CRV431 is orally active and appeared to be well tolerated.

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

Chronic HBV infection is associated with significant morbidity and mortality. If left untreated, 15-40% of chronically infected individuals will develop serious complications, such as hepatitis B associated liver cirrhosis or cancer (AASLD, 2009). Globally, there were 750 thousand HBV-related deaths in 2010 (Lavancy 2004), primarily due to end stage liver disease and liver cancer. Complications due to chronic HBV infection currently represent 5% to 10% of cases of liver transplantation.

Limitations of current therapies

Two different types of drugs are utilized in the treatment of chronic HBV infection: conventional or pegylated interferon alpha (INF or PEG-INF) and nucleoside/nucleotide analogs (NAs). Treatment is dependent upon: serum HBV DNA levels, serum ALT levels, and severity of liver disease. NAs available for the treatment of chronic HBV infection include:

•                  Nucleoside analogs: clevudine, emtricitabine, entecavir, lamivudine, telbivudine

•                  Nucleotide analogs: adefovir and tenofovir.

NAs are quite effective at inhibiting HBV replication; however, these treatments are not curative and require lifelong dosing. With the exception of tenofovir and entecavir, long-term treatment with these NAs is associated with a high risk of developing drug resistance. Entecavir is less effective in patients who had previously been treated with lamivudine (PI), a widely used treatment for HBV. Long-term treatment with the currently licensed prodrug of tenofovir, Viread®, is associated with kidney and bone and toxicity (Scaglione et al., 2012)(PI).

Tenofovir is a NA inhibitor of reverse transcriptase, an enzyme that has diverse functions during HBV replication (Jones et al., 2013). Tenofovir was originally synthesized in the mid 1980’s and was initially shown to have anti-HIV activity. However, due to its very limited bioavailability, the compound did not have the potential for widespread use. Tenofovir disoproxil fumarate (TDF) is a prodrug of tenofovir that was developed to allow for oral administration. TDF was approved by the FDA for the treatment of HIV in 2001 and for the treatment of chronic HBV infection in 2008. The drug is marketed under the name Viread® by Gilead Sciences, or Gilead. Gilead has developed tenofovir alafenamide fumarate (TAF) as a follow-on compound to TDF. In both HIV and HBV clinical studies, TAF exhibits similar antiviral activity to TDF but at much lower concentrations of tenofovir in the blood. The lower blood concentration of tenofovir following metabolism of TAF supports the notion that kidney and bone toxicity will be reduced compared to treatment with TDF (Ruane et al., 2013, Agarwal et al., 2015 and Sax et al., 2015). Gilead has tested TAF in clinical trials for chronic HBV and its NDA is currently under review with the FDA.

A critical limitation of current therapies is the inability to achieve control of the infection in the vast majority of patients without lifelong treatment. HBV exists in the liver as viral cccDNA. The infected person is unable to eliminate this persistent form of the virus despite available therapies. This underscores the need for combination therapy with new classes of agents to eradicate HBV. New mechanisms of action are being identified to attack the virus at different parts of its lifecycle. Combinations of agents with complimentary mechanisms of action that attack the virus at different parts of its lifecycle will be needed to achieve a cure. It is our intention to develop CMX157, the prodrug of a well established anti-HBV nucleotide analog, tenofovir, to be a pivotal component of a curative combination therapy for HBV.

The drive to find meaningful combination therapy for the treatment of chronic HBV infection stems from the generally accepted principle that a functional cure should address: 1) reduction of HBV DNA; 2) reduction in expression of HBeAg and HBsAg; 3) development of anti-HBsAg antibodies; and 4) reduction/elimination of cccDNA. CMX157 has been primarily developed to reduce HBV DNA (viral load). Layering CRV431 on top of CMX157 is a strategy that begins to address this need for combination therapy to target multiple stages of the HBV life cycle, as preliminary findings indicate CRV431 suppresses HBV DNA and suppresses both HBeAg and HBsAg.

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

FV-100

FV-100 is an orally available, small molecule nucleoside analogue prodrug of CF-1743 that we are developing for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve cells for many years and if reactivated, causes a painful rash called shingles. FV-100 is being developed specifically for the prevention of post-herpetic neuralgia and treatment of acute herpes zoster associated pain. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which enables us to take advantage of FV-100’s more rapid absorption compared to CF-1743 when taken orally. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. Preclinical studies, including wash-out studies in VZV-infected human embryonic lung cells following exposure to FV-100 or acyclovir, conducted by Inhibitex Inc., or Inhibitex, and specific cellular antiviral activity experiments comparing FV-100 to acyclovir conducted by Balzarini et al (Biochim Biophys Acta . 2002 Jul 18; 1587(2-3):287-95. Chemotherapy of varicella-zoster virus by a novel class of highly specific anti-VZV bicyclic pyrimidine nucleosides (Balzarini J 1, McGuigan C.) further demonstrate that FV-100 has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly than these drugs at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that FV-100 has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels than valacyclovir, acyclovir, and famciclovir.

A Phase 2 clinical trial for FV-100 in shingles patients was conducted by Inhibitex and completed in December 2010. This trial represented the first evaluation of FV-100 in shingles patients, and was a well-controlled double blind study comparing two different doses of FV-100 to an active control dose of valacyclovir. A total of 350 patients, aged 50 years and older, were enrolled in one of three treatment arms: 200 mg FV-100 administered once daily; 400 mg FV-100 administered once daily; and 1,000 mg valacyclovir administered three times per day. In addition to further evaluating its safety and tolerability, the main objectives of the trial were to evaluate the potential therapeutic benefit of FV-100 in reducing the severity and duration of shingles-related pain, the incidence of PHN (pain that follows healing of the shingles rash), and the time to lesion healing.

We conducted an extensive review of the clinical data from the completed Phase 2 trial. We also conducted additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc.  Based upon these comprehensive analyses, we had an End of Phase 2 (EoP2) meeting with the FDA from which we were allowed to have FV-100 enter a Phase 3 clinical trial without the need to conduct any additional dose-range finding Phase 2 studies. In parallel to the Phase 3 initiation during the second quarter of 2015, Study 008, a drug-drug interaction trial was conducted during January-March, 2015.  The study’s objective was to highlight any potential drug interactions with compounds which are metabolized using the liver’s CYP450 pathway. This is a very common trial in virology and in drug development overall.

We are currently conducting a Phase 3 study that will compare FV-100 to valacyclovir (Valtrex®) with the reduction in the incidence of shingles-associated pain, PHN, as a primary endpoint. It is a multi-center, randomized, double-blind, parallel-group, comparative study in up to 200 centers in the U.S. The study is comprised of three arms: FV-100 400mg QD, FV-100 400mg BID, and valacyclovir 1000mg TID. Approximately 825 patients are expected to be analyzed for a seven-day treatment period, and follow up through day 120.

Market Opportunity for the Treatment of Shingles

VZV, a DNA virus and a member of the herpes virus group, is the virus that causes both chickenpox and herpes zoster, or shingles. Chickenpox, the initial infection caused by VZV in an individual, generally occurs during childhood and it is caused by exposure to another individual with an active infection. After the chickenpox infection subsides, VZV remains latent in the individual’s nerves including dorsal root and cranial nerve ganglia, and can re-emerge later in life.  The majority of shingles patients experience pain for several weeks in connection with their active infection. For many patients, the shingles-associated pain does not resolve when the lesions heal and continues for months, possibly years. Shingles-associated pain that persists more than three months is referred to as post-herpetic neuralgia (“PHN”) which is the most common and clinically relevant complication of shingles. Approximately 15-20% of all shingles patients experience PHN, although the incidence of PHN is more prevalent in patients over 50 years of age.

Although shingles can occur in any individual with a prior VZV infection, its incidence varies with key risk factors, which are advanced age, immune status and being female. Shingles is largely a disease of the aged or aging, with over 50% of all cases occurring in individuals over the age of 60, and approximately 80% occurring in individuals over the age of 40. A study in 2007 based upon data from 2000 implied that there were approximately 1 million new shingles cases that year. Due to the aging of the population in many industrialized countries, as well as the increasing use of immunosuppressive agents in transplant patients, patients receiving immune suppressants for autoimmune diseases such rheumatoid arthritis and the increased numbers of immunosuppressed patients from cancer therapy, the incidence of shingles has increased and is expected to continue to rise. A recent study from the Centers for Disease Control investigating medical claims data from MarketScan® databases from 1993-2006 indicated that the crude incidence of shingles cases increased 259% over that period of time. Furthermore, a study conducted by the Mayo Clinic suggests that the recurrence rate for shingles is approximately 6.2%, which reflects a much higher rate than prior studies which assessed a shorter follow-up period. It is estimated that approximately 20-30% of all persons in the U.S. will suffer from shingles at some point during their lifetime.

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

FV-100 Clinical Trials

Prior to the formation of our company, the following clinical trials were completed.

Phase 1.

In August 2008, a FV-100 Phase 1 single-ascending-dose clinical trial was completed in August 200. The blinded, placebo-controlled trial evaluated the safety and pharmacokinetics of four doses of FV-100 in six cohorts of healthy volunteers (100, 200, 400, and 800 mg, as well as a two 400 mg food effect groups). Each cohort consisted of six subjects that received FV-100 and two that received placebo. There were no serious adverse events observed and the compound appeared to be generally well tolerated in the trial. In addition, pharmacokinetic data demonstrated that all doses evaluated in the trial maintained plasma levels of CF-1743, the active form of FV-100, which exceeded its EC50 for at least 24 hours. The EC 50 represents the concentration of drug that is required for 50% inhibition of viral replication in vitro

In January 2009, a blinded, placebo-controlled Phase 1 trial conducted by Inhibitex was completed to evaluate single and multiple doses of FV-100 in healthy subjects 65 years of age and older. One dose cohort consisted of 12 healthy subjects, ten of whom received a single administration of 400 mg of FV-100 and two of whom received placebo, and the second cohort also consisted of 12 healthy subjects, ten of whom received 400 mg of FV-100 administered twice daily for seven consecutive days and two of whom received placebo. The results of this trial demonstrated no significant safety differences between these subjects and those from the multiple ascending dose trial.

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

The primary endpoint for the Phase 2 study was a 25% reduction in the severity and duration of shingles-related pain during the first 30 days as compared to valacyclovir. The results obtained from the study did not demonstrate a statistically significant reduction. Shingles patients who received 200 mg or 400 mg FV-100 experienced numerically favorable treatment differences as compared to patients treated with valacyclovir. Both doses of FV-100 resulted in lower incidences of PHN when compared to valacyclovir. For patients receiving valacyclovir, the time to lesion crusting was faster than those patients receiving FV-100; however, no differences were noted among the treatment arms on time to full lesion healing. The three treatment arms were well-balanced with regard to demographics and baseline shingles-associated pain levels.

FV-100 Safety Summary

Adverse events, (“AE”), means any reported sign or symptom reported by the patient that began following the initiation of therapy. Serious adverse events (“SAE”) means any adverse event that is life threatening, requires hospitalization or is considered a significant clinical event according to the treating physician.

A comparison of AE and SAE among the three treatment arms in the Phase 2 trial demonstrated that the overall tolerability and side effect profile of both doses of FV-100 was comparable to valacyclovir.

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

Pursuant to the Contribution Agreement, entered into between us and Synergy on August 5, 2013,  Synergy transferred ownership of all intellectual property rights acquired from BMS, including all historical research, clinical study protocols, data, results and patents related to the FV-100 assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the BMS Agreement. These obligations include among other things, (i) all liabilities of BMS and Synergy related to the FV-100 assets, including all accounts payable, legal, environmental, tax, or warranty claims and all other liabilities of Synergy of whatever kind and nature, direct or indirect, absolute or contingent, known or unknown, whether or not accrued, arising out of or relating to the FV-100 assets or the ownership, sale or lease of any of the FV-100 assets, including any claim, action, suit, arbitration, inquiry, proceeding or investigation by or before any governmental entity, and (ii) the payment of any milestone or royalty payment to BMS under the BMS Agreement. During the period August 17, 2012 through June 10, 2013, there were no material liabilities assumed by Synergy under the BMS Agreement and subsequently transferred to us pursuant to the Contribution Agreement.

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

As of the date of this report, we currently license directly from Chimerix two issued United States patents related to CMX-157.  One of these patents covers a composition of matter of a stable crystalline salt of CMX-157 and was issued on

April 14, 2015 and will expire in 2031.  The other United States patent covers methods of use of CMX-157 and was issued on March 31, 2015 and will expire in 2030.  In addition, we currently directly license from Chimerix one granted Australian patent which covers the composition of matter of a stable crystalline salt of CMX-157 which will expire in 2031.  We also directly license ten foreign granted patents (Australia, China, Europe, Japan, Mexico, and South Africa) which cover methods of use of CMX-157 and expire between 2028 and 2030.  We directly license five pending foreign patent applications and one pending US patent application which cover the composition of matter of a stable crystalline salt of CMX-157.  We also directly license from Chimerix 21 additional pending foreign patent applications and 4 pending US patent applications which cover methods of use of CMX-157.  The US patent applications, if allowed, will expire in 2030, 2031 and 2033, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment.  The foreign patent applications, if allowed, will expire between 2028 and 2033.

As of the date of this report, we currently license from Chimerix, pursuant to the terms of the UC Agreement, five issued United States patents and one allowed patent application related to CMX-157.  Four of the issued patents cover a composition of matter of CMX-157 and were issued between 2004 and 2012 and will expire between 2020 and 2021.  The allowed patent application also covers compositions of matter and will likely expire in 2020, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment.

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

On June 13, 2016 we completed our merger with Ciclofilin Pharmaceuticals, Inc. (“CPI”) acquiring all of its outstanding equity interests. Ciclofilin’s lead asset is CPI-431-32, which is in development against hepatitis B virus (HBV). CPI-431-32 strengthens ContraVir’s HBV portfolio, which also contains CMX157, a highly potent HBV antiviral that works through a complementary mechanism.  On February 14, 2014, CPI, through its wholly owned subsidiary entered into a Purchase and Sale Agreement to acquire Aurinia Pharmaceuticals Inc. (“Aurinia”) entire interest in CRV431. There was no upfront consideration. There are future milestone payments of up to CAD $2.9 million, which are to be paid within 30 days of achieving such milestone. In addition to the milestone payments future payment obligations (in Canadian Dollars “CAD”) including a royalty of 2.5% of net sales by CPC or its licensee(s). The amount payable under the foregoing royalty obligation is uncapped.

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

We intend to use contract manufacturers to produce clinical trial material for use in the clinical trials of FV-100, CMX157, and CRV431.

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

Employees

As of June 30, 2016, we had fifteen employees.  Our relations with our employees are satisfactory.

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

As of June 30, 2016 and 2015, we had an accumulated deficit of $44.6 and $27.6 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidates to obtain regulatory approval to further advance clinical development or to market them. Even if our product candidates demonstrate biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. In preclinical studies and clinical trials we have conducted to date, our product candidates have demonstrated an acceptable safety profile, although these studies and trials have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

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

In order to further advance the development of, and ultimately receive regulatory approval to sell, our product candidates, we must conduct extensive preclinical studies and clinical trials to demonstrate their safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of preclinical or clinical testing, and can result from concerns about safety or toxicity, a lack of demonstrated efficacy or superior efficacy over other similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or clinical trials are not necessarily predictive of the results we may observe in later stage clinical trials. In many cases, product candidates in clinical development may fail to show desired safety and efficacy characteristics despite having favorably demonstrated such characteristics in preclinical studies or earlier stage clinical trials.

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

We have limited capacity to recruit and manage the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. By contrast, larger pharmaceutical and bio-pharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators and patients that we are attempting to recruit for our clinical trials. To the best of our knowledge, the following companies are potential competitors as we develop FV-100: Epiphany Biosciences, Inc., Astellas Pharma US, Inc., GlaxoSmithKline plc and Janus Pharmaceuticals, Inc. Specifically, we are aware that valomaciclovir is being developed by Epiphany Pharmaceuticals and has completed Phase IIb clinical trials for VZV infections. To our knowledge, other potential competitors are in earlier stages of development for VZV infections. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for FV-100.

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

We are a small company with 15 employees as of June 30, 2016. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of June 30, 2016 and 2015 and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. As of June 30, 2016 and 2015, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of February 27, 2015, our common stock began trading on The NASDAQ Capital Market under the symbol “CTRV.” Prior to that date, our common stock was traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “CTRV.” Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on The NASDAQ Capital Market on September 16, 2016 was $1.18 per share.

Fiscal 2016	High	Low
Fourth Quarter	$1.18	$0.82
Third Quarter	$1.74	$0.88
Second Quarter	$4.72	$1.51
First Quarter	$5.75	$2.09

Fiscal 2015	High	Low
Fourth Quarter	$5.13	$3.00
Third Quarter	$5.15	$1.76
Second Quarter	$2.65	$0.65
First Quarter	$1.75	$0.91

Holders of Record

As of September 16, 2016, there were approximately 464 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2016.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	5,204,478	$1.59	1,295,522
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	5,204,478	$1.59	1,295,522

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

Business Overview

We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infections. We are developing two compounds to treat HBV infection, CMX157 and CRV431. CMX157 is a highly potent oral lipid prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections. CRV431 is a novel drug candidate also designed for the treatment of HBV infection. CRV431 is a novel drug candidate also designed for the treatment of HBV infection.  CRV431, a non-immunosuppressive analog of cyclosporine that we acquired through our merger with Ciclofilin Pharmaceuticals Inc.  CRV431 has been designed to target enzymes (“cyclophilins”) that play a key role in the HBV viral life cycle. We are also developing an antiviral asset known as FV-100, FV-100 is an orally available, small molecule compound being developed for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV, the cause of Chickenpox.

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

CRV 431

CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many types.  Cyclophilins play a role in health and in the pathogenesis of certain diseases, and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. And, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the life cycle of certain viruses, including for example, HBV, HIV, and hepatitis C virus (“HCV”) infections. CRV431 has been developed to inhibit the role of host cyclophilins and therefore interfere in the propagation of these viruses. CRV431 does not directly target the virus and, as such, should be less susceptible to drug resistance, borne from viral mutations.

Thus far, in vitro testing of CRV431 has been conducted in-house and in collaboration with external groups including for example, the Scripps Research Institute (“Scripps”).  Data in various cell lines of either transfected or infected HBV demonstrates nanomolar efficacy (EC50 values) and micromolar toxicity (CC50 values). The selective index (SI), therefore, is wide and suggests that CRV431 presents a viable clinical drug candidate for the treatment of viral infections, including HBV.  Additional testing in a transgenic mouse model of HBV indicated that CRV431 reduced HBV DNA in the liver. In a non-alcoholic steatohepatitis (NASH) mouse model, CRV431 demonstrated anti-fibrotic potential, thus addressing an important concern of the downstream effects of chronic HBV infection and liver disease. Both animal models confirmed that CRV431 is orally active and appeared to be well tolerated.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2016, we have an accumulated deficit of approximately $44.6 million. From inception through June 30, 2016, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

On October 7, 2015, we entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under our current shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds were $15,000,000, before deducting the underwriting discount and other offering expenses payable of approximately $1,474,000. If the warrants were exercised in full, we would receive additional proceeds of approximately $12,750,000.

On April 4, 2016, the Company closed on a public offering of 4,929,578 shares of its common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under the Company’s current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7,000,000, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $700,000. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4,200,000.

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

Going Concern

As of June 30, 2016 we had $7.4 million in cash. Net cash used in operating activities was $16.6 million for the year ended June 30, 2016. Net loss for the year ended June 30, 2016 was $17.0 million. As of June 30, 2016 we had an accumulated deficit of $44.6 million. As of June 30, 2016, ContraVir had working capital of $2.8 million, whereas on June 30, 2015 ContraVir had working capital of $3.3 million. We expect to incur losses for the next several years as we expand our research, development and clinical trials of FV-100, CMX157 and CRV143. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidate or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which are marked to market at the end of each reporting period.

Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, were recorded as derivative liabilities under the provisions of FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently the liability was adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities were recorded in the statements of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of certain warrants with a price protection clause deemed to be derivative instruments was determined using a Binomial option-pricing model using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus used model-derived valuations where significant value drivers were unobservable to third parties to determine the fair value and accordingly classified such warrants in Level 3 per ASC 820. This derivative liability was extinguished when the warrants were converted into common stock in August 2014.

The fair value of the warrants, issued in connection with the October 2015 and April 2016 common stock offerings deemed to be derivative instruments due to the put feature on the warrants, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2016, the fair value of such warrants was $2,115,965 which we classified as a long term derivative liability on our balance sheets.  As of June 30, 2015, all previously issued warrants deemed to be derivative instruments were exchanged for shares of common stock of the Company.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect of a change in tax rates on deferred tax assets and liabilities is recorded in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all of the deferred tax asset. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is ‘‘more-likely-than-not’’ that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the related IPR&D.

Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, (“ASC 450”), we record accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. We, in accordance with this guidance, do not recognize gain contingencies until realized.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2016 and 2015 ContraVir had prepaid research and development costs of $354,542 and $425,699, respectively.

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

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our accumulated deficit position, no excess tax benefits have been recognized. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 4.) which states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance is effective for us for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Due to the net losses incurred to date and because the exercise price of all liability classified warrants exceeds our average stock market price for the period they were outstanding, all stock equivalents have been anti-dilutive, thus, basic and dilutive net loss per share are the same.

Business Combinations

We account for business acquisitions, such as our acquisition of Ciclofilin in June of 2016, under the acquisition method of accounting as indicated in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquired business; and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Contingent consideration assumed in a business combination is remeasured at fair value each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in results from operations.

The acquisition of Ciclofilin closed on June 10, 2016, wherein our results of operations were impacted by 20 days in our 2016 fiscal year and are included from the acquisition date in the financial statements for all businesses acquired.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. We are required to adopt the guidance in the first quarter of fiscal 2019 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. We are currently evaluating the timing and the impact of these amendments on our statement of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for us for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for us for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

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

RESULTS OF OPERATIONS

Comparison of Years Ended June 30, 2016 and 2015:

	Year ended
	June 30, 2016	June 30, 2015	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	15,019,277	8,403,579	6,615,698
General and administrative	5,786,208	5,556,400	229,808
Loss from operations	(20,805,485)	(13,959,979)	(6,845,506)
Other income/(expense):
Change in fair value of warrant liability	3,806,847	(387,898)	4,194,745
Total other income/(expense)	3,806,847	(387,898)	4,194,745
Net loss	$(16,998,638)	$(14,347,877)	(2,650,761)

We had no revenues during the years ended June 30, 2016 and 2015, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended June 30, 2016 and 2015 amounted to $15.0 million and $8.4 million, respectively. The increase of $6.6 million is primarily due to an increase of $3.6 million in development plan costs for FV-100, $4.2 million of costs for CMX157 and an increase of $1.2 million in salaries and benefits and consulting fees from higher employee headcount and consultants. These increases were partially offset by a decrease of $0.6 million in stock-based compensation expense, primarily due to the decrease in fair value of the awards granted to non-employees, which are subject to remeasurement each reporting period, $1.2 million of expense recorded in the prior year associated with the Chimerix transaction and a decrease of $0.6 million in other R&D related expenses.

General and administrative expenses for the years ended June 30, 2016 and 2015 amounted to $5.8 million and $5.6 million, respectively. The increase of $0.2 million is primarily due to an increase of $0.6 million for legal, investor relations and public relations expenses, an increase of $0.3 million in consulting fees, partially offset by a decrease in stock-based compensation expense of $0.7 million, primarily as a result of a decrease in the fair value of awards granted to non-employees, which are subject to remeasurement each reporting period, and the reversal of previously recognized expense for unvested stock options due to employee terminations.

In the years ended June 30, 2016 and 2015, we had income of $3.8 million and a loss of $0.4 million, respectively, related to a change in the fair value of our warrant liabilities. This change in fair value of the derivative liabilities primarily due to a decrease in the Company’s stock price, which is one of the inputs used in the Black-Scholes option pricing model used to revalue the liability-classified warrants each reporting period.

Net loss for the years ended June 30, 2016 and 2015 was $17.0 million and $14.3 million, respectively, which was a result of the operating expenses and change in fair value of our warrant liability discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the years ended June 30, 2016 and 2015:

	Year ended
	June 30, 2016	June 30, 2015
Net cash (used in) provided by:
Operating activities	$(16,555,098)	$(9,672,556)
Investing activities	(502,206)	(83,269)
Financing activities	19,898,079	12,501,233
Net increase in cash	2,840,775	$2,745,408

As of June 30, 2016, we had $7.4 million in cash, as compared to $4.6 million as of June 30, 2015. Net cash used in operating activities was approximately $16.6 million for the year ended June 30, 2016, as compared to $9.7 million for the year ended June 30, 2015. This cash was primarily used to continue development of FV-100, development of CMX157 as well as general and administrative costs and expenses. Additionally, the cash used in operations included a decrease of $3.8 million related to the non cash change in fair market value of our warrant liability, partially offset by $0.9 million of non-cash stock-based compensation expense. As of June 30, 2016, we had working capital of $2.8 million, as compared to $3.3 million as of June 30, 2015.

Net cash used in investing activities for the year ended June 30, 2016 includes $0.5 million of cash used to acquire Ciclofilin in June 2016.

Net cash provided by financing activities for the year ended June 30, 2016 primarily consisted of net proceeds of $19.9 million from two equity offerings, described further below.  Net cash provided by financing activities for the year ended June 30, 2015 primarily consisted of net proceeds of $12.5 million from the issuance of preferred stock.

On April 4, 2016 we closed on a public offering of 4,929,578 shares of our common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under our current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $7.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.7 million.

On October 7, 2015, we entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under our current shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $15 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million.

We issued 1,250,000 shares of Convertible A Preferred Stock during the year ended June 30, 2015 at $10.00 per share, aggregating gross proceeds of $12.5 million.

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

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell the Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

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

As of June 30, 2016, we have not made any sales under the Agreement.

Operating and Capital Expenditure Requirements

As of June 30, 2016, we had an accumulated deficit of $44.6 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100, CMX157 and CRV431.  We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The audited financial statements as of June 30, 2016 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt our ability to continue as a going concern without additional capital becoming available attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of June 30, 2016, other than an operating lease for our office space and a capital lease for equipment. The following table summarizes this obligation:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease	$407,117	$128,043	$262,501	$16,573	$—
Capital lease	10,410	10,410	—	—	—

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ContraVir Pharmaceuticals, Inc.

Edison, New Jersey

We have audited the accompanying consolidated balance sheets of ContraVir Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of June 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ContraVir Pharmaceuticals, Inc. and its subsidiaries at June 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and will continue to incur large losses in the future, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO USA, LLP

Woodbridge, New Jersey

September 28, 2016

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2016	2015
Assets
Current Assets:
Cash	$7,403,940	$4,563,165
Prepaid expenses	491,045	681,249
Total Current Assets	7,894,985	5,244,414
Property and equipment, net	80,848	81,441
In-process research and development	3,190,000	—
Goodwill	1,870,924	—
Other assets	69,955	51,344
Total Assets	$13,106,712	$5,377,199
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,252,243	$1,481,393
Accrued expenses	820,894	456,722
Current portion of capital lease	10,410	—
Total Current Liabilities	5,083,547	1,938,115
Contingent consideration	3,320,000	—
Deferred tax liability	1,269,620	—
Derivative financial instruments, at estimated fair value—warrants	2,115,965	—
Total Liabilities	11,789,132	1,938,115
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 1,250,000 and 1,250,000 shares at June 30, 2016 and 2015, respectively	12,500,000	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 120,000 and 120,000 shares at June 30, 2016 and 2015, respectively	1,200,000	1,200,000
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 32,231,241 and 22,276,730 shares issued and outstanding at June 30, 2016 and 2015, respectively	3,224	2,228
Additional paid in capital	32,226,851	17,350,713
Accumulated deficit	(44,612,495)	(27,613,857)
Total Stockholders’ Equity	1,317,580	3,439,084
Total Liabilities and Stockholders’ Equity	$13,106,712	$5,377,199

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	June 30, 2016	June 30, 2015

Revenues	$—	$—

Costs and Expenses:
Research and development	15,019,277	8,403,579
General and administrative	5,786,208	5,556,400
Total Operating Expenses	20,805,485	13,959,979

Loss From Operations	(20,805,485)	(13,959,979)

Other Income (Expense):
Change in fair value of derivative instruments—warrants	3,806,847	(387,898)
Total Other Income (Expense)	3,806,847	(387,898)

Comprehensive Loss	(16,998,638)	(14,347,877)
Series A and B convertible preferred stock beneficial conversion feature accreted as a dividend	—	(7,844,643)
Comprehensive Loss Attributable to Common Shareholders	$(16,998,638)	$(22,192,520)

Weighted Average Common Shares Outstanding
Basic and Diluted	27,060,326	21,754,623

Net loss per Common Share
Basic and Diluted	$(0.63)	$(1.02)

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended June 30, 2016 and 2015

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
						Par	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity (Deficit)
Balance July 1, 2014	—	$—	—	$—	18,479,279	$1,848	$2,486,309	$(5,421,337)	$(2,933,180)
Stock-based compensation expense	—	—	—	—	—	—	2,118,187	—	2,118,187
Stock options granted in excess of authorized limit	—	—	—	—	—	—	(81,689)	—	(81,689)
Reversal of stock option liability upon increase in authorized number of shares	—	—	—	—	—	—	119,167	—	119,167
Restricted common shares issued in exchange of warrants	—	—	—	—	3,794,118	380	4,862,863	—	4,863,243
Issuance of Series A preferred shares	1,250,000	12,500,000	—	—	—	—	—	—	12,500,000
Issuance of Series B preferred shares	—	—	120,000	1,200,000	—	—	—	—	1,200,000
Beneficial conversion feature accreted as deemed dividend	—	—	—	—	—	—	7,844,643	(7,844,643)	—
Stock option exercise	—	—	—	—	3,333	—	1,233	—	1,233
Net loss	—	—	—	—	—	—	—	(14,347,877)	(14,347,877)
Balance June 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,276,730	$2,228	$17,350,713	$(27,613,857)	$3,439,084
Issuance of common stock, net	—	—	—	—	9,929,578	993	19,862,993	—	19,863,986
Fair value of warrants issued in connection with common stock offering, reclassified to derivative liability	—	—	—	—	—	—	(5,922,812)	—	(5,922,812)
Stock option exercise	—	—	—	—	24,933	3	34,090	—	34,093
Stock-based compensation expense	—	—	—	—	—	—	901,867	—	901,867
Net loss	—	—	—	—	—	—	—	(16,998,638)	(16,998,638)
Balance June 30, 2016	1,250,000	$12,500,000	120,000	$1,200,000	32,231,241	$3,224	$32,226,851	$(44,612,495)	$1,317,580

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net loss	$(16,998,638)	$(14,347,877)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	901,867	2,118,187
Stock issued for license expense	—	1,200,000
Change in fair value of derivative instrument—warrants	(3,806,847)	387,898
Depreciation	21,525	16,355
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,135,022	1,516,855
Prepaid expenses and other assets	191,973	(563,974)

Net Cash Used In Operating Activities	(16,555,098)	(9,672,556)

Cash Flows From Investing Activities:

Acquisition of business, net of cash acquired	(495,603)	—
Purchase of property and equipment	(6,603)	(83,269)
Net Cash Used In Investing Activities	(502,206)	(83,269)

Cash Flows From Financing Activities:

Proceeds from the issuance of preferred stock	—	12,500,000
Proceeds from the issuance of common stock and warrants, net	19,863,986	—
Issuance of common stock via stock option exercise	34,093	1,233
Net cash provided by financing activities	19,898,079	12,501,233

Net Increase In Cash	2,840,775	2,745,408
Cash at beginning of period	4,563,165	1,817,757
Cash at end of period	$7,403,940	$4,563,165

Supplementary Disclosure Of Cash Flow Information:
Cash paid for taxes	$—	$—

Supplementary Disclosure Of Non-Cash Financing Activities:
Value of warrants exchanged for common stock	$—	$4,863,243
Fair value of warrants issued in conjunction with common stock offering	$5,922,812	$—
Deemed dividend on preferred stock beneficial conversion feature	$—	$7,844,643

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir”, “Company “we,” “us,” or similar pronouns) is a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or “chickenpox”, and CMX157 to treat Hepatitis B (HBV).

On June 10, 2016, the Company, through a wholly-owned subsidiary now known as ContraVir Research Inc., acquired Ciclofilin Pharmaceuticals, Inc. a biopharmaceutical company incorporated on January 13, 2014 in California and reincorporated in Delaware on October 15, 2014. Ciclofilin Pharmaceuticals, Inc. had one wholly-owned subsidiary, Ciclofilin Pharmaceuticals Corp., incorporated in Canada on January 24, 2014. Together, Ciclofilin Pharmaceuticals, Inc. and Ciclofilin Pharmaceuticals Corp (“Ciclofilin”) are a wholly-owned subsidiary known as ContraVir Research Inc. that specializes in the development of cyclophilin inhibitors, an emerging class of drugs for infectious, inflammatory, and degenerative diseases. Ciclofilin’s lead drug candidate, CRV431, is a potent cyclophilin inhibitor that blocks multiple HBV activities including entry into cells and replication, and is currently in pre-clinical development.

2. Basis of Presentation and Going Concern

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The results of operations for the year ended June 30, 2016 include the results of Ciclofilin from the closing date of the Merger on June 10, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and Ciclofilin Pharmaceuticals Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of June 30, 2016, ContraVir had $7.4 million in cash. Net cash used in operating activities was $16.6 million for the year ended June 30, 2016. Net loss for the year ended June 30, 2016 was $17.0 million. As of June 30, 2016 we had an accumulated deficit of $44.6 million. As of June 30, 2016, ContraVir had working capital of $2.8 million, whereas on June 30, 2015 ContraVir had working capital of $3.3 million. The Company expects to incur losses for the next several years as it expands its research, development and clinical trials of FV-100, CMX157 and CRV431. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

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

Cash

As of June 30, 2016 and 2015, the amount of cash was approximately $7.4 million and $4.6 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Financial instruments consist of cash, accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which were marked to market at the end of each reporting period. See Note 6 for additional information of the fair value of the derivative liabilities.  The Company recorded contingent consideration in its acquisition of Ciclofilin, which is required to be carried at fair value.  See Note 7 for additional information on the fair value of the contingent consideration.

Warrants

The Company issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, were recorded as derivative liabilities under the provisions of FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently the liability was adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities were recorded in the statements of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of certain warrants with a price protection clause deemed to be derivative instruments was determined using a Binomial option-pricing model using varying assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus used model-derived valuations where significant value drivers were unobservable to third parties to determine the fair value and accordingly classified such warrants in Level 3 per ASC 820. This derivative liability was extinguished when the warrants were converted into common stock in August 2014.

The fair value of the warrants, issued in connection with the October 2015 and April 2016 common stock offerings deemed to be derivative instruments due to the put feature on the warrants, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2016, the fair value of such warrants was $2,115,965 which we classified as a long term derivative liability on our balance sheets.  As of June 30, 2015, all previously issued warrants deemed to be derivative instruments were exchanged for shares of common stock of the Company.

Derivative financial instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in the fair value of derivative liabilities are recorded in the statements of operations under the caption “Change in fair value of derivative financial instruments - warrants.” See Note 6 for additional information.

Property, equipment and depreciation

As of June 30, 2016 and 2015, the Company had $80,848 and $81,441, respectively, of property and equipment, consisting primarily of computer equipment and equipment under capital lease. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended June 30, 2016 and 2015 was $21,525 and $16,355, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. The Company will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2016 and 2015.

Lease Accounting

The Company accounts for operating lease transactions by recording rent expense on a straight-line basis over the expected life of the lease, commencing on the date it gains possession of leased property. Capital lease transactions are reflected as a liability at the inception of the lease based on the present value of the minimum lease payments or, if lower, the fair value of the property. Assets under capital leases are recorded in property and equipment, net, in the Consolidated Balance Sheets and depreciated over their estimated useful lives.

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in the Company’s fourth quarter, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Pursuant to ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and No. 2012-02, Intangibles — Goodwill and Other

(Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the goodwill or the acquired IPR&D is impaired. If the Company chooses to first assess qualitative factors and determines that it is not more likely than not goodwill or acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others.

If the Company performs a quantitative assessment of goodwill, it utilizes the two-step approach prescribed under ASC Topic 350. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. The Company tests for impairment at the entity level because it operates on the basis of a single reporting unit. If the carrying value exceeds fair value, the Company then performs Step 2 to measure the amount of impairment loss, if any. In Step 2, the Company estimates the fair value of its individual assets, including identifiable intangible assets, and liabilities to determine the implied fair value of goodwill. The Company then compares the carrying value of its goodwill to its implied fair value. The excess of the carrying value of goodwill over its implied fair value, if any, is recorded as an impairment charge.

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the year ended June 30, 2016.

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on the Company’s consolidated balance sheets at its acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred.

The projected discounted cash flow models used to estimate the fair values of the Company’s IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate.

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, the Company could incur significant charges in the period in which the impairment occurs. There was no impairment of IPR&D for the year ended June 30, 2016.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is ‘‘more-likely-than-not’’ that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the related IPR&D.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC 450”), the Company records accruals for such loss contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized.

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

The Company does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years if at all. Accordingly, our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that the Company has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2016 and 2015, the Company had prepaid research and development costs of $354,542 and $425,699, respectively.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company has a limited trading history in its common stock and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to ContraVir’s accumulated deficit position, no excess tax benefits have been recognized.  In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 4.) which states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

Foreign Exchange

The functional currency of ContraVir and ContraVir Research Inc. is the U.S. dollar. The functional currency of Ciclofilin is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at June 30, 2016.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at June 30, 2016.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company, through its chief operating decision maker, views its operations and manages the business in one segment

Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Due to the net losses incurred and because the exercise price of all liability classified warrants exceeds our average stock market price for the period they were outstanding, all stock equivalents were anti-dilutive, thus, basic and dilutive net loss per share are the same.

Business Combinations

The Company accounts for its business acquisitions, such as our acquisition of Ciclofilin in June of 2016, under the acquisition method of accounting as indicated in FASB ASC 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquired business; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

Contingent consideration assumed in a business combination is remeasured at fair value each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in results from operations.

The acquisition of Ciclofilin closed on June 10, 2016, wherein the Company’s results of operations were impacted by 20 days in the 2016 fiscal year and are included from the acquisition date in the financial statements for all businesses acquired.

4. Recent Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance in the first quarter of fiscal 2019 and early adoption is permitted. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the timing and the impact of these amendments on its statement of cash flows.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May 2016, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

5.  Business Combination

Acquisition of Ciclofilin Pharmaceuticals, Inc.

On June 10, 2016, ContraVir completed its acquisition of 100% of the common stock of Ciclofilin. The transaction provided ContraVir with a product candidate, CRV431, that is in pre-clinical stage development, targeted at treating hepatitis B. CRV431 belongs to a known drug class of cyclophilin inhibitors derived from cyclosporine A, and was designed specifically to optimize potency and selectivity against HBV.

The acquisition-date fair value of the consideration transferred is as follows:

At
June 10,
2016

Cash	$300,000
Notes receivable settled upon closing of transaction	200,000
Contingent consideration	3,320,000
Total consideration	$3,820,000

On April 12, 2016, Ciclofilin issued $200,000 of convertible 1% Notes payable to ContraVir with a maturity date of October 12, 2016. This Note was to be repaid upon the earlier of i) a change in control event or ii) October 12, 2016. In the event of a change of control event in which ContraVir was the acquirer, any amount due from ContraVir to Ciclofilin at closing would be set-off by the principal amount. The Note was effectively settled upon closing of the transaction, with the settlement amount equal to the carrying amount. There was no impact to ContraVir’s consolidated statements of operations as a result of the settlement and the settlement amount is included in total consideration above.

The contingent consideration represents the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones as described below. The contingent consideration was estimated based on a probability-weighted discounted cash flow model, which is an income approach.

Milestone Event under the ContraVir Merger Agreement	Milestone Payment to Stockholders

Upon receipt of Phase I Positive Data from the Phase I trial of CRV431 in humans

(1) Such number of validly issued, fully paid and non-assessable shares of Buyer Common Stock equal to 2.5% of the issued and outstanding Buyer Common Stock on the Closing Date and (2) $1,000,000 by wire transfer of immediately available funds.

Upon receipt of Phase II Positive Data from a proof of concept clinical trial (whether an HBV-positive Phase I clinical trial or a separate Phase II clinical trial, or otherwise) of CRV431 in humans

(1) Such number of validly issued, fully paid and non-assessable shares of Buyer Common Stock equal to 7.5% of the issued and outstanding Buyer Common Stock on the Closing Date and (2) $3,000,000 by wire transfer of immediately available funds.

Upon initiation of a Phase III trial of CRV431	$5,000,000

Upon the acceptance by the U.S. Food and Drug Administration of a new drug application for CRV431	$8,000,000

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to leveraging Tribute’s existing infrastructure. Goodwill is not deductible for tax purposes.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

At
June 10,
2016

Cash	$4,397
Tax receivable	5,504
Prepaid rent	1,769
Property, plant and equipment, net	14,329
Other assets	13,107
In-process research and development	3,190,000
Current portion of capital lease	(10,410)
Deferred tax liability	(1,269,620)
Total net assets acquired	$1,949,076
Goodwill	1,870,924
Total consideration	$3,820,000

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the June 10, 2016 acquisition date.

Acquired In-Process Research and Development

Acquired IPR&D is the estimated fair value of the CRV431 asset at the acquisition date. The Company determined that the estimated fair value of CRV431 was $3,190,000 as of the acquisition date using the Multi-Period Excess Earnings Method, or MPEEM, which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset’s projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

To calculate fair value of CRV431 under the MPEEM, the Company used probability-weighted, projected cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by clinical-stage companies. Cash flows were calculated based on estimated projections of revenues and expenses related to CRV431 and then reduced by a contributory charge on requisite assets employed. Contributory assets included working capital, net fixed assets and assembled workforce. Rates of return on the contributory assets were based on rates used for comparable market participants. Cash flows were assumed to extend through 2040. The resultant cash flows were then discounted to present value using a weighted-average cost of capital for companies with profiles substantially similar to that of ContraVir, which the Company believes represent the rate that market participants would use to value the assets. The Company compensated for the phase of development of the program by applying a probability factor to the estimation of the expected future cash flows. The projected cash flows were based on significant assumptions, including the indication in which development of CRV431 will be pursued, the time and resources needed to complete the development and regulatory approval of CRV431, estimates of revenue and operating profit related to the program considering its stage of development, the life of the potential commercialized product, market penetration and competition, and risks associated with achieving commercialization, including delay or failure to obtain regulatory approvals to conduct clinical studies, failure of clinical studies, delay or failure to obtain required market clearances, and intellectual property litigation.

Deferred Income Tax Liability

The Company recorded a $1,269,620 deferred income tax liability resulting from the acquisition reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of CRV431.

The operating results of Ciclofilin for the period from June 10, 2016 to June 30, 2016, including an operating loss of $69,138, have been included in the consolidated financial statements as of and for the year ended June 30, 2016. The Company incurred approximately $214,000 in transaction costs in connection with the acquisition, which were included in general and administrative expenses within the consolidated statements of operations for the year ended June 30, 2016.

The following supplemental unaudited pro forma information presents the Company’s financial results as if the acquisition of Ciclofilin had occurred on July 1, 2014:

	Year Ended June 30,
	2016 (Unaudited)	2015 (Unaudited)
Total revenues, net	$—	$113,786
Net loss	$(18,912,149)	$(15,106,340)
Basic and diluted net loss per share	$(0.70)	$(1.05)

The above unaudited pro forma information was determined based on the historical GAAP results of ContraVir and Ciclofilin. The unaudited pro forma condensed consolidated results are provided for informational purposes only and are not necessarily indicative of what ContraVir’s consolidated results of operations actually would have been if the acquisition was completed on July 1, 2014 or what the consolidated results of operations will be in the future. The pro forma condensed consolidated net loss includes pro forma adjustments relating to the following significant recurring and non-recurring items directly attributable to the business combination:

(i)	Elimination of interest expense of $67,533 and $47,629 for the years ended June 30, 2016 and 2015 related to Ciclofilin’s convertible notes that were converted to equity as part of the acquisition.
(ii)

Elimination of $414,444 of stock-based compensation expense recorded by Ciclofilin in the year ended June 30, 2016 for the automatic acceleration of vesting of restricted stock awards upon the merger with ContraVir, considered a change in control.

(iii)	Elimination of approximately $214,000 of transaction related costs incurred by ContraVir for the year ended June 30, 2016.

6. Stockholders’ Equity and Derivative Liability — Warrants

Exchange of Warrants for Restricted Stock

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

On December 15, 2014, the Company’s Board of Directors authorized the issuance of 120,000 shares of Series B Convertible Preferred Stock (the “Series B”) in connection with the Company’s exclusive license agreement with Chimerix, Inc., entered into December 17, 2014. (See License Agreement discussion in Note 13). The stated and estimated value of these shares was $10.00 per share based on calculating the value of the series B on a converted-basis less the discount received on the conversion price compared to the stock price on date of issuance.

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

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell the Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

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

As of June 30, 2016, the Company has not made any sales under the Agreement.

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

The Company also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which was not exercised. The gross proceeds to the Company were $15 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $4.4 million was recorded as derivative financial instruments liability - warrants.

The fair value of these liability classified warrants were estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2016:

	October 13, 2015	June 30, 2016
Price of ContraVir common stock	$2.76	$1.04
Expected warrant term (years)	5.00 years	4.28 years
Risk-free interest rate	1.36%	0.86%
Expected volatility	76%	75%
Dividend yield	—	—

On April 4, 2016, the Company closed on a public offering of 4,929,578 shares of its common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under the Company’s current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4.2 million.

Similar to the terms of the warrants issued in October 2015, if the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $1.5 million was recorded as derivative financial instruments liability - warrants.

The fair value of these liability classifed warrants were estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2016:

	April 4, 2016	June 30, 2016
Price of ContraVir common stock	$1.16	$1.04
Expected warrant term (years)	5.00 years	4.76 years
Risk-free interest rate	1.22%	1.01%
Expected volatility	76%	76%
Dividend yield	—	—

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
7/1/2014	Balance of derivative financial instruments liability	4,742,648	$4,475,345
	Change in fair value of warrants immediately prior to conversion, recognized as change in fair value of derivative instruments - warrants in the statement of operations	—	387,898
	Amounts reclassified to additional paid in capital	(4,742,648)	(4,863,243)
6/30/2015	Balance of derivative financial instruments liability	—	—
	Issuance of warrants on October 13, 2015	3,000,000	4,384,523
	Issuance of warrants on April 4, 2015	2,464,789	1,538,289
	Change in fair value of warrants for the year ended June 30, 2016	—	(3,806,847)
6/30/2016	Balance of derivative financial instruments liability	5,464,789	$2,115,965

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2016. There were no such liabilities as of June 30, 2015.

Description	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities related to warrants	$(2,115,965)	$—	$—	$(2,115,965)
Contingent consideration	(3,320,000)	$—	$—	$(3,320,000)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. See Note 6 for a rollfoward of the derivative liability for the years ended June 30, 2016 and 2015. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

As discussed in Note 5, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. At June 30, 2016, there was no change in fair value of the contingent consideration from its initial value as of June 10, 2016.

Acquisition- related Contingent Consideration
Liabilities
Balance at June 30, 2015	$—
Contingent consideration recorded in acquisition	3,320,000
Change in fair value recorded in earnings	—
Balance at June 30, 2016	$3,320,000

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	June 30, 2016	June 30, 2015

IPR&D asset:
CRV431	$3,190,000	$—

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount

Goodwill balance at June 30, 2015	$—
Goodwill from acquisition of Ciclofilin on June 10, 2016	1,870,924
Goodwill balance at June 30, 2016	$1,870,924

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	Year ended June 30, 2016	Year ended June 30, 2015
Research and development	$177,197	$279,682
Professional fees	80,984	60,000
Payroll and related costs	489,823	94,891
Legal fees	8,441	9,091
Other	64,449	13,058
Total accrued expenses	$820,894	$456,722

10. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir had initially reserved 1,500,000 shares of common stock issuable pursuant to the Plan. As of September 30, 2014, the Company had issued 841,270 options over the authorized number of options in the Plan. As per ASC Topic 815-40, the options were accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 6,500,000. Immediately prior to approval, the liability was revalued, and an additional expense was recorded. Upon approval, the cumulative liability of $119,167 was reversed into additional paid-in capital. As of June 30, 2016, the Company had 1,295,522 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. ContraVir recorded the following stock-based compensation expense for the periods shown:

	Year ended June 30, 2016	Year ended June 30, 2015
General and administrative	$839,200	$1,476,474
Research and development	62,667	641,713
Total stock-based compensation expense	$901,867	$2,118,187

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2014	2,341,270	$0.11 - $2.37	$1.61		9.65 years
Granted	1,779,808	$1.50 - $3.83	$1.95
Exercised	(3,333)	—	$0.37
Forfeited	—	—
Balance outstanding, June 30, 2015	4,117,745	$0.11 - $3.83	$1.76		9.04 years
Granted	1,275,000	$0.92 - $4.38	$1.05
Exercised	(24,933)	$0.11 - $2.20	$1.37
Forfeited	(163,334)	$1.50 - $3.60	$1.86
Balance outstanding, June 30, 2016	5,204,478	$0.11 - $4.38	$1.59		8.12 years
Vested awards and those expected to vest at June 30, 2016	5,113,838	$0.11 - $4.38	$1.59	$648,126	8.10 years
Vested and exercisable at June 30, 2016	2,183,140	$0.11 - $3.83	$1.51	$530,015	7.01 years

The weighted-average grant-date fair value of options granted to employees during the years ended June 30, 2016 and 2015 was $0.76 and $1.36 per share. The total fair value of shares vested during the year ended June 30, 2016 was $1.3 million. The total fair value of shares vested during the year ended June 30, 2015 was $1.6 million. Included within the above table are 1,335,734 non-employee options outstanding as of June 30, 2016, of which 655,999 are unvested as of June 30, 2016 and therefore subject to remeasurement. The remeasurement impact for the year ended June 30, 2016 was negative due to the decreases in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2016, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $2.6 million to be recognized over a weighted-average remaining vesting period of approximately 2.18 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the periods indicated.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Stock price	$1.10	$1.90
Risk-free interest rate	1.35%	1.71%
Dividend yield	—	—
Expected volatility	81%	87%
Expected term (in years)	6 years	6 years

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

Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At June 30, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate.

11. Income Taxes

The Company provides for income taxes under ASC 740. Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has not recorded a current or deferred income tax expense or benefit since its inception.

The Company’s loss before income taxes was $16,998,638 and $14,347,877 for the years ended June 30, 2016 and 2015, respectively, and was generated entirely in the United States and Canada.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year Ended June 30, 2016	Year Ended June 30, 2015
Federal net operating loss (“NOL”)	$11,330,100	$4,580,100
State NOL	1,965,700	800,200
Canadian NOL	179,200	—
Stock Compensation & Other	949,700	776,900
Deferred tax valuation allowance	(14,424,700)	(6,157,200)
Net deferred tax asset	$—	$—
Deferred tax liability (In-Process R&D)	(1,269,600)	—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2016 and June 30, 2015. The Company has recorded a net deferred tax liability of $1,269,600 related to in-process research and development as a result of the acquisition of Ciclofilin.  It is the Company’s position that the acquired in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets.

The valuation allowance increased by $8.3 million and $4.7 million for the years ended June 30, 2016 and 2015 due primarily to the generation of net operating losses during the periods.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended June 30, 2016	Year Ended June 30, 2015
U.S. statutory income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	6.9	5.5
Warrant liability	7.6	(0.9)
Valuation allowance	(48.5)	(38.6)
Effective tax rate	—	—

As of June 30, 2016 and June 30, 2015, the Company had U.S. federal and state net operating loss carryforwards of $33.3 million and $13.5 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in June 2034. As of June 30, 2016 and June 30, 2015, the Company also had foreign net operating loss carryforwards of $0.7 and $0.1, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in June 2034.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in ownership of the Company pursuant to Section 382. Although the detailed study of Sec. 382 has not been completed, it is more likely than not that an ownership change under Sec. 382 has not occurred through the Series A and Series B Preferred Stock Issuances.

The Company files income tax returns in the United States, Canada and various state jurisdictions. The Company’s federal and state income tax returns from the year of incorporation, 2013, and forward remain subject to examination by the IRS and state authorities.

The Company had no unrecognized tax benefits or related interest and penalties accrued through June 30, 2016.

12. Loss per Share

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

	Year ended June 30, 2016	Year ended June 30, 2015
Numerator:
Net loss	$(16,998,638)	$(14,347,877)
Preferred stock deemed dividend	—	(7,844,643)
Net loss attributable to common stockholders	$(16,998,638)	$(22,192,520)
Denominator:
Weighted average common shares outstanding	27,060,326	21,754,623
Net loss per share of common stock—basic and diluted	$(0.63)	$(1.02)

The following outstanding securities at June 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year ended June 30, 2016	Year ended June 30, 2015
Common shares issuable upon conversion of Series A preferred stock	26,041,667	26,041,667
Common shares issuable upon conversion of Series B preferred stock	1,071,429	1,071,429
Stock options	5,204,478	4,117,745
Warrants	5,464,789	—
Total	37,782,363	31,230,841

The liability classified warrants disclosed above been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

13.  Commitments and Contingencies

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

The fair value of the Preferred B shares exchanged for the license was determined to be equal to the amount paid per share of the Series A, as the provision of the Preferred B shares were the same as the Preferred A Shares, based on an arm’s length transaction.  Therefore, the fair value of the Preferred B shares issued was $10 per share or $1.2 million. The cost of the license was classified as a research and development expense in the amount of $1.2 million as the compound is early stage, has not yet reached technological feasibility and has no alternative use. As of September 28, 2016, no amounts had been accrued related to the payments Chimerix is eligible to receive.

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

Milestone payments upon occurrence of the following events:

•                  Upon initiation of a Phase 3 clinical trial for a licensed product, $150,000

•                  Upon approval of the first NDA for any licensed product, $250,000

The terms of the BMS Agreement provided for an initial base payment of $1 million, subsequent milestone payments of $3 million and $6 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) our determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the FV-100 assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the FV-100 assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of our patents or any other patent covering the use or sale of the FV-100 assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the BMS Agreement. No milestone payments have been made under this agreement. As of September 28, 2016, no amounts had been accrued related to the remaining payments BMS is eligible to receive.

Contractual Obligations

In August 2014, the Company entered into a lease for corporate office space in Edison, New Jersey. Rent expense for the years ended June 30, 2016 and 2015 was $139,797 and $119,747. Upon acquisition of Ciclofilin on June 10, 2016, the Company also leases space in Edmonton, Canada on a lease on a month to month basis.

The following table summarizes annual rental payments for each of the following fiscal years ended June 30:

2017	$128,043
2018	130,181
2019	132,320
2020	16,573
2021 and thereafter	—
Total	$407,117

Employment Agreements

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

Consulting Agreement

On January 23, 2014, the Company entered into a three year consulting agreement with Chris McGuigan, Ph.D. for scientific and technical advisory services. Dr. McGuigan was a director of the company and was instrumental in the early development of the FV-100 drug candidate. His total compensation under the agreement is a grant of 250,000 common stock options, at an exercise price of $0.37 per share, vesting over three years. Upon his death in March 2016, this consulting agreement was terminated. The Company’s Board of Directors authorized the immediate vesting of his unvested stock options outstanding under this consulting agreement and extended the exercise term from 90 days to four years. The modification to this consulting agreement resulted in an expense of $49,534 recorded in Research & Development expense.

14. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to CMX157. The Company incurred expenses related to the agreement of approximately $127,500 and $2,000 in 2016 and 2015, respectively.

The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. (“CSM”), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs.  James Sapirstein, the CEO of ContraVir, is a director of CSM which is a private company.  For the years ended June 30, 2016 and 2015, the Company incurred expenses related to services performed by CSM of approximately $550,000 and $510,000, respectively. As of June 30, 2016 there was an outstanding payables balance of $69,833.

On June 1, 2016, the Company entered into a consulting agreement with Gabriele Cerrone, one of the Company’s principal stockholders. The agreement is for a term beginning on June 1, 2016 and expires on June 1, 2019.  Pursuant to the consulting agreement Mr. Cerrone is paid $10,000 per month. Either party may terminate the agreement at any time upon 30 days prior written notice. On June 16, 2016, Mr. Cerrone was issued 360,000 stock options which vest in 10,000 increments on a monthly basis over 3 years.

15. Subsequent events

Certain holders of the Company’s preferred stock elected to convert approximately 1,000,000 shares of Series A Preferred Stock into approximately 21.4 million shares of the Company’s common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective. We intend to implement remedial measures designed to address these material weaknesses.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of June 30, 2016, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended June 30, 2016.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2016 Proxy Statement), no later than October 28, 2016, and certain information to be included in the 2016 Proxy Statement is incorporated herein by reference.

Item 10.                            Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 11.                            Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13.                            Certain Relationships, Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.                            Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of ContraVir Pharmaceuticals, Inc. appearing on page 61 of this report.

(a)(2)	Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.

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

Exhibit Number	Exhibit Description
3.1(a)

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

3.1(c)

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

10.3

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

10.4

First Amendment to Patent and Technology License Agreement, effective as of March 27, 2007, by and between University College Cardiff Consultant Limited and Contravir Research Incorporated (filed as Exhibit 10.7 to the Company’s registration statement on Form 10-12G/A which was filed with the Securities and Exchange Commission on December 24, 2013 and incorporated herein by reference).

Exhibit Number	Exhibit Description
10.5

Executive Agreement, dated March 19, 2014, between ContraVir Pharmaceuticals, Inc. and James Sapirstein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2014 and incorporated herein by reference.)*.

10.6

Executive Agreement, dated April 1, 2016, between ContraVir Pharmaceuticals, Inc. and John Cavan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2016 and incorporated herein by reference.)*

10.7

Form of Stock Purchase Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2014 and incorporated herein by reference.)

10.8

Executive Agreement, dated January 19, 2015, between ContraVir Pharmaceuticals, Inc. and Dr. John Sullivan-Bolyai (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2015 and incorporated herein by reference.)*

10.9

License Agreement effective as of December 2014 by and between Chimerix, Inc. and ContraVir Pharmaceuticals, Inc. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 12, 2015 and incorporated herein by reference). †

10.10	2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference).*
10.11

Executive Agreement, dated June 10, 2016, between ContraVir Pharmaceuticals, Inc. and Dr. Robert Foster (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on  June 13, 2016 and incorporated herein by reference.)*

21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: September 28, 2016

CONTRAVIR PHARMACEUTICALS, INC.

By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Sapirstein, and John Cavan, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES SAPIRSTEIN	Chief Executive Officer and Director	September 28, 2016
James Sapirstein	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer (Principal	September 28, 2016
John Cavan	Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	September 28, 2016
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	September 28, 2016
John Brancaccio

/s/ ARNOLD LIPPA	Director	September 28, 2016
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	September 28, 2016
Timothy Block

/s/ THOMAS ADAMS	Director	September 28, 2016
Thomas Adams