Form 10-Q
period 2016-09-30
ContraVir Pharmaceuticals, Inc.
filed 2016-11-14
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-36856

CONTRAVIR PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-2783806 (I.R.S. Employer Identification No.)
399 Thornall Street, First Floor, Edison, New Jersey (Address of principal executive offices)
08837 (Zip Code)

(732) 902-4000
(Registrant's telephone number)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of the registrant's shares of common stock outstanding was 59,944,875 as of November 14, 2016.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended June 30, 2016 contained in the Company's Annual Report on Form 10-K ("Form 10-K") filed with the Securities and Exchange Commission ("SEC") on September 28, 2016. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$3,028,160	$7,403,940
Prepaid expenses	585,206	491,045

Total Current Assets	3,613,366	7,894,985
Property and equipment, net	73,794	80,848
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	68,377	69,955

Total Assets	$8,816,461	$13,106,712

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$4,397,010	$4,252,243
Accrued expenses	765,049	820,894
Current portion of capital lease	—	10,410

Total Current Liabilities	5,162,059	5,083,547
Contingent consideration	3,325,000	3,320,000
Deferred tax liability	1,269,620	1,269,620
Derivative financial instruments, at estimated fair value-warrants	2,055,803	2,115,965

Total Liabilities	11,812,482	11,789,132

Commitments and contingencies (Note 12)
Stockholders' (Deficit) Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares
Series A convertible preferred stock, stated value $10.00 per share, 183,091 and 1,250,000 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	1,830,908	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, 0 and 120,000 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	—	1,200,000
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, 55,591,945 and 32,231,241 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	5,560	3,224
Additional paid-in capital	44,596,903	32,226,851
Accumulated deficit	(49,429,392)	(44,612,495)

Total Stockholders' (Deficit) Equity	(2,996,021)	1,317,580

Total Liabilities and Stockholders' (Deficit) Equity	$8,816,461	$13,106,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Revenues	$—	$—

Costs and Expenses:
Research and development	3,129,708	3,765,715
General and administrative	1,747,351	1,078,727

Loss from Operations	(4,877,059)	(4,844,442)

Change in fair value of derivative instruments-warrants	60,162	—

Net loss	$(4,816,897)	$(4,844,442)

Other comprehensive income
Foreign currency translation adjustment	—	—

Comprehensive loss	$(4,816,897)	$(4,844,442)

Weighted Average Common Shares Outstanding
Basic and Diluted	37,919,087	22,289,647

Net Loss per Common Share
Basic and Diluted	$(0.13)	$(0.22)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value
	Shares	Amount	Shares	Amount	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance June 30, 2016	1,250,000	$12,500,000	120,000	$1,200,000	32,231,241	$3,224	$32,226,851	$(44,612,495)	$1,317,580
Issuance of common stock, net	—	—	—	—	54,000	5	56,155	—	56,160
Conversion of preferred stock to common stock	(1,066,909)	(10,669,092)	(120,000)	(1,200,000)	23,298,704	2,330	11,866,762	—	—
Stock based compensation expense	—	—	—	—	—	—	444,956	—	444,956
Exercise of stock options	—	—	—	—	8,000	1	2,179	—	2,180
Net loss	—	—	—	—	—	—	—	(4,816,897)	(4,816,897)

Balance September 30, 2016	183,091	$1,830,908	—	$—	55,591,945	$5,560	$44,596,903	$(49,429,392)	$(2,996,021)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net loss	$(4,816,897)	$(4,844,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	501,116	10,909
Change in fair value of derivative instrument-warrants	(60,162)	—
Change in fair value of contingent consideration	5,000	—
Depreciation and amortization expense	7,054	5,322
Changes in operating assets and liabilities:
Accounts payable and accrued expense	88,922	2,276,921
Current portion of capital lease	(10,410)	—
Prepaid expenses and other assets	(92,583)	(247,525)

Net Cash used in Operating Activities	(4,377,960)	(2,798,815)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(6,603)

Net Cash used in Investing Activities	—	(6,603)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock
Issuance of common stock via stock option exercise	2,180	33,365

Net Cash provided by Financing Activities	2,180	33,365

Net decrease in cash	(4,375,780)	(2,772,053)
Cash at beginning of period	7,403,940	4,563,165

Cash at end of period	$3,028,160	$1,791,112

Supplementary Disclosure Of Non-Cash Financing Activities:
Conversion of Series A convertible preferred stock	$10,669,092	—
Conversion of Series B convertible preferred stock	$1,200,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

        ContraVir Pharmaceuticals Inc. ("ContraVir" or the "Company") is a biopharmaceutical company focused primarily on the clinical development of FV-100 to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or "chickenpox", and CMX157 to treat Hepatitis B (HBV).

        On June 10, 2016, the Company, through a wholly-owned subsidiary now known as ContraVir Research Inc., acquired Ciclofilin Pharmaceuticals, Inc. a biopharmaceutical company incorporated on January 13, 2014 in California and reincorporated in Delaware on October 15, 2014. Ciclofilin Pharmaceuticals, Inc. had one wholly-owned subsidiary, Ciclofilin Pharmaceuticals Corp., incorporated in Canada on January 24, 2014. Together, Ciclofilin Pharmaceuticals, Inc. and Ciclofilin Pharmaceuticals Corp ("Ciclofilin") are a wholly-owned subsidiary known as ContraVir Research Inc. that specializes in the development of cyclophilin inhibitors, an emerging class of drugs for infectious, inflammatory, and degenerative diseases. Ciclofilin's lead drug candidate, CRV431, is a potent cyclophilin inhibitor that blocks multiple HBV activities including entry into cells and replication, and is currently in pre-clinical development.

2. Basis of Presentation and Going Concern

        These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission ("SEC") and United States generally accepted accounting principles ("GAAP") for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2016 contained in the Company's Annual Report on Form 10-K ("Form 10-K") filed with the Securities and Exchange Commission ("SEC") on September 28, 2016.

Principles of Consolidation

        The consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and Ciclofilin Pharmaceuticals Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

        As of September 30, 2016, the Company had $3.0 million in cash. Net cash used in operating activities was $4.4 million for the three months ended September 30, 2016. Net loss for the three months ended September 30, 2016 was $4.8 million. As of September 30, 2016, the Company had negative working capital of $1.5 million.

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

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Going Concern (Continued)

        The Company will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidate and to continue to fund operations at its current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company's ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, it may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product its candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

Significant Accounting Policies

        The Company's significant accounting policies are disclosed in the audited financial statements for the year ended June 30, 2016 included in the Company's Form 10-K filed with the SEC on September 28, 2016. Since the date of such financial statements, there have been no changes to the Company's significant accounting policies.

Cash

        As of September 30, 2016 and June 30, 2016, the amount of cash was approximately $3.0 million and $7.4 million, respectively, consisting of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Going Concern (Continued)

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

Derivative financial instruments

        The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging ("ASC 815") upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the statements of operations under the caption "Change in fair value of derivative financial instruments—warrants." See Note 4 for additional information.

Research and Development

        Research and development costs, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, license costs, regulatory and scientific consulting fees, as well as contract research, insurance and FDA consultants, are accounted for in accordance with ASC Topic 730, Research and Development, ("ASC 730"). Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

        ContraVir does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years if at all. Accordingly, our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

2. Basis of Presentation and Going Concern (Continued)

ContraVir has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

        Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2016 and June 30, 2016, the Company had prepaid research and development costs of $411,895 and $354,542.

Share-based payments

        ASC Topic 718 "Compensation—Stock Compensation" ("ASC 718") requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, the Company issues stock options with only service based vesting conditions and records the expense for these awards using the straight-line method.

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. ContraVir has a limited trading history in its common stock and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

        The Company accounts for stock options issued to non-employees in accordance with ASC Topic 505-50 "Equity-Based Payment to Non-Employees" and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is remeasured using the then-current fair value of the Company's common stock and updated assumption inputs in the Black-Scholes option-pricing model.

        ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to ContraVir's accumulated deficit position, no excess tax benefits have been recognized.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        The acquisition-date fair value of the consideration transferred was as follows:

At June 10, 2016
Cash	$300,000
Notes receivable settled upon closing of transaction	200,000
Contingent consideration	3,320,000

Total consideration	$3,820,000

        On April 12, 2016, Ciclofilin issued $200,000 of convertible 1% Notes payable to ContraVir with a maturity date of October 12, 2016. This Note was to be repaid upon the earlier of i) a change in

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Business Combination (Continued)

control event or ii) October 12, 2016. In the event of a change of control event in which ContraVir was the acquirer, any amount due from ContraVir to Ciclofilin at closing would be set-off by the principal amount. The Note was effectively settled upon closing of the transaction, with the settlement amount equal to the carrying amount. There was no impact to ContraVir's consolidated statements of operations as a result of the settlement and the settlement amount is included in total consideration above.

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

        The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to leveraging Tribute's existing infrastructure. Goodwill is not deductible for tax purposes.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Business Combination (Continued)

        The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition:

At June 10, 2016
Cash	$4,397
Tax receivable	5,504
Prepaid rent	1,769
Property, plant and equipment, net	14,329
Other assets	13,107
In-process research and development	3,190,000
Current portion of capital lease	(10,410)
Deferred tax liability	(1,269,620)

Total net assets acquired	1,949,076
Goodwill	1,870,924

Total consideration	$3,820,000

        There were no measurement period adjustments recorded in the three months ended September 30, 2016.

  Acquired In-Process Research and Development

        Acquired IPR&D is the estimated fair value of the CRV431 asset at the acquisition date. The Company determined that the estimated fair value of CRV431 was $3,190,000 as of the acquisition date using the Multi-Period Excess Earnings Method, or MPEEM, which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset's projected incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life.

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

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Business Combination (Continued)

delay or failure to obtain regulatory approvals to conduct clinical studies, failure of clinical studies, delay or failure to obtain required market clearances, and intellectual property litigation.

  Deferred Income Tax Liability

        The Company recorded a $1,269,620 deferred income tax liability resulting from the acquisition reflecting the tax impact of the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset deferred tax assets when analyzing the Company's valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of CRV431.

5. Stockholder's Equity and Derivative Liability

Preferred stock, Common Stock and Warrant Offering

        On October 14, 2014, the Company closed a private offering of Series A Convertible Preferred Stock (the "Series A") and issued 900,000 shares of Series A preferred at $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company also granted the purchaser the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The Series A are classified as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company issued an additional 50,000 shares of Series A preferred at $10.00 per share on December 23, 2014, an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015 and an additional 270,000 shares on February 26, 2015, resulting in the issuance of a total of $1.25 million shares of Series A Preferred stock generating aggregate gross proceeds of $12.5 million. Further, on December 17, 2014, the Company licensed CMX157 from Chimerix in exchange for an upfront payment of 120,000 shares of our Series B Preferred stock valued at $1.2 million.

        During the period from August 5, 2016 to September 29, 2016, certain holders of the Company's Series A Convertible Preferred Stock elected to convert approximately 1.1 million shares of Series A Convertible Preferred stock into approximately 22.2 million shares of the Company's common stock. In addition, in September 2016, the holder of the Company's Series B Convertible Preferred stock elected to convert the outstanding 120,000 shares of Series B Convertible Preferred stock into approximately 1.1 million shares of the Company's common stock

        On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under the Company's current shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The Company also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which was not exercised. The gross proceeds to the Company were $15 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's Equity and Derivative Liability (Continued)

        If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property ("Fundamental transaction"), then the Company shall pay at the holder's option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company's statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $4.4 million was recorded as derivative financial instruments liability—warrants.

        The fair value of these liability classified warrants were estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

        The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2016:

	June 30, 2016	September 30, 2016
Price of ContraVir common stock	$2.76	$1.07
Expected warrant term (years)	5.00 years	4.03 years
Risk-free interest rate	1.36%	1.01%
Expected volatility	76%	74%
Dividend yield	—	—

        On April 4, 2016, the Company closed on a public offering of 4,929,578 shares of its common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under the Company's current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4.2 million.

        Similar to the terms of the warrants issued in October 2015, if the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property ("Fundamental transaction"), then the Company shall pay at the holder's option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's Equity and Derivative Liability (Continued)

the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company's statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $1.5 million was recorded as derivative financial instruments liability—warrants.

        The fair value of these liability classified warrants were estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company's common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

        The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2016:

	June 30, 2016	September 30, 2016
Price of ContraVir common stock	$1.16	$1.07
Expected warrant term (years)	5.00 years	4.51 years
Risk-free interest rate	1.22%	1.14%
Expected volatility	76%	74%
Dividend yield	—	—

        The following table sets forth the components of changes in the Company's derivative financial instruments liability balance for the three months ended September 30, 2016:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
July 1, 2016	Balance of derivative financial instruments liability	5,464,789	$2,115,965
	Change in fair value of warrants for the three months ended September 30, 2016	—	(60,162)
September 30, 2016	Balance of derivative financial instruments liability	5,464,789	$2,055,803

Controlled Equity Offering Sales Agreement

        On March 9, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the "Agreement"), with Cantor Fitzgerald & Co., as sales agent ("Cantor"), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company's common stock, par value $0.0001 per share (the "Shares"), up to an aggregate offering price of $50.0 million. The Company intends to use the net proceeds from these sales to fund research and development activities, including the Phase 3 clinical trial of FV-100, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's Equity and Derivative Liability (Continued)

        Under the Agreement, Cantor may sell the Shares by methods deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of The NASDAQ Capital Market, to sell the Shares from time to time, based upon the Company's instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

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

        As of September 30, 2016, the Company has not made any sales under the Agreement.

6. Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2016 and June 30, 2016.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2016
Derivative liabilities related to warrants	$(2,055,803)	$—	$—	$(2,055,803)
Contingent consideration	$(3,325,000)	$—	$—	$(3,325,000)
As of June 30, 2016
Derivative liabilities related to warrants	$(2,115,965)	$—	$—	$(2,115,965)
Contingent consideration	$(3,320,000)	$—	$—	$(3,320,000)

        The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities-warrants in the Company's statement of operations. See Note 5 for a rollfoward of the derivative liability for the three months ended September 30, 2016. The financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

        As discussed in Note 4, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. Fair Value Measurements (Continued)

and was estimated based on a probability-weighted discounted cash flow model. The following table presents the change in fair value of the contingent consideration as of September 30, 2016.

Acquisition- related Contingent Consideration
Liabilities
Balance at June 30, 2016	$3,320,000
Change in fair value recorded in earnings	5,000

Balance at September 30, 2016	$3,325,000

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

        The Company's IPR&D asset consisted of the following at:

	September 30, 2016	June 30, 2016
IPR&D asset:
CRV431	$3,190,000	$3,190,000

        No impairment losses were recorded on IPR&D during the three months ended September 30, 2016.

Goodwill

        The table below provides a roll-forward of the Company's goodwill balance:

Amount
Goodwill balance at July 1, 2016	$1,870,924
Changes during the three months ended September 30, 2016	—

Goodwill balance at September 30, 2016	$1,870,924

        No impairment losses were recorded on goodwill during the three months ended September 30, 2016.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. Accrued Liabilities

        The Company's accrued expenses consist of the following:

	September 30, 2016	June 30, 2016
Research and development	$368,296	$177,197
Professional fees	90,375	80,984
Payroll and related costs	277,101	489,823
Legal fees	3,469	8,441
Other	25,808	64,449

Total accrued expenses	$765,049	$820,894

9. Accounting for Share-Based Payments

        On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the "Plan"). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 6,500,000 shares of common stock issuable pursuant to the Plan. As of September 30, 2016, the Company had 753,544 shares of common stock available for grant under the Plan.

        The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. For the three months ended September 30, 2016 and 2015, ContraVir recorded the following stock based compensation expense:

	Three months ended September 30, 2016	Three months ended September 30, 2015
General and administrative	$83,770	$123,643
Research and development	361,186	(112,734)

Total stock-based compensation expense	$444,956	$10,909

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Accounting for Share-Based Payments (Continued)

        A summary of stock option activity and of changes in stock options outstanding under the Plan for the three months ended September 30, 2016 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2016	5,204,478	$0.11–$4.38	$1.59		$8.1 years
Granted	541,978	$1.04–$1.12	$1.08
Exercised	(8,000)	$.0.11–$0.37	$0.27

Balance outstanding, September 30, 2016	5,738,456	$0.11–$4.38	$1.54		$8.0 years
Vested awards and those expected to vest at September 30, 2016	5,635,922	$0.11–$4.38	$1.54
Vested and exercisable at September 30, 2016	2,320,973	$0.11–$4.38	$1.50		$8.0 years

        The weighted-average grant-date fair value per share of options granted to employees during the three months ended September 30, 2016 and 2015 was $0.72 and $3.40. The total fair value of shares vested during the three months ended September 30, 2016 was $103,597. No shares vested during the three months ended September 30, 2015. Included within the above table are 1.4 million non-employee options outstanding as of September 30, 2016, of which 0.7 million are unvested as of September 30, 2016 and therefore subject to remeasurement.

        The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.

        As of September 30, 2016, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $2.6 million to be recognized over a weighted-average remaining vesting period of approximately 1.45 years.

        The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the three months ended September 30, 2016.

Three months ended September 30, 2016
Stock price	$1.07
Risk-free interest rate	1.25%
Dividend yield	—
Expected volatility	80.5%
Expected term (in years)	5.7 years

        Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company's stock options.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Accounting for Share-Based Payments (Continued)

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

        In December 2007, the SEC issued SAB No. 110, Share-Based Payment, ("SAB No. 110"). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with ASC 718. The Company will use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, the Company has "plain-vanilla" stock options, and therefore used a simple average of the vesting period and the contractual term for options granted as permitted by SAB No. 107.

        Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses its actual forfeiture rate of 3%.

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

	Three months ended
	September 30, 2016	September 30, 2015
Net loss	$(4,816,897)	$(4,844,442)

Weighted average common shares outstanding	37,919,087	22,289,647

Net loss per share of common stock—basic and diluted	$(0.13)	$(0.22)

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

10. Loss per Share (Continued)

        The following outstanding securities at September 30, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Common shares issuable upon conversion of Series A preferred stock	3,814,396	26,041,667
Common shares issuable upon conversion of Series B preferred stock	—	1,071,429
Stock options	5,738,456	4,109,412
Warrants	5,464,789	—

Total	15,017,641	31,222,508

        The liability classified warrants disclosed above been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company's common stock during the three months ended September 30, 2016.

11. Commitments and Contingencies

  License Agreement with Chimerix, Inc.

        On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix pursuant to which the Company has licensed CMX157 from Chimerix for further clinical development and commercialization. CMX157 is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, ContraVir licensed CMX157 from Chimerix in exchange for an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock. In addition, Chimerix is eligible to receive up to approximately $20.0 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days' prior written notice to Chimerix.

        The fair value of the Preferred B shares exchanged for the license was determined to be equal to the amount paid per share of the Series A, as the provision of the Preferred B shares were the same as the Preferred A Shares, based on an arm's length transaction. Therefore, the fair value of the Preferred B shares issued was $10.00 per share or $1.2 million. The cost of the license was classified as a research and development expense in the amount of $1.2 million as the compound is early stage, has not yet reached technological feasibility and has no alternative use. As of the date of this report, no amounts had been accrued related to the milestone payments Chimerix is eligible to receive.

  License Agreement with University College Cardiff Consultants Limited ("Cardiff")

        On June 10, 2013, the Company and Synergy entered into a Contribution Agreement, as amended and restated on August 5, 2013, or the Contribution Agreement, to transfer to the Company the FV-100 assets, in exchange for the issuance to Synergy of 9,000,000 shares of the Company's common

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Commitments and Contingencies (Continued)

stock representing 100% of the outstanding shares of the Company's common stock as of immediately following such issuance. Pursuant to the Contribution Agreement, Synergy transferred ownership of all intellectual property rights acquired from Bristol-Myers Squibb ("BMS") including all historical research, clinical study protocols, data, results and patents related to the FV-100 assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the asset purchase agreement, dated August 17, 2012, by and between Synergy and BMS, or the BMS Agreement.

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

    •
    Upon initiation of a Phase 3 clinical trial for a licensed product, $150,000

    •
    Upon approval of the first NDA for any licensed product, $250,000

        The terms of the BMS Agreement provided for an initial base payment of $1.0 million, subsequent milestone payments of $3.0 million and $6.0 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Commitments and Contingencies (Continued)

$125.0 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) our determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the FV-100 assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the FV-100 assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of our patents or any other patent covering the use or sale of the FV-100 assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the BMS Agreement. No milestone payments have been made under this agreement and as of the date of this report, no amounts had been accrued related to the remaining milestone payments BMS is eligible to receive.

12. Related Party Transactions

        One of the Company's Directors, Timothy Block, is President of the Baruch S. Blumberg Institute ("Blumberg Institute"). On May 29, 2015, the Company entered into a Sponsored Research Agreement ("Agreement") with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to CMX157. The Company incurred expenses related to the agreement of approximately $25,000 and $102,500 for the three months ended September 30, 2016 and 2015, respectively.

        The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. ("CSM"), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs. James Sapirstein, CEO of ContraVir, was a director of CSM, which is a private company, until October 15, 2016. For the three months ended September 30, 2016 and 2015, the Company incurred expenses related to services performed by CSM of approximately $55,000 and $81,000, respectively. As of September 30, 2016 there was an outstanding payables balance of approximately $40,000.

        The Company is a party to a Consulting agreement dated June 1, 2016 with Gabriele Cerrone. Mr. Cerrone is a principal stockholder of the Company and provides general corporate consulting services. For the three months ended September 30, 2016 and 2015, the Company incurred expenses related to services performed by Mr. Cerrone of $30,000 and $0, respectively.

13. Subsequent Event

        During October and November 2016, the Company sold approximately 3.7 million shares of the Company's common stock resulting in net proceeds of approximately $8.5 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent (see note 5).

        In November 2016, the Company transferred state net operating loss tax credits and received approximately $1.9 million in connection with the sale of the state net operating losses to a third party. The Company received approval for the sale of net operating losses through participation in the 2016 New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as "plan," "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

        The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-K ("Form 10-K") as of and for the year ended June 30, 2016 filed with the United States Securities and Exchange Commission ("SEC") on September 28, 2016. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

Business Overview

        We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus ("HBV") infections. We are developing two compounds to treat HBV infection, CMX157 and CRV431. CMX157 is a highly potent oral lipid prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections. CRV431 is a novel drug candidate also designed for the treatment of HBV infection. CRV431 is a novel drug candidate also designed for the treatment of HBV infection. CRV431, a non-immunosuppressive analog of cyclosporine that we acquired through our merger with Ciclofilin Pharmaceuticals Inc. CRV431 has been designed to target enzymes ("cyclophilins") that play a key role in the HBV viral life cycle. We are also developing an antiviral asset known as FV-100, FV-100 is an orally available, small molecule compound being developed for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV, the cause of Chickenpox.

CMX 157

        CMX157 is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. CMX157's novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. We intend to develop CMX157 for the treatment of chronic Hepatitis B Virus (HBV) infection and have completed a Phase 1b clinical trial in healthy volunteers, demonstrating a favorable safety, tolerability and drug distribution profile. We are currently testing CMX157 in a Phase 2a proof of concept study testing multiple doses of CMX 157 versus Viread®.

        We licensed CMX157 from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at the time of the deal. During September 2016, Chimerix elected to convert their Series B Preferred stock into approximately 1.0 million shares of our common stock. We have a composition of matter patent for CMX157 providing intellectual property protection to at least 2031. The decision to develop CMX157 for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. The strategy for CMX157 is to develop the compound to serve as the backbone therapy in future HBV combination therapies. We will be seeking to submit an Investigational New Drug application ("IND") to support an initiation of our HBV clinical development program in the U.S during the first half of 2017.

CRV431

        CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many types. Cyclophilins play a role in health and in the pathogenesis of certain diseases, and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. And, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the life cycle of certain viruses, including for example, HBV, HIV, and hepatitis C virus ("HCV") infections. CRV431 has been developed to inhibit the role of host cyclophilins and therefore interfere in the propagation of these viruses. CRV431 does not directly target the virus and, as such, should be less susceptible to drug resistance, borne from viral mutations.

        Thus far, in vitro testing of CRV431 has been conducted in-house and in collaboration with external groups including for example, the Scripps Research Institute ("Scripps"). Data in various cell lines of either transfected or infected HBV demonstrates nanomolar efficacy (EC50 values) and micromolar toxicity (CC50 values). The selective index (SI), therefore, is wide and suggests that CRV431 presents a viable clinical drug candidate for the treatment of viral infections, including HBV. Additional testing in a transgenic mouse model of HBV indicated that CRV431 reduced HBV DNA in the liver. In a non-alcoholic steatohepatitis (NASH) mouse model, CRV431 demonstrated anti-fibrotic potential, thus addressing an important concern of the downstream effects of chronic HBV infection and liver disease. Both animal models confirmed that CRV431 is orally active and appeared to be well tolerated.

FV-100

        FV-100 is an orally available, small molecule, nucleoside analogue pro-drug of CF-1743 that we are developing for the treatment of herpes zoster, which is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. FV-100 is being developed specifically for the treatment of shingles. Nucleoside analogs are capable of disrupting replication of the virus. FV-100 is a pro-drug of CF-1743, which enables us to take advantage of FV-100's more readily absorbed properties compared to CF-1743 when given orally. FV-100 is then broken down to the active moiety, CF-1743, upon entry into the blood stream. Published preclinical studies demonstrate that FV-100 is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. We conducted an extensive review of the clinical data from the completed Phase 2 trial, including performing post-hoc analyses. We performed additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc. We also evaluated a number of clinical, regulatory and commercial pathways for the potential future development of

FV-100. Based upon the analyses of the completed Phase 2 study coupled with the additional market research, we approached the FDA to discuss our clinical development program and requested an End of Phase 2 (EoP2) meeting. The meeting was granted and the result was a streamlined development plan for FV-100 that allowed us to proceed directly into a Phase 3 trial without the need to conduct any additional Phase 2 studies. We had satisfied these criteria and initiated Protocol 007 during the second quarter of 2015.

        In parallel to the Phase 3 initiation, Study 008, a drug-drug interaction trial was conducted during January-March, 2015. The study's objective was to highlight potential drug interactions with compounds which are metabolized using the CYP450 pathway. This is a very common trial in virology and in drug development overall.

FINANCIAL OPERATIONS OVERVIEW

        From inception through September 30, 2016, we have sustained an accumulated deficit of approximately $49.4 million. From inception through September 30, 2016, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

        Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K ("Form 10-K") as of and for year ended June 30, 2016, filed with the SEC on September 28, 2016. There have been no changes to our critical accounting policies since June 30, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of September 30, 2016.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2016 and 2015

	Three months ended
	September 30, 2016	September 30, 2015	Change
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	3,129,708	3,765,715	(636,007)
General and administrative	1,747,351	1,078,727	668,624

Loss from operations	(4,877,059)	(4,844,442)	(32,617)

Change in fair value of derivative instruments-warrants	60,162	—	60,162

Net loss	$(4,816,897)	$(4,844,442)	$27,545

        We had no revenues during the three months ended September 30, 2016 or 2015 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses decreased approximately $0.7 million from $3.8 million for the three months ended September 30, 2015 to $3.1 million for the three months ended September 30, 2016, which decrease was comprised primarily of $1.5 million lower costs associated with the development of FV-100 offset by a $0.8 million increase in development costs associated with the Phase 2a trial of CMX-157.

        General and administrative expenses increased approximately $0.7 million from $1.1 million for the three months ended September 30, 2015 to $1.8 million for the three months ended September 30, 2016. Such increase was primarily due to a $0.3 million increase in costs associated with increased employee headcount and consulting fees and $0.3 million of increased other operating costs associated with being a public company.

        Net loss decreased approximately $0.03 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2016, such decrease was a result of the operating expenses discussed above, and a gain resulting from the change in fair value of derivative instruments-warrants of approximately $60,000.

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes our cash flows for the three months ended September 30, 2016 and 2015:

	Three months ended
	September 30, 2016	September 30, 2015
Net cash (used in) provided by:
Operating activities	$(4,377,960)	$(2,798,815)
Investing activities	—	(6,603)
Financing activities	2,180	33,365

Net decrease in cash	$(4,375,780)	$(2,772,053)

        As of September 30, 2016, we had $3.0 million in cash. Net cash used in operating activities was approximately $4.4 million for the year ended September 30, 2016. As of September 30, 2016, we had a working capital deficit of $1.5 million, as compared to working capital of $1.5 million as of September 30, 2015.

        On March 9, 2015, we entered into a Controlled Equity Offering Sales Agreement (the "Agreement"), with Cantor Fitzgerald & Co., as sales agent ("Cantor"), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the "Shares"), up to an aggregate offering price of $50.0 million. We intend to use the net proceeds from these sales to fund our research and development activities, including our Phase 3 clinical trial of FV-100, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

        Under the Agreement, Cantor may sell the Shares by methods deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the "Securities Act"), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions.

        We are not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or us. We will pay Cantor a commission of up to 3.0% of the gross sales price per share sold.

        As of September 30, 2016, we had not made any sales under the Agreement. During October and November 2016, we sold approximately 3.7 million shares of our common stock resulting in net proceeds of approximately $8.5 million under the Agreement.

        In November 2016, the Company transferred state net operating loss tax credits and received approximately $1.9 million in connection with the sale of the state net operating losses to a third party. The Company received approval for the sale of net operating losses through participation in the 2016 New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Operating and Capital Expenditure Requirements

        As of September 30, 2016, we had an accumulated deficit of $49.4 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of FV-100, CMX157 and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

        Our unaudited financial statements as of September 30, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited June 30, 2016 financial statements that included an explanatory paragraph referring to our recurring losses from operations and stockholder's deficit; and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

        Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended September 30, 2016.

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

CONTRAVIR PHARMACEUTICALS, INC. (Registrant)
Date: November 14, 2016	By:	/s/ JAMES SAPIRSTEIN James Sapirstein President and Chief Executive Officer
Date: November 14, 2016	By:	/s/ JOHN CAVAN John Cavan Chief Financial Officer