Form 10-Q
period 2016-12-31
ContraVir Pharmaceuticals, Inc.
filed 2017-02-14
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: December 31, 2016
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

        The number of the registrant's shares of common stock outstanding was 62,779,667 as of February 08, 2017.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2016 (unaudited) and June 30, 2016	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2016 (unaudited) and the Three and Six Months Ended December 31, 2015 (unaudited)	2
	Unaudited Consolidated Condensed Statement of Changes in Stockholders' Equity for the Six Months Ended December 31, 2016	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 (Unaudited) and 2015 (Unaudited)	4
	Unaudited Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II—OTHER INFORMATION
Item 6.	Exhibits	32
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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$10,551,721	$7,403,940
Prepaid expenses	306,979	491,045

Total Current Assets	10,858,700	7,894,985
Property and equipment, net	79,993	80,848
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	68,377	69,955

Total Assets	$16,067,994	$13,106,712

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,302,958	$4,252,243
Accrued expenses	921,193	820,894
Current portion of capital lease	—	10,410

Total Current Liabilities	3,224,151	5,083,547
Contingent consideration	3,325,000	3,320,000
Deferred tax liability	1,269,620	1,269,620
Derivative financial instruments, at estimated fair value—warrants	2,371,558	2,115,965

Total Liabilities	10,190,329	11,789,132
Stockholders' Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares
Series A convertible preferred stock, stated value $10.00 per share, 123,111 and 1,250,000 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	1,231,108	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, 0 and 120,000 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	—	1,200,000
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, 62,779,667 and 32,231,241 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	6,279	3,224
Additional paid-in capital	58,575,157	32,226,851
Accumulated deficit	(53,934,879)	(44,612,495)

Total Stockholders' Equity	5,877,665	1,317,580

Total Liabilities and Stockholders' Equity	$16,067,994	$13,106,712

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—
Costs and Expenses:
Research and development	4,317,644	4,042,217	7,447,352	7,807,932
General and administrative	1,704,674	1,471,836	3,452,025	2,550,563

Loss from Operations	(6,022,318)	(5,514,053)	(10,899,377)	(10,358,495)
Change in fair value of derivative financial instruments—warrants	(391,172)	2,483,619	(331,010)	2,483,619)

Loss before income taxes	(6,413,490)	(3,030,434)	(11,230,387)	(7,874,876)
Income tax benefit	1,908,003	—	1,908,003	—

Net loss	$(4,505,487)	$(3,030,434)	$(9,322,384)	$(7,874,876)

Weighted Average Common Shares Outstanding
Basic and Diluted	60,053,612	26,642,889	48,986,350	24,466,141
Net Loss per Common Share
Basic and Diluted	$(0.08)	$(0.11)	$(0.19)	$(0.32)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value
							Additional Paid in Capital	Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Par Value
Balance June 30, 2016	1,250,000	$12,500,000	120,000	$1,200,000	32,231,241	$3,224	$32,226,851	$(44,612,495)	$1,317,580
Issuance of common stock, net	—	—	—	—	5,925,472	593	12,765,596	—	12,766,189
Conversion of preferred stock to common stock	(1,126,889)	(11,268,892)	(120,000)	(1,200,000)	24,548,288	2,455	12,466,437	—	—
Stock-based compensation expense	—	—	—	—	—	—	928,684	—	928,684
Exercise of warrants	—	—	—	—	50,000	5	160,412	—	160,417
Exercise of stock options	—	—	—	—	24,666	2	27,177	—	27,179
Net loss	—	—	—	—	—	—	—	(9,322,384)	(9,322,384)

Balance December 31, 2016	123,111	$1,231,108	—	$—	62,779,667	$6,279	$58,575,157	$(53,934,879)	$5,877,665

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2016 (Unaudited)	2015 (Unaudited)
Cash Flows From Operating Activities:
Net loss before income taxes	$(9,322,384)	$(7,874,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	928,684	245,384
Change in fair value of derivative instrument—warrants	331,010	(2,483,619)
Change in fair value of contingent consideration	5,000	—
Depreciation and amortization expense	13,139	10,723
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,848,986)	1,822,843
Current portion of capital lease	(10,410)
Prepaid expenses and other assets	185,644	(4,027)

Net Cash used in Operating Activities	(9,718,303)	(8,283,572)
Cash Flows From Investing Activities:
Purchases of property and equipment	(12,284)	(6,603)

Net Cash Used in Investing Activities	(12,284)	(6,603)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock and warrants, net	12,851,189	13,525,960
Proceeds from the exercise of stock options	27,179	33,367

Net Cash provided by Financing Activities	12,878,368	13,559,327
Net increase in cash	3,147,781	5,269,152

Cash at beginning of period	7,403,940	4,563,165

Cash at end of period	$10,551,721	$9,832,317

Supplementary Disclosure Of Non-Cash Financing Activities:
Conversion of Series A convertible preferred stock	$11,268,892	$—
Conversion of Series B convertible preferred stock	$1,200,000	$—
Fair value of warrants issued in conjunction with common stock offering	$—	$4,384,523

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

        ContraVir Pharmaceuticals Inc. ("ContraVir" or the "Company") is a biopharmaceutical company focused primarily on the clinical development of Tenofovir Exalidex ("TXL") (formerly CMX157) and CRV431 to treat Hepatitis B (HBV), and Valnivudine (formerly FV-100) to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or "chickenpox"

        On June 10, 2016, the Company, through a wholly-owned subsidiary now known as ContraVir Research Inc., acquired Ciclofilin Pharmaceuticals, Inc. a biopharmaceutical company incorporated on January 13, 2014 in California and reincorporated in Delaware on October 15, 2014. Ciclofilin Pharmaceuticals, Inc. had one wholly-owned subsidiary, Ciclofilin Pharmaceuticals Corp., incorporated in Canada on January 24, 2014. Together, Ciclofilin Pharmaceuticals, Inc. and Ciclofilin Pharmaceuticals Corp ("Ciclofilin") are a wholly-owned subsidiary known as ContraVir Research Inc. that specializes in the development of cyclophilin inhibitors, an emerging class of drugs for infectious, inflammatory, and degenerative diseases. Ciclofilin's lead drug candidate, CRV431, is a potent cyclophilin inhibitor that blocks multiple HBV activities including entry into cells and replication, and is currently in pre-clinical development.

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

Going Concern

        As of December 31, 2016, ContraVir had $10.6 million in cash. Net cash used in operating activities was $9.7 million for the six months ended December 31, 2016. Net loss for the six months ended December 31, 2016 was $9.3 million. As of December 31, 2016, ContraVir had working capital of $7.7 million.

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

Cash

        As of December 31, 2016 and June 30, 2016, the amount of cash was approximately $10.6 million and $7.4 million, respectively, consisting of checking accounts held at a U.S. commercial bank and a Canadian commercial bank. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Derivative financial instruments

        The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging ("ASC 815") upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the statements of operations under the caption "Change in fair value of derivative financial instruments—warrants." See Note 6 for additional information.

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

        Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2016 and June 30, 2016, ContraVir had prepaid research and development costs of approximately $173,782 and $354,542, respectively.

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

3. Recent Accounting Pronouncements

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. Recent Accounting Pronouncements (Continued)

        In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business". The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

        On September 25, 2015, the FASB issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

4. Business Combination (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At June 10, 2016
Cash	$4,397
Tax receivable	5,504
Prepaid rent	1,769
Property, plant and equipment, net	14,329
Other assets	13,107
In-process research and development	3,190,000
Current portion of capital lease	(10,410)
Deferred tax liability	(1,269,620)

Total net assets acquired	$1,949,076
Goodwill	1,870,924

Total consideration	$3,820,000

        There were no measurement period adjustments recorded in the six months ended December 31, 2016.

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

5. Stockholder's Equity and Derivative Liability

Preferred stock, Common Stock and Warrant Offering

        On October 14, 2014, the Company closed a private offering of Series A Convertible Preferred Stock (the "Series A") and issued 900,000 shares of Series A preferred at $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company also granted the purchaser the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The Series A are classified as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company issued an additional 50,000 shares of Series A preferred at $10.00 per share on December 23, 2014, an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015 and an additional 270,000 shares on February 26, 2015, resulting in the issuance of a total of $1.25 million shares of Series A Preferred stock generating aggregate gross proceeds of $12.5 million. Further, on December 17, 2014, the Company licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our Series B Preferred stock valued at $1.2 million.

        During the period from August 5, 2016 to December 31, 2016, certain holders of the Company's Series A Convertible Preferred Stock elected to convert approximately 1.1 million shares of Series A Convertible Preferred stock into approximately 23.5 million shares of the Company's common stock. In addition, in September 2016, the holder of the Company's Series B Convertible Preferred stock elected to convert the outstanding 120,000 shares of Series B Convertible Preferred stock into approximately 1.1 million shares of the Company's common stock

        On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under the Company's current shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The Company also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which was not exercised. The gross proceeds to the Company

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's Equity and Derivative Liability (Continued)

were $15 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

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

        The following assumptions were used to remeasure the warrants liability as of December 31, 2016 and June 30, 2016:

	June 30, 2016	December 31, 2016
Price of ContraVir common stock	$2.76	$1.20
Expected warrant term (years)	5.00 years	3.78 years
Risk-free interest rate	1.36%	1.70%
Expected volatility	76%	75%
Dividend yield	—	—

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

        During the three months ended December 31, 2016, a warrant holder exercised 50,000 warrants with a $1.70 exercise price.

        The following assumptions were used to remeasure the warrants liability as of December 31, 2016 and June 30, 2016:

	June 30, 2016	December 31, 2016
Price of ContraVir common stock	$1.16	$1.20
Expected warrant term (years)	5.00 years	4.26 years
Risk-free interest rate	1.22%	1.70%
Expected volatility	76%	74%
Dividend yield	—	—

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's Equity and Derivative Liability (Continued)

        The following table sets forth the components of changes in the Company's derivative financial instruments liability balance for the six months ended December 31, 2016:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
July 1, 2016	Balance of derivative financial instruments liability	5,464,789	$2,115,965
	Change in fair value of warrants for the six months ended December 31, 2016	—	331,010
Exercise of warrants	Warrants issued in conjunction with the April 2016 offering with an exercise price of $1.70	(50,000)	(75,417)

December 31, 2016	Balance of derivative financial instruments liability	5,414,789	$2,371,558

Controlled Equity Offering Sales Agreement

        On March 9, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the "Agreement"), with Cantor Fitzgerald & Co., as sales agent ("Cantor"), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company's common stock, par value $0.0001 per share (the "Shares"), up to an aggregate offering price of $50.0 million. The Company intends to use the net proceeds from these sales to fund research and development activities, including the Phase 3 clinical trial of Valnivudine, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

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

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

5. Stockholder's Equity and Derivative Liability (Continued)

        During the three months ended December 31, 2016, the Company sold approximately 5.9 million shares of the Company's common stock resulting in net proceeds of approximately $12.8 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

6. Fair Value Measurements

        The following table presents the Company's liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and June 30, 2016.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2016
Derivative liabilities related to warrants	$(2,371,558)	$—	$—	$(2,371,558)
Contingent consideration	(3,325,000)	—	—	(3,325,000)
As of June 30, 2016
Derivative liabilities related to warrants	$(2,115,965)	$—	$—	$(2,115,965)
Contingent consideration	(3,320,000)	—	—	(3,320,000)

        The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company's statement of operations. See Note 5 for a rollfoward of the derivative liability for the six months ended December 31, 2016. The financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

        As discussed in Note 4, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. The following table presents the change in fair value of the contingent consideration as of December 31, 2016.

Acquisition-related Contingent Consideration
Liabilities
Balance at June 30, 2016	$3,320,000
Change in fair value recorded in earnings	5,000

Balance at December 31, 2016	$3,325,000

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

        The Company's IPR&D asset consisted of the following at:

	December 31, 2016	June 30, 2016
IPR&D asset:
CRV431	$3,190,000	$3,190,000

        No impairment losses were recorded on IPR&D during the six months ended December 31, 2016.

Goodwill

        The table below provides a roll-forward of the Company's goodwill balance:

Amount
Goodwill balance at July 1, 2016	$1,870,924
Changes during the six months ended December 31, 2016	—
Goodwill balance at December 31, 2016	$1,870,924

        No impairment losses were recorded on goodwill during the six months ended December 31, 2016.

8. Accrued Liabilities

        The Company's accrued expenses consist of the following:

	December 31, 2016	June 30, 2016
Research and development	$415,440	$177,197
Professional fees	—	80,984
Payroll and related costs	490,753	489,823
Legal fees	15,000	8,441
Other	—	64,449

Total accrued expenses	$921,193	$820,894

9. Accounting for Share-Based Payments

        On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the "Plan"). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 6,500,000 shares of common stock issuable pursuant to the Plan.

        The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient's payroll costs are classified or in which the award

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Accounting for Share-Based Payments (Continued)

recipients' service payments are classified. For the three and six months ended December 31, 2016 and 2015, respectively, ContraVir recorded the following stock-based compensation expense:

	Three months ended		Six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
General and administrative	$319,123	$204,171	$736,469	$327,814
Research and development	108,445	30,304	192,215	(82,430)

Total stock based compensation expense	$427,568	$234,475	$928,684	$245,384

        A summary of stock option activity and of changes in stock options outstanding under the Plan for the six months ended December 31, 2016 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2016	5,204,478	$0.11 - $4.38	$1.59		$8.1 years
Granted	586,978	$1.04 - $2.01	$1.15
Exercised	(24,666)	$1.50 - $1.50	$1.50

Balance outstanding, December 31, 2016	5,766,790	$0.11 - $4.38	$1.54		$7.7 years
Vested awards and those expected to vest at December 31, 2016	5,684,152	$.011 - $4.38	$1.54
Vested and exercisable at December 31, 2016	2,770,196	$0.11 - $4.38	$1.48		$6.85years

        The weighted-average grant-date fair value of options granted to employees during the six months ended December 31, 2016 and 2015 was $0.78 and $1.73, respectively. The total fair value of shares vested during the six months ended December 31, 2016 was $199,516. No shares vested during the six months ended December 31, 2015. Included within the above table are 1.4 million non-employee options outstanding as of December 31, 2016, of which 0.6 million are unvested as of December 31, 2016 and therefore subject to remeasurement.

        The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company's common stock for those stock options that had exercise prices lower than the fair value of the Company's common stock.

        As of December 31, 2016, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $2.3 million to be recognized over a weighted-average remaining vesting period of approximately 1.26 years.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. Accounting for Share-Based Payments (Continued)

        The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate the fair value of stock option awards granted to employees during the six months ended December 31, 2016 and 2015, respectively.

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Stock price	$1.15	$2.56
Risk-free interest rate	1.33%	1.80%
Dividend yield	—	—
Expected volatility	80%	78%
Expected term (in years)	6 years	6 years

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

        Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to its limited history of issuing stock options as a standalone company, ContraVir estimated future unvested option forfeitures based on the historical experience of its former parent and is using a comparable 3% rate.

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

	Three months ended		Six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Numerator:
Net loss	$(4,505,487)	$(3,030,434)	$(9,322,384)	$(7,874,876)
Preferred stock deemed dividend	—	—	—	—

Net loss attributable to common stockholders	$(4,505,487)	$(3,030,434)	$(9,322,384)	$(7,874,876)

Denominator:
Weighted average common shares outstanding	60,053,612	26,642,889	48,986,350	24,466,141

Net loss per share of common stock—basic and diluted	$(0.08)	$(0.11)	$(0.19)	$(0.32)

        The following outstanding securities at December 31, 2016 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Six months ended December 31, 2016	Six months ended December 31, 2015
Common shares issuable upon conversion of Series A preferred stock	2,564,808	26,041,667
Common shares issuable upon conversion of Series B preferred stock	—	1,071,429
Stock options	5,766,790	4,017,745
Warrants	5,414,789	3,000,000

Total	13,746,387	34,130,841

        The liability classified warrants disclosed above been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company's common stock during the six months ended December 31, 2016.

11. Commitments and Contingencies

  License Agreement with Chimerix, Inc.

        On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix pursuant to which the Company has licensed TXL from Chimerix for further clinical development and commercialization. TXL is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, ContraVir licensed TXL from Chimerix in exchange for an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock. In addition,

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Commitments and Contingencies (Continued)

Chimerix is eligible to receive up to approximately $20.0 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days' prior written notice to Chimerix.

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

        As of December 31, 2016, Chimerix has converted all outstanding shares of the Company's Preferred B shares into approximately 1.1 million shares of the Company's common stock.

  License Agreement with University College Cardiff Consultants Limited ("Cardiff")

        On June 10, 2013, the Company and Synergy entered into a Contribution Agreement, as amended and restated on August 5, 2013, or the Contribution Agreement, to transfer to the Company the Valnivudine assets, in exchange for the issuance to Synergy of 9,000,000 shares of the Company's common stock representing 100% of the outstanding shares of the Company's common stock as of immediately following such issuance. Pursuant to the Contribution Agreement, Synergy transferred ownership of all intellectual property rights acquired from Bristol-Myers Squibb ("BMS") including all historical research, clinical study protocols, data, results and patents related to the Valnivudine assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the asset purchase agreement, dated August 17, 2012, by and between Synergy and BMS, or the BMS Agreement.

        The Valnivudine assets acquired from BMS are licensed from Cardiff pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and CRI, an entity with no prior relationship with us, as amended March 27, 2007, or the Cardiff Agreement.

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

        The terms of the Cardiff Agreement provided in consideration for a license of all of Cardiff's rights in any technical information, know-how, processes, procedures, compositions, devices, methods, formulae, protocols, techniques related to the Valnivudine Assets, or the Patent Rights. The Cardiff Agreement provided for an initial base payment of $270,000, which has previously been paid by CRI, subsequent milestone payments covering (i) initiation of a clinical trial at each phase, (ii) marketing (FDA) approval and (iii) on achieving the milestone of aggregate net sales in three different tiers, as well as a low single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to Cardiff by the Company under the Cardiff Agreement is equal to $400,000 as follows:

        Milestone payments upon occurrence of the following events:

  •
  Upon initiation of a Phase 3 clinical trial for a licensed product, $150,000

  •
  Upon approval of the first NDA for any licensed product, $250,000

        The terms of the BMS Agreement provided for an initial base payment of $1 million, subsequent milestone payments of $3 million and $6 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) our determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the Valnivudine assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the Valnivudine assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of our patents or any other patent covering the use or sale of the Valnivudine assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the BMS Agreement. No milestone payments have been made under this agreement and as of the date of this report, no amounts had been accrued related to the remaining milestone payments BMS is eligible to receive.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. Commitments and Contingencies (Continued)

        As of December 31, 2016, the Company is in compliance with all requirements of the Cardifff agreement.

12. Related Party Transactions

        One of the Company's Directors, Timothy Block, is President of the Baruch S. Blumberg Institute ("Blumberg Institute"). On May 29, 2015, the Company entered into a Sponsored Research Agreement ("Agreement") with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL. The Company incurred expenses related to the agreement of approximately $50,000 and $0 for the six months ended December 31, 2016 and 2015, respectively.

        The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. ("CSM"), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs. James Sapirstein, CEO of ContraVir, was a director of CSM, which is a private company, until October 15, 2016. For the six months ended December 31, 2016 and 2015, the Company incurred expenses related to services performed by CSM of approximately $193,921 and $306,400, respectively. As of December 31, 2016 there was an outstanding payables balance of approximately $40,745.

        The Company is a party to a Consulting agreement dated June 1, 2016 with Gabriele Cerrone. Mr. Cerrone is a principal stockholder of the Company and provides general corporate consulting services. For the six months ended December 31, 2016 and 2015, the Company incurred expenses related to services performed by Mr. Cerrone of $60,000 and $0, respectively.

13. Income Tax Benefit

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

Business Overview

        We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus ("HBV") infections. We are developing two compounds to treat HBV infection, TXL and CRV431.

        TXL is a highly potent oral lipid prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections.

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

        We are also developing an antiviral asset known as Valnivudine. Valnivudine is an orally available, small molecule compound being developed for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV, the cause of Chickenpox.

TXL

        TXL is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL's novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. We intend to develop TXL for the treatment of chronic Hepatitis B Virus (HBV)

infection and have completed a Phase 1b clinical trial in healthy volunteers, demonstrating a favorable safety, tolerability and drug distribution profile. We are currently testing TXL in a Phase 2a proof of concept study testing multiple doses of CMX 157 versus Viread®.

        We licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at the time of the deal. During September 2016, Chimerix elected to convert its Series B Preferred stock into approximately 1.0 million shares of our common stock. We have a composition of matter patent for TXL providing intellectual property protection to at least 2031. The decision to develop TXL for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though TXL is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. The strategy for TXL is to develop the compound to serve as the backbone therapy in future HBV combination therapies. We will be seeking to submit an Investigational New Drug application ("IND") to support an initiation of our HBV clinical development program in the U.S during the first half of 2017.

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

Valnivudine

        Valnivudine is an orally available, small molecule, nucleoside analogue pro-drug of CF-1743 that we are developing for the treatment of herpes zoster, which is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. Valnivudine is being developed specifically for the treatment of shingles. Nucleoside analogs are capable of disrupting replication of the virus. Valnivudine is a pro-drug of CF-1743, which enables us to take advantage of Valnivudine's more readily absorbed properties compared to CF-1743 when given orally. Valnivudine is then broken down to the active moiety, CF-1743, upon entry into the blood stream. Published preclinical studies demonstrate that Valnivudine is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. We conducted an extensive review of the clinical data from the completed Phase 2 trial, including performing post-hoc analyses. We performed additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc. We also evaluated a number of clinical, regulatory and commercial pathways for the potential future development of Valnivudine. Based upon the analyses of the completed Phase 2 study coupled with the additional market research, we approached the FDA to discuss our clinical development program and requested an End of Phase 2 (EoP2) meeting. The meeting was granted and the result was a streamlined development plan for Valnivudine that allowed us to proceed directly into a Phase 3 trial without the need to conduct any additional Phase 2 studies. We had satisfied these criteria and initiated Protocol 007 during the second quarter of 2015.

        In parallel to the Phase 3 initiation, Study 008, a drug-drug interaction trial was conducted during January-March, 2015. The study's objective was to highlight potential drug interactions with compounds which are metabolized using the CYP450 pathway. This is a very common trial in virology and in drug development overall.

FINANCIAL OPERATIONS OVERVIEW

        From inception through December 31, 2016, we have not generated any revenue from operations and we have sustained cumulative net losses of approximately $53.9 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

        We had no off-balance sheet arrangements as of December 31, 2016.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 2016 and 2015

	Three months ended
	December 31, 2016	December 31, 2015	Change
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	4,317,644	4,042,217	275,427
General and administrative	1,704,674	1,471,836	232,838

Loss from operations	(6,022,318)	(5,514,053)	(508,265)
Other income (expense):
Change in fair value of warrant liability	(391,172)	2,483,619	(2,874,191)

Loss before income taxes	(6,413,490)	(3,030,434)	(3,383,056)
Income tax benefit	1,908,003	—	1,908,003

Net loss	$(4,505,487)	$(3,030,434)	$(1,475,053)

        We had no revenues during the three months ended December 31, 2016 or 2015 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses for the three months ended December 31, 2016 and 2015 amounted to $4.3 million and $4.0 million, respectively, which were primarily clinical development costs associated with our Valnivudine and TXL clinical trials. The increase of $0.3 million is primarily due to a $1.1 million decrease in FV-100 clinical development costs due to startup costs in 2015 and $0.2 million lower CMC costs partially offset by a $1.1 million increase in TXL clinical development costs due to the initiation of clinical trials in the second half of 2016, an increase of $0.2 million of stock based compensation, a $0.2 increase in research and development operating costs due to the merger with Ciclofilin Pharmaceuticals, Inc. in June 2016 and an increase of $0.2 million of other research and development.

        General and administrative expenses for the three months ended December 31, 2016 and 2015 amounted to $1.7 million and $1.5 million, respectively. The increase of $0.2 million is primarily due to a $0.1 million increase in operating costs due to the merger with Ciclofilin Pharmaceuticals, Inc. in June 2016.

        Net loss for the three months ended December 31, 2016 and 2015 was approximately $4.5 million and $3.0 million, respectively, which was a result of the operating expenses discussed above, other expense resulting from the change in fair value of derivative instruments-warrants of approximately $0.3 million for the three months ended December 31, 2016 offset by a $1.9 million income tax benefit resulting from the sale of our state net operating losses to a third party.

Comparison of Six Months Ended December 31, 2016 and 2015

	Six months ended
	December 31, 2016	December 31, 2015	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	7,447,352	7,807,932	(360,580)
General and administrative	3,452,025	2,550,563	901,462

Loss from operations	(10,899,377)	(10,358,495)	(540,882)
Other income (expense):
Change in fair value of warrant liability	(331,010)	2,483,619	(2,814,629)

Loss before income taxes	(11,230,387)	(7,874,876)	(3,355,511)
Income tax benefit	1,908,003	—	1,908,003

Net loss	$(9,322,384)	$(7,874,876)	$(1,447,508)

        We had no revenues during the six months ended December 31, 2016 or 2015 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

        Research and development expenses for the six months ended December 31, 2016 and 2015 amounted to $7.4 million and $7.8 million, respectively, which were primarily clinical development costs associated with our Valnivudine and TXL clinical trials. The decrease of $0.4 million is primarily due to a $2.2 million decrease in FV-100 clinical development costs due to startup costs in 2015 and $0.9 million lower CMC costs partially offset by a $2.3 million increase in TXL clinical development costs due to the initiation of clinical trials in the second half of 2016, an increase of $0.1 million of stock based compensation, a $0.5 increase in research and development operating costs due to the merger with Ciclofilin Pharmaceuticals, Inc. in June 2016.

        General and administrative expenses for the six months ended December 31, 2016 and 2015 amounted to $3.5 million and $2.6 million, respectively. The increase of $0.9 million is primarily due to a $0.4 million increase in stock based compensation, a $0.3 increase in operating costs due to the merger with Ciclofilin Pharmaceuticals, Inc. in June 2016 and a $0.2 million increase in other operating expense.

        Net loss for the six months ended December 31, 2016 and 2015 was approximately $9.3 million and $7.9 million, respectively, which was a result of the operating expenses discussed above, offset by other expense resulting from the change in fair value of derivative instruments-warrants of approximately $0.4 million for the six months ended December 31, 2016 offset by a $1.9 million income tax benefit resulting from the sale of our state net operating losses to a third party.

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes our cash flows for the six months ended December 31, 2016 and 2015:

	Six months ended
	December 31, 2016	December 31, 2015
Net cash (used in) provided by:
Operating activities	$(9,718,303)	$(8,283,572)
Investing activities	(12,284)	(6,603)
Financing activities	12,878,368	13,559,327

Net increase in cash	$3,147,781	$5,269,152

        As of December 31, 2016, we had $10.6 million in cash. Net cash used in operating activities was approximately $9.7 million for the six months ended December 31, 2016. As of December 31, 2016, we had a working capital of $7.7 million, as compared to working capital of $6.8 million as of December 31, 2015.

        On March 9, 2015, we entered into a Controlled Equity Offering Sales Agreement (the "Agreement"), with Cantor Fitzgerald & Co., as sales agent ("Cantor"), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the "Shares"), up to an aggregate offering price of $50.0 million. We intend to use the net proceeds from these sales to fund our research and development activities, including our Phase 3 clinical trial of Valnivudine, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

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

        As of December 31, 2016, we sold approximately 5.9 million shares of our common stock resulting in net proceeds of approximately $12.8 million under the Agreement.

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

Operating and Capital Expenditure Requirements

        As of December 31, 2016, we had an accumulated deficit of $53.9 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL, CRV431 and Valnivudine. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

        Our unaudited financial statements as of December 31, 2016 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited June 30, 2016 financial statements that included an explanatory paragraph referring to our recurring losses from operations and stockholder's deficit; and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

        Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of December 31, 2016, our principal executive/financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

        As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CONTRAVIR PHARMACEUTICALS, INC. (Registrant)
Date: February 14, 2017	By:	/s/ JAMES SAPIRSTEIN James Sapirstein President and Chief Executive Officer
Date: February 14, 2017	By:	/s/ JOHN CAVAN John Cavan Chief Financial Officer