Form 10-Q
period 2017-03-31
ContraVir Pharmaceuticals, Inc.
filed 2017-04-12
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2017

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

The number of the registrant’s shares of common stock outstanding was 63,707,348 as of April 12, 2017.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

		Page

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and June 30, 2016	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2017 (unaudited) and the Three and Nine Months Ended March 31, 2016 (unaudited)	2
	Unaudited Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ended March 31, 2017	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 (Unaudited) and 2016 (Unaudited)	4
	Unaudited Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II—OTHER INFORMATION
Item 6.	Exhibits	24
SIGNATURES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended June 30, 2016 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 28, 2016. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS
Current Assets:
Cash	$6,137,465	$7,403,940
Prepaid expenses	421,426	491,045
Total Current Assets	6,558,891	7,894,985
Property and equipment, net	71,640	80,848
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	68,377	69,955
Total Assets	$11,759,832	$13,106,712
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,562,795	$4,252,243
Accrued expenses	910,833	820,894
Capital lease liability	—	10,410
Total Current Liabilities	2,473,628	5,083,547
Contingent consideration	4,490,000	3,320,000
Deferred tax liability	1,269,620	1,269,620
Derivative financial instruments, at estimated fair value—warrants	3,912,006	2,115,965
Total Liabilities	12,145,254	11,789,132
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, 104,013 and 1,250,000 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	1,040,128	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, 0 and 120,000 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	—	1,200,000
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, 63,707,348 and 32,231,241 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	6,371	3,224
Additional paid-in capital	60,121,584	32,226,851
Accumulated deficit	(61,553,505)	(44,612,495)
Total Stockholders’ Equity	(385,422)	1,317,580
Total Liabilities and Stockholders’ Equity	$11,759,832	$13,106,712

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—
Costs and Expenses:
Research and development	2,944,652	3,186,781	10,392,004	10,994,712
General and administrative	1,963,527	1,465,939	5,415,552	4,016,503
Loss from Operations	(4,908,179)	(4,652,720)	(15,807,556)	(15,011,215)
Change in fair value of derivative financial instruments—warrants and contingent consideration	(2,710,447)	735,227	(3,041,457)	3,218,846
Loss before income taxes	(7,618,626)	(3,917,493)	(18,849,013)	(11,792,369)
Income tax benefit	—	—	1,908,003	—
Net loss	$(7,618,626)	$(3,917,493)	$(16,941,010)	$(11,792,369)
Weighted Average Common Shares Outstanding
Basic and Diluted	63,301,676	27,297,311	53,688,464	25,403,001
Net Loss per Common Share
Basic and Diluted	$(0.12)	$(0.14)	$(0.32)	$(0.46)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity
Balance June 30, 2016	1,250,000	$12,500,000	120,000	$1,200,000	32,231,241	$3,224	$32,226,851	$(44,612,495)	$1,317,580
Issuance of common stock, net	—	—	—	—	6,441,879	639	13,562,519	—	13,563,158
Conversion of preferred stock to common stock	(1,145,987)	(11,459,872)	(120,000)	(1,200,000)	24,946,162	2,495	12,657,377	—	—
Stock-based compensation expense	—	—	—	—	—	5	1,483,151	—	1,483,156
Exercise of warrants	—	—	—	—	50,000	5	160,412	—	160,417
Exercise of stock options	—	—	—	—	38,066	3	31,274	—	31,277
Net loss	—	—	—	—	—	—	—	(16,941,010)	(16,941,010)
Balance March 31, 2017	104,013	$1,040,128	—	$—	63,707,348	$6,371	$60,121,584	$(61,553,505)	$(385,422)

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2017 (Unaudited)	2016 (Unaudited)
Cash Flows From Operating Activities:
Net loss	$(16,941,010)	$(11,792,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,483,156	473,084
Change in fair value of derivative instrument—warrants	1,871,457	(3,218,846)
Change in fair value of contingent consideration	1,170,000	—
Depreciation and amortization expense	21,492	16,124
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,599,509)	2,350,563
Prepaid expenses and other assets	71,197	11,590
Net Cash used in Operating Activities	(14,923,217)	(12,159,854)
Cash Flows From Investing Activities:
Purchases of property and equipment	(12,284)	(6,603)
Net Cash Used in Investing Activities	(12,284)	(6,603)
Cash Flows From Financing Activities:
Current portion of capital lease	(10,410)	—
Proceeds from the issuance of common stock and warrants, net	13,563,159	13,525,960
Proceeds from the exercise of warrants	85,000	—
Proceeds from the exercise of stock options	31,277	34,093
Net Cash provided by Financing Activities	13,669,026	13,560,053
Net increase\(decrease) in cash	(1,266,475)	1,393,596
Cash at beginning of period	7,403,940	4,563,165
Cash at end of period	$6,137,465	$5,956,761
Supplementary Disclosure Of Non-Cash Financing Activities:
Conversion of Series A convertible preferred stock	$11,459,872	$—
Conversion of Series B convertible preferred stock	$1,200,000	$—
Fair value of warrants issued in conjunction with common stock offering	$—	$4,384,523

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development of Tenofovir Exalidex (“TXL”) (formerly CMX157) and CRV431 to treat Hepatitis B (HBV), and Valnivudine (formerly FV-100) to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or “chickenpox”

On June 10, 2016, the Company, through a wholly-owned subsidiary now known as ContraVir Research Inc., acquired Ciclofilin Pharmaceuticals, Inc. a biopharmaceutical company incorporated on January 13, 2014 in California and reincorporated in Delaware on October 15, 2014. Ciclofilin Pharmaceuticals, Inc. had one wholly-owned subsidiary, Ciclofilin Pharmaceuticals Corp., incorporated in Canada on January 24, 2014. Together, Ciclofilin Pharmaceuticals, Inc. and Ciclofilin Pharmaceuticals Corp (“Ciclofilin”) are a wholly-owned subsidiary known as ContraVir Research Inc. that specializes in the development of cyclophilin inhibitors, an emerging class of drugs for infectious, inflammatory, and degenerative diseases. Ciclofilin’s lead drug candidate, CRV431, is a potent cyclophilin inhibitor that blocks multiple HBV activities including entry into cells and replication, and is currently in pre-clinical development.

2. Basis of Presentation and Going Concern

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and United States generally accepted accounting principles (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended June 30, 2016 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 28, 2016.

Going Concern

As of March 31, 2017, ContraVir had $6.1 million in cash. Net cash used in operating activities was $14.9 million for the nine months ended March 31, 2017. Net loss for the nine months ended March 31, 2017 was $16.9 million. As of March 31, 2017, ContraVir had working capital of $4.0 million.

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

The Company will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidate and to continue to fund operations at its current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, it may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself on unfavorable terms.

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

Cash

As of March 31, 2017 and June 30, 2016, the amount of cash was approximately $6.1 million and $7.4 million, respectively, consisting of checking accounts held at a U.S. commercial bank and a Canadian commercial bank. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Derivative financial instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the statements of operations under the caption “Change in fair value of derivative financial instruments—warrants.” See Note 6 for additional information.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2017 and June 30, 2016, ContraVir had prepaid research and development costs of approximately $144,722 and $354,542, respectively.

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

3. Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment “. The amendments in this Update modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

There were no measurement period adjustments recorded in the nine months ended March 31, 2017.

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

5. Stockholder’s Equity and Derivative Liability

Preferred stock, Common Stock and Warrant Offering

On October 14, 2014, the Company closed a private offering of Series A Convertible Preferred Stock (the “Series A”) and issued 900,000 shares of Series A preferred at $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company also granted the purchaser the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The Series A are classified as permanent equity in accordance with ASC Topic 480, Distinguishing Liabilities from Equity. The Company issued an additional 50,000 shares of Series A preferred at $10.00 per share on December 23, 2014, an additional 30,000 shares of Series A preferred at $10.00 per share on February 10, 2015 and an additional 270,000 shares on February 26, 2015, resulting in the issuance of a total of 1.25 million shares of Series A Preferred stock generating aggregate gross proceeds of $12.5 million. Further, on December 17, 2014, the Company licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our Series B Preferred stock valued at $1.2 million.

During the period from August 5, 2016 to March 31, 2017, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.1 million shares of Series A Convertible Preferred stock into approximately 23.9 million shares of the Company’s common stock. In addition, in September 2016, the holder of the Company’s Series B Convertible Preferred stock elected to convert the outstanding 120,000 shares of Series B Convertible Preferred stock into approximately 1.1 million shares of the Company’s common stock

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under the Company’s current shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The Company also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which was not exercised. The gross proceeds to the Company were $15 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

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

The following assumptions were used to remeasure the warrants liability as of March 31, 2017 and June 30, 2016:

	June 30, 2016	March 31, 2017
Price of ContraVir common stock	$2.76	$1.77
Expected warrant term (years)	5.00 years	3.53 years
Risk-free interest rate	1.36%	1.61%
Expected volatility	76%	70%
Dividend yield	—	—

On April 4, 2016, the Company closed on a public offering of 4,929,578 shares of its common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under the Company’s current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the outstanding warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4.1 million.

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

During the three months ended December 31, 2016, a warrant holder exercised 50,000 warrants with a $1.70 exercise price resulting in cash proceeds to the Company of $85,000.

The following assumptions were used to remeasure the warrants liability as of March 31, 2017 and June 30, 2016:

	June 30, 2016	March 31, 2017
Price of ContraVir common stock	$1.16	$1.77
Expected warrant term (years)	5.00 years	4.01 years
Risk-free interest rate	1.22%	1.70%
Expected volatility	76%	73%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the nine months ended March 31, 2017:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
July 1, 2016	Balance of derivative financial instruments liability	5,464,789	$2,115,965
	Change in fair value of warrants for the nine months ended March 31, 2017	—	1,871,458
Exercise of warrants	Warrants issued in conjunction with the April 2016 offering with an exercise price of $1.70	(50,000)	(75,417)
March 31, 2017	Balance of derivative financial instruments liability	5,414,789	$3,912,006

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

During the nine months ended March 31, 2017, the Company sold approximately 6.4 million shares of the Company’s common stock resulting in net proceeds of approximately $13.6 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

6. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2017 and June 30, 2016.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2017
Derivative liabilities related to warrants	$(3,912,006)	$—	$—	$(3,912,006)
Contingent consideration	(4,490,000)	—	—	(4,490,000)
As of June 30, 2016
Derivative liabilities related to warrants	$(2,115,965)	$—	$—	$(2,115,965)
Contingent consideration	(3,320,000)	—	—	(3,320,000)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. See Note 5 for a rollfoward of the derivative liability for the nine months ended March 31, 2017. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

As discussed in Note 4, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. The following table presents the change in fair value of the contingent consideration as of March 31, 2017.

Acquisition-related Contingent Consideration
Liabilities
Balance at June 30, 2016	$3,320,000
Change in fair value recorded in earnings	1,170,000
Balance at March 31, 2017	$4,490,000

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	March 31, 2017	June 30, 2016
IPR&D asset:
CRV431	$3,190,000	$3,190,000

No impairment losses were recorded on IPR&D during the nine months ended March 31, 2017.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at July 1, 2016	$1,870,924
Changes during the nine months ended March 31, 2017	—
Goodwill balance at March 31, 2017	$1,870,924

No impairment losses were recorded on goodwill during the nine months ended March 31, 2017.

8. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	March 31, 2017	June 30, 2016
Research and development	$172,197	$177,197
Professional fees	575	80,984
Payroll and related costs	716,889	489,823
Legal fees	21,172	8,441
Other	—	64,449
Total accrued expenses	$910,833	$820,894

9. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 6,500,000 shares of common stock issuable pursuant to the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. For the three and nine months ended March 31, 2017 and 2016, respectively, ContraVir recorded the following stock-based compensation expense:

	Three months ended		Nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
General and administrative	$225,923	$187,964	$962,392	$515,778
Research and development	328,549	39,736	520,764	(42,694)
Total stock based compensation expense	$554,472	$227,700	$1,483,156	$473,084

A summary of stock option activity and of changes in stock options outstanding under the Plan for the nine months ended March 31, 2017 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2016	5,204,478	$0.11 - $4.38	$1.59	$651,779	8.12 years
Granted	1,214,774	$1.04 - $2.01	$1.31
Exercised	(38,066)	$0.11 - $2.35	$1.50
Balance outstanding, March 31, 2017	6,381,186	$0.11 - $4.38	$1.53	$2,408,090	7.72 years
Vested awards and those expected to vest at March 31, 2017	6,189,750	$.011 - $4.38	$1.58

The weighted-average grant-date fair value of options granted to employees during the nine months ended March 31, 2017 and 2016 was $0.89 and $1.41, respectively. The total fair value of shares vested during the nine months ended March 31, 2017 was $338,358. Included within the above table are 1.4 million non-employee options outstanding as of March 31, 2017, of which 0.5 million are unvested as of March 31, 2017 and therefore subject to remeasurement.

The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2017, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $2.7 million to be recognized over a weighted-average remaining vesting period of approximately 1.10 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate the fair value of stock option awards granted to employees during the nine months ended March 31, 2017 and 2016, respectively.

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Stock price	$1.32	$1.85
Risk-free interest rate	1.79%	1.90%
Dividend yield	—	—
Expected volatility	76.03%	79%
Expected term (in years)	5.86 years	6 years

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

	Three months ended		Nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Numerator:
Net loss	$(7,618,626)	$(3,917,493)	$(16,941,010)	$(11,792,369)
Preferred stock deemed dividend	—	—	—	—
Net loss attributable to common stockholders	$(7,618,626)	$(3,917,493)	$(16,941,010)	$(11,792,369)
Denominator:
Weighted average common shares outstanding	63,301,676	27,297,311	53,688,464	25,403,001
Net loss per share of common stock—basic and diluted	$(0.12)	$(0.14)	$(0.32)	$(0.46)

The following outstanding securities at March 31, 2017 and 2015 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Nine months ended March 31, 2017	Nine months ended March 31, 2016
Common shares issuable upon conversion of Series A preferred stock	104,013	26,041,667
Common shares issuable upon conversion of Series B preferred stock	—	1,071,429
Stock options	6,381,186	4,055,145
Warrants	5,414,789	3,000,000
Total	11,899,988	34,168,241

The liability classified warrants disclosed above been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock during the nine months ended March 31, 2017.

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

As of March 31, 2017, Chimerix has converted all outstanding shares of the Company’s Preferred B shares into approximately 1.1 million shares of the Company’s common stock.

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

As of March 31, 2017, the Company is in compliance with all requirements of the Cardifff agreement.

12. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL. The Company incurred expenses related to the agreement of approximately $75,000 and $0 for the nine months ended March 31, 2017 and 2016, respectively.

The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. (“CSM”), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs. James Sapirstein, CEO of ContraVir, was a director of CSM, which is a private company, until October 15, 2016. For the nine months ended March 31, 2017 and 2016, the Company incurred expenses related to services performed by CSM of approximately $ 286,900 and $433,000, respectively. As of March 31, 2017 there was an outstanding payables balance of approximately $40,400.

The Company is a party to a Consulting agreement dated June 1, 2016 with Gabriele Cerrone. Mr. Cerrone is a principal stockholder of the Company and provides general corporate consulting services. For the nine months ended March 31, 2017 and 2016, the Company incurred expenses related to services performed by Mr. Cerrone of $100,000 and $0, respectively.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended June 30, 2016 filed with the United States Securities and Exchange Commission (“SEC”) on September 28, 2016. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

TXL

TXL is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. We intend to develop TXL for the treatment of chronic Hepatitis B Virus (HBV) infection and have completed a Phase 1b clinical trial in healthy volunteers, demonstrating a favorable safety, tolerability and drug distribution profile. We are currently testing TXL in a Phase 2a proof of concept study testing multiple doses of CMX 157 versus Viread®.

We licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at December 2014, the date of the in-licensing agreement. During September 2016, Chimerix elected to convert its Series B Preferred stock into approximately 1.0 million shares of our common stock. We have a composition of matter patent for TXL providing intellectual property protection to at least 2031. The decision to develop TXL for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though TXL is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. The strategy for TXL is to develop the compound to serve as the backbone therapy in future HBV combination therapies. We will be seeking to submit an Investigational New Drug application (“IND”) to support an initiation of our HBV clinical development program in the U.S during the first quarter of 2018.

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

Valnivudine

Valnivudine is an orally available, small molecule, nucleoside analogue pro-drug of CF-1743 that we are developing for the treatment of herpes zoster, which is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus. After the initial infection, the virus can remain dormant in nerve endings for many years and if reactivated, causes a painful rash called shingles. Valnivudine is being developed specifically for the treatment of shingles. Nucleoside analogs are capable of disrupting replication of the virus. Valnivudine is a pro-drug of CF-1743, which enables us to take advantage of Valnivudine’s more readily absorbed properties compared to CF-1743 when given orally. Valnivudine is then broken down to the active moiety, CF-1743, upon entry into the blood stream. Published preclinical studies demonstrate that Valnivudine is significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. We conducted an extensive review of the clinical data from the completed Phase 2 trial, including performing post-hoc analyses. We performed additional market research (including unmet medical need), reimbursement, pricing, and competitive landscape analyses, etc. We also evaluated a number of clinical, regulatory and commercial pathways for the potential future development of Valnivudine. Based upon the analyses of the completed Phase 2 study coupled with the additional market research, we approached the FDA to discuss our clinical development program and requested an End of Phase 2 (EoP2) meeting. The meeting was granted and the result was a streamlined development plan for Valnivudine that allowed us to proceed directly into a Phase 3 trial without the need to conduct any additional Phase 2 studies. We had satisfied these criteria and initiated Protocol 007 during the second quarter of 2015.

In parallel to the Phase 3 initiation, Study 008, a drug-drug interaction trial was conducted during January-March, 2015. The study’s objective was to highlight potential drug interactions with compounds which are metabolized using the CYP450 pathway. This is a very common trial in virology and in drug development overall.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2017, we have not generated any revenue from operations and we had a accumulated deficit of approximately $61.6 million. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K (“Form 10-K”) as of and for year ended June 30, 2016, filed with the SEC on September 28, 2016. There have been no changes to our critical accounting policies since June 30, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

See footnote 3 in the Notes to Condensed Consolidated Financial Statements for discussion of recent accounting pronouncements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2017 and 2016

	Three months ended
	March 31, 2017	March 31, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,944,652	3,186,781	(242,129)
General and administrative	1,963,527	1,465,939	497,588
Loss from operations	(4,908,179)	(4,652,720)	(255,459)
Other income (expense):
Change in fair value of derivative financial instruments—warrants and contingent consideration liabilities	(2,710,447)	735,227	(3,445,674)
Loss before income taxes	(7,618,626)	(3,917,493)	(3,701,133)
Income tax benefit	—	—	—
Net loss	$(7,618,626)	$(3,917,493)	$(3,701,133)

We had no revenues during the three months ended March 31, 2017 or 2016 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2017 and 2016 amounted to $2.9 million and $3.2 million, respectively, which were primarily clinical development costs associated with our Valnivudine and TXL clinical trials. The decrease of $0.3 million is primarily due to a $1.3 million decrease in Valnivudine clinical development costs due to startup costs in 2015 partially offset by a $0.1 million increase in TXL clinical development costs due to the initiation of clinical trials in the second half of 2016, an increase of $0.3 million of stock based compensation, a $0.3 increase in research and development operating costs due to the merger with Ciclofilin Pharmaceuticals, Inc. in June 2016 and an increase of $0.3 million of other research and development.

General and administrative expenses for the three months ended March 31, 2017 and 2016 amounted to $2.0 million and $1.5 million, respectively. The increase of $0.5 million is primarily due to a $0.2 million increase in payroll related costs due to an increase in headcount, 0.2 million increase in stock based compensation and a $0.1 million increase in other general overhead costs.

Other income (expense) for the three months ended March 31, 2017 and 2016 amounted to other expense of $2.7 million and other income of $0.7 million, respectively. The net expense of $3.4 million is due to a $2.2 million increase in other expense related to the mark to market of our outstanding warrants and a $1.2 million increase due to the change in the fair value of the contingent consideration related to the acquisition of Ciclofilin Pharmaceuticals, Inc. in June 2016.

Net loss for the three months ended March 31, 2017 and 2016 was approximately $7.6 million and $3.9 million, respectively, which was a result of the operating expenses discussed above, other expense resulting from the change in fair value of derivative instruments-warrants of approximately $2.2 million and other expense resulting from the change in fair value of contingent consideration of approximately $1.2 million.

Comparison of Nine Months Ended March 31, 2017 and 2016

	Nine months ended
	March 31, 2017	March 31, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	10,392,004	10,994,712	(602,708)
General and administrative	5,415,552	4,016,503	1,399,049
Loss from operations	(15,807,556)	(15,011,215)	(796,341)
Other income (expense):
Change in fair value of derivative financial instruments—warrants and contingent consideration liabilities	(3,041,457)	3,218,846	(6,260,303)
Loss before income taxes	(18,849,013)	(11,792,369)	(7,056,644)
Income tax benefit	1,908,003	—	1,908,003
Net loss	$(16,941,010)	$(11,792,369)	$(5,148,641)

We had no revenues during the nine months ended March 31, 2017 or 2016 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the nine months ended March 31, 2017 and 2016 amounted to $10.4 million and $11.0 million, respectively, which were primarily clinical development costs associated with our Valnivudine and TXL clinical trials. The decrease of $0.6 million is primarily due to a $3.7 million decrease in Valnivudine clinical development costs due to startup costs in 2015 partially offset by a $1.7 million increase in TXL clinical development costs due to the initiation of clinical trials in the second half of 2016, an increase of $0.4 million of stock based compensation, a $1.0 increase in research and development operating costs due to the merger with Ciclofilin Pharmaceuticals, Inc. in June 2016.

General and administrative expenses for the nine months ended March 31, 2017 and 2016 amounted to $5.4 million and $4.0 million, respectively. The increase of $1.4 million is primarily due to a $0.5 million increase in stock based compensation, a $0.4 million increase in payroll related costs due to an increase in headcount and a $0.5 million increase in general overhead costs.

Other income (expense) for the nine months ended March 31, 2017 and 2016 amounted to other expense of $3.0 million and other income of $3.2 million, respectively. The net decrease of $6.3 million is due to a $5.1 million increase in other expense related to the mark to market of our outstanding warrants and a $1.2 million increase due to the change in the fair value of the contingent consideration related to the acquisition of Ciclofilin Pharmaceuticals, Inc. in June 2016.

Net loss for the nine months ended March 31, 2017 and 2016 was approximately $16.9 million and $11.8 million, respectively, which was a result of the operating expenses discussed above, offset by other expense resulting from the change in fair value of derivative instruments-warrants of approximately $5.0 million, other expense resulting from the change in fair value of contingent consideration of approximately $1.2 million for the nine months ended March 31, 2017, partially offset by a $1.9 million income tax benefit resulting from the sale of our state net operating losses to a third party.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the nine months ended March 31, 2017 and 2016:

	Nine months ended
	March 31, 2017	March 31, 2016
Net cash (used in) provided by:
Operating activities	$(14,933,627)	$(12,159,854)
Investing activities	(12,284)	(6,603)
Financing activities	13,679,436	13,560,053
Net increase (decrease) in cash	$(1,266,475)	$1,393,596

As of March 31, 2017, we had $6.1 million in cash. Net cash used in operating activities was approximately $15.0 million for the nine months ended March 31, 2017. As of March 31, 2017, we had working capital of $4.0 million, as compared to working capital of $2.3 million as of March 31, 2016.

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

As of March 31, 2017, we sold approximately 6.4 million shares of our common stock resulting in net proceeds of approximately $15.6 million under the Agreement.

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

Operating and Capital Expenditure Requirements

As of March 31, 2017, we had an accumulated deficit of $61.5 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL, CRV431 and Valnivudine. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited June 30, 2016 financial statements that included an explanatory paragraph referring to our recurring losses from operations and stockholder’s deficit; and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize itself on unfavorable terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of March 31, 2017, our principal executive/financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.There were no changes in our internal controls during the recent quarter.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings. In February 2017, we received a subpoena from the SEC for documents and data related to certain press releases surrounding our public offerings in October 2015 and March 2016.  We are responding to the subpoena and intend to fully cooperate with the inquiry.

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

CONTRAVIR PHARMACEUTICALS, INC. (Registrant)

Date: April 12, 2017	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: April 12, 2017	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer