Form 10-K
period 2017-06-30
ContraVir Pharmaceuticals, Inc.
filed 2017-09-28
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $70.0 million based on the last reported sale price of the registrant’s common stock on December 31, 2016.

The number of shares of the registrant’s Common Stock outstanding as of September 15, 2017 was 78,001,831

Documents Incorporated by Reference:

Portions of our Proxy Statement for the Annual Meeting of Stockholders, to be filed within 120 days of June 30, 2017, are incorporated by reference in Part III. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this Annual Report on Form 10-K.

		Page
Cautionary Note Regarding Forward-Looking Statements		4
	PART I
Item 1.	Business	5
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	47
Item 3.	Legal Proceedings	47
Item 4.	Mine Safety Disclosures	47
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48
Item 6.	Selected Financial Data	48
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	86
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	87
	PART III

Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	88
SIGNATURES		91

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

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company (incorporated in Delaware, May 15, 2013) focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infection.

We are developing two orally dosed compounds to treat HBV infection, Tenofovir Exalidex (“TXL”), formerly kown as TXL) and CRV431. TXL is a highly potent oral prodrug of tenofovir, which is the active moiety of the approved drugs Viread® (“TDF”) and Vemlidy® (“TAF”), marketed by Gilead Sciences, Inc.. Prodrugs are designed to improve the characteristics of drugs, such as better organ specific targeting and efficacy, lower pill burden, improved safety, etc. CRV431 is a novel drug candidate also designed for the treatment of chronic HBV infection.

We are also developing an antiviral asset known as Valnivudine (formerly known as FV-100). Valnivudine is an orally available, small molecule compound being developed for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV, the cause of Chickenpox.

On December 18, 2014, we, and Chimerix, Inc.(“Chimerix”), entered into a Licensing Agreement pursuant to which we licensed TXL (now known as tenofovir exalidex, “TXL”) from Chimerix for further clinical development and commercialization. TXL is a highly potent lipid conjugated prodrug of the antiviral drug tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc..Two other prodrugs of tenofovir, Viread® and Vemlidy® are approved for the treatment of HIV and HBV infections

On June 10, 2016, we completed the acquisition of Ciclofilin Pharmaceuticals, Inc., a Delaware corporation (“Ciclofilin”), pursuant to an Agreement and Plan of Merger dated May 26, 2016. At the closing of the merger we acquired all of the outstanding equity interests in Ciclofilin in exchange for Ciclofilin having the right to receive future milestone payments. These milestone payments, if received, will be allocated among the holders of Ciclofilin common stock and certain creditors who converted their debt into equity immediately prior to the Closing. The milestone payments will consist of up to $17 million cash and up to 10% of our issued and outstanding common stock as of June 10, 2016, and will be paid upon the achievement of certain developmental and/or regulatory milestones related to CRV431, Ciclofilin’s lead development candidate.

Hepatitis B Therapies

TXL

TXL is a lipid prodrug of tenofovir that utilizes a proprietary technology developed by Chimerix. The proprietary technology is utilized to covalently modify a drug molecule with a lipid side-chain that mimics a naturally occurring phospholipid component of cell membranes. The lipid-conjugated molecule can then utilize natural lipid uptake pathways to optimize delivery to the target organ (liver) and subsequent sequestration in liver (hepatic) cells. This molecular modification is designed to yield higher hepatic intracellular concentrations of the active tenofovir species (tenofovir diphosphate) while simultaneously reducing the concentration of tenofovir circulating outside the liver. This latter property is intended to reduce the overall likelihood of encountering potential off-target toxicities and side-effects.,Chimerix tested TXL in a Phase 1 trial in 2010. The study was a randomized, double blind, placebo controlled, single dose escalation study conducted in healthy volunteers. The purpose of the study was to evaluate the safety, tolerability, and pharmacokinetics of TXL.

Data from the Phase 1 study showed that TXL was both safe and well tolerated. The data generated from the study supported the notion that TXL had a better safety profile than Viread®. As expected, the novel structure of TXL resulted in a higher intracellular concentrations of the active antiviral agent tenofovir diphosphate and decreased levels of systemically circulating tenofovir. Overall, therefore, the potential for the renal and bone side effects associated with Viread® (TDF) was reduced.

We in-licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (as at the time of the deal). We are developing TXL globally for the treatment of chronic HBV infection. A recently issued composition of matter patent for TXL provides intellectual property protection to at least 2031.

In preclinical studies,. TXL was shown to be 97 times more potent than tenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head-to head-clinical studies. The lower dose may also allow for a better safety profile than TDF. The strategy for TXL is to develop the compound to serve as a critical backbone therapy in future HBV curative combination therapies. It is thought that the cure for chronic HBV will necessarily include a nucleos(t)ide such as TXL to reduce viremia.

We completed a Phase 1b safety and pharmacokinetic study in 2016. Data from the Phase 1b study demonstrate that TXL was safe and well tolerated by healthy volunteers in all five dosing groups, receiving once daily oral dosing of 5, 10, 25, 50 or 100 mg. In addition to demonstrating an excellent safety profile, plasma levels of TXL and tenofovir showed a favorable, dose-dependent pharmacokinetic profile. In 2016 we initiated a Phase 2a multiple ascending dose proof of concept clinical trial. The study enrolled 62 treatment-naïve patients with chronic HBV infection and compared TXL to  TDF. The sequential dose escalation consisted of 10 patients per cohort receiving four weeks of a once-daily dose of either 5, 10, 25, 50 or 100 mg of TXL, and two patients per cohort receiving 300 mg of TDF, the standard dose of TDF, as active treatment reference product.

There were no serious adverse events (AEs) or discontinuations due to AEs, and other safety parameters (e.g., electrocardiograms, vital signs, safety laboratory results) showed no patterns, clusters, or relationship to the TXL™ dose. Interim data in the POC study have demonstrated that doses of TXL™ from 25-mg to 100-mg resulted in comparable  mean HBV viral load reductions to the 300-mg dose of Viread® after 21 days of treatment. The reduction in viral load persisted for up to one month after cessation of treatment. The data demonstrated that TXL™, at all doses tested, resulted in substantially lower systemic circulating levels of tenofovir in the blood compared to Viread®. These results demonstrate the potential for TXL™ to reduce the risk of bone- and kidney-related toxicities associated with Viread®.

We submitted an Investigational New Drug application (“IND”) to the U.S. Food and Drug Admnistration (“FDA”) to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017. We plan to initiate a safety study in patients with severe renal impairment will be intiated during the fourth quarter of 2017. Data from this study is exoected to further support the strong safety profile of TXL in patients with comorbidities. Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

CRV431

CRV431 is a novel drug candidate designed to target a class of host proteins called cyclophilins, of which there are many types. Cyclophilins play a role in health and in the pathogenesis of certain diseases, and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. Three-dimensional configuration of proteins is a key element in determination of protein function. Additionally, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the life cycle of certain viruses, including for example, HBV, HIV, and hepatitis C virus (“HCV”) infections. CRV431 has been developed to inhibit the role of these host cyclophilins and therefore interfere in the propagation of these viruses. CRV431 does not directly target the virus and, as such, should be less susceptible to drug resistance, borne from viral mutations.

Thus far, in vitro testing of CRV431 has been conducted in-house and in collaboration with external research groups including for example, the Scripps Research Institute (“Scripps”). Data in various cell lines of either transfected or infected HBV demonstrates nanomolar efficacy (EC50 values) and micromolar toxicity (CC50 values). The selective index (SI), therefore, is wide and suggests that CRV431 presents a viable clinical drug candidate for the treatment of viral infections, including HBV. Additional testing in a transgenic mouse model of HBV indicated that CRV431 reduced HBV DNA in the liver. In a non-alcoholic steatohepatitis (NASH) mouse model, CRV431 demonstrated anti-fibrotic potential, thus addressing an important concern of the downstream effects of chronic HBV infection and liver disease. Both animal models confirmed that CRV431 is orally active and appeared to be well tolerated.

We plan to file an IND and CTA for the treatment of chronic Hepatitis B infection during the first half of 2018 and plan to initiate clinical studies in the second half of 2018.

Market Opportunities

We believe the Hepatitis B market is poised for exceptional growth The hepatitis B virus (HBV) is a member of the hepadnavirus family that causes both acute and chronic liver infections. Transmission of the virus occurs by exposure to infected blood or bodily fluids, with the most typical modes being sexual contact, blood transfusion, re-use of contaminated syringes, and transmission from mother to child during childbirth.

Acute infection with the hepatitis B virus typically results in a loss of appetite, nausea, vomiting, body aches, mild fever, and jaundice. More than 90% of adults infected with the hepatitis B virus will recover and be completely disease free within six months. A vaccine to prevent hepatitis B infection has been available in the U.S. for over 30 years. It is administered as a series of three shots and is now believed to offer indefinite protection against infection (Van Damme et al., 2007). The vaccine is both safe and effective, with over one billion doses administered worldwide since its introduction, with less than 1% of vaccinated children developing chronic infection.

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

Limitations of current therapies

Two different types of drugs are utilized in the treatment of chronic HBV infection: conventional or pegylated interferon alpha (INF or PEG-INF) and nucleoside/nucleotide analogs (“NAs”). Treatment is dependent upon: serum HBV DNA levels, serum ALT levels, and severity of liver disease. NAs available for the treatment of chronic HBV infection include:

•                  Nucleoside analogs: clevudine, emtricitabine, entecavir, lamivudine, telbivudine

•                  Nucleotide analogs: adefovir and tenofovir.

NAs are quite effective at inhibiting HBV replication; however, these treatments are not curative and require lifelong dosing. With the exception of tenofovir and entecavir, long-term treatment with these NAs is associated with a high risk of developing drug resistance. Entecavir is less effective in patients who had previously been treated with lamivudine (PI), a widely used treatment for HBV. Long-term treatment with the currently licensed prodrug of tenofovir, Viread®, is associated with kidney and bone toxicity (Scaglione et al., 2012)(PI).

Tenofovir is a NA inhibitor of reverse transcriptase, an enzyme that has diverse functions during HBV replication (Jones et al., 2013). Tenofovir was originally synthesized in the mid 1980’s and was initially shown to have anti-HIV activity. However, due to its very limited bioavailability, the compound did not have the potential for widespread use. TDFis a prodrug of tenofovir that was developed to allow for oral administration. TDF was approved by the FDA for the treatment of HIV in 2001 and for the treatment of chronic HBV infection in 2008. The drug is marketed under the name Viread® by Gilead Sciences, or Gilead. Gilead has also developed tenofovir alafenamide fumarate (“TAF”), currently marketed as Vemlidy® , as a follow-on compound to TDF. In both HIV and HBV clinical studies, TAF exhibits similar antiviral activity to TDF but at much lower concentrations of tenofovir in the blood. The lower blood concentration of tenofovir following metabolism of TAF supports the notion that kidney and bone toxicity will be reduced compared to treatment with TDF (Ruane et al., 2013, Agarwal et al., 2015 and Sax et al., 2015).

A critical limitation of current therapies is the inability to achieve control of the infection in the vast majority of patients without lifelong treatment. HBV exists in the liver as viral cccDNA. The infected person is unable to eliminate this persistent form of the virus despite available therapies. This underscores the need for combination therapy with new classes of agents. Combinations of agents with new and complimentary mechanisms of action that attack the virus at different parts of its lifecycle will be needed to achieve a functional cure. It is our intention to develop TXL, the prodrug of a well established anti-HBV nucleotide analog, tenofovir, to be a pivotal component of a curative combination therapy for HBV. An example of such a combination would be TXL and CRV431.

The drive to find meaningful combination therapy for the treatment of chronic HBV infection stems from the generally accepted principle that a functional cure should address: 1) reduction of HBV DNA; 2) reduction in expression of HBeAg and HBsAg; 3) development of anti-HBsAg antibodies; and 4) reduction/elimination of cccDNA. TXL has been primarily developed to reduce HBV DNA (viral load). Layering CRV431 on top of TXL is a strategy that begins to address this need for combination therapy to target multiple stages of the HBV life cycle, as preliminary findings indicate CRV431 suppresses HBV DNA and suppresses both HBeAg and HBsAg.

License Agreement

Under the terms of the License Agreement, we licensed TXL from Chimerix in exchange for an upfront payment consisting of 120,000 shares of our Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. We may also terminate the License Agreement without cause on a country by country basis upon sixty (60) days’ prior written notice to Chimerix.

Herpes Zoster Therapy

VALNIVUDINE

VALNIVUDINEis an orally available, small molecule nucleoside analogue prodrug of CF-1743 that we are developing for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV. VZV is responsible for producing the infectious disease known as chicken pox in individuals upon initial exposure to the virus.. VALNIVUDINE is being developed specifically for the prevention of post-herpetic neuralgia and treatment of acute herpes zoster associated pain. Nucleoside analogs are capable of disrupting replication of the virus. VALNIVUDINE is a pro-drug of CF-1743, which enables us to take advantage of VALNIVUDINE’s more rapid absorption compared to CF-1743 when taken orally. Published preclinical studies demonstrate that VALNIVUDINEis significantly more potent against VZV than currently marketed compounds acyclovir, valacyclovir, and famciclovir, the FDA-approved drugs used for the treatment of shingles. VALNIVUDINE has a more rapid onset of antiviral activity, and may fully inhibit the replication of VZV more rapidly at significantly lower concentration levels. In addition, pharmacokinetic data from completed Phase 1 and 2 clinical trials suggest that VALNIVUDINE has the potential to demonstrate antiviral activity when dosed orally once-a-day at significantly lower blood levels.

We are currently conducting a Phase 3 study that compares VALNIVUDINE to valacyclovir (Valtrex®) with the reduction in the incidence of shingles-associated pain, PHN, as a primary endpoint. It is a multi-center, randomized, double-blind, parallel-group, comparative study in the U.S. The study is comprised of three arms: VALNIVUDINE 400mg QD, VALNIVUDINE 400mg BID, and valacyclovir 1000mg TID. Approximately 825 patients are expected to be analyzed for a seven-day treatment period, and follow up through day 120.

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

•                  Inconvenient Dosing. Due to their pharmacokinetic properties and lower potency against VZV, current pan-herpetic oral antiviral therapies require shingles patients to take three to five oral doses each day for seven to ten days.. We believe that an effective therapy that can be administered via a more convenient, once-a-day oral administration may have a competitive advantage relative to current shingles therapies.

•                  The Dosage of Currently Available Antiviral Drugs for shingles Must be Adjusted for Patients with Insufficient Renal Function. Although current pan-herpetic oral antiviral therapies have been shown to be generally safe and well tolerated in shingles patients, dosing of cutrrent marketed therapies must be adjusted for certain patients with insufficient renal (kidney) function to avoid potential adverse events We believe that the dosing of VALNIVUDINE will not need to be adjusted for patients with insufficient renal function therefore having a competitive advantage over currently approved shingles therapies.

We believe there is a significant unmet medical need for a potent, faster acting, low dose once-daily oral antiviral agent, such as VALNIVUDINE, which has the potential to further reduce the incidence, severity, and duration of shingles-associated pain and prevent PHN.

License Agreement

The VALNIVUDINE assets acquired from Bristol-Myers Squibb Company, or BMS are licensed from Cardiff pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and CRI, an entity with no prior relationship with us, as amended March 27, 2007, or the Cardiff Agreement.

The Cardiff Agreement remains in full force and effect until the date upon which the last of the last patent or the last continuation or extension to any patents within the Patent Rights (as defined in the Cardiff Agreement) expires. Any milestone and/or royalty payment under the Cardiff Agreement shall be payable for as long as the Cardiff Agreement is in effect. The Cardiff Agreement may be terminated in its entirety, for among other reasons and in the following manner as set forth below: (a) automatically by Cardiff, if we become bankrupt or insolvent and/or if our business shall be placed in the hands of a receiver, assignee, or trustee; (b) upon ninety (90) calendar days written notice from Cardiff, if we breach or default (i) on the payment or report obligations or use of name obligations or (ii) on any other obligation under the Cardiff Agreement, subject to a ninety (90) calendar-day cure period; (c) if we have defaulted or been in excess of one (1) month late on its payment obligations pursuant to the terms of the Cardiff Agreement on any two (2) occasions in a twelve (12) month period, subject to a cure period; (d) upon one hundred twenty (120) calendar days written notice from us if any particular patent or patents included in Patent Rights and which account for at least thirty (30%) percent of the total royalty to Cardiff, is or are irrevocably adjudicated to be invalid; or (e) upon ninety (90) calendar days written notice from us if Cardiff is in breach of Section 11.1 (Confidential Information and Publication) unless, before the end of the such ninety (90) calendar-day notice period, Cardiff has cured the default or breach to our reasonable satisfaction and so notifies us, stating the manner of the cure.

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

Pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of 20 years from the date of filing, somewhat irrespective of the period of time it may take for the patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing data exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. The Drug Price Competition and Patent Term Restoration Act of 1984 also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding New Drug Application (“NDA”) plus the period of time between the filing of the NDA and FDA approval, with a five year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing data exclusivity provisions of this law.

Pursuant to the Contribution Agreement, entered into between us and Synergy Pharmaceuticals Inc., or Synergy on August 5, 2013, Synergy transferred ownership of all intellectual property rights acquired from BMS, including all historical research, clinical study protocols, data, results and patents related to the VALNIVUDINE assets.

The VALNIVUDINE assets acquired by us from Synergy are licensed from Cardiff pursuant to the terms of the Cardiff Agreement which we assumed from Synergy. Cardiff and Rega Foundation (“Rega”) were originally the joint owners of the Patent Rights. Pursuant to the terms of an agreement, dated September 24, 1998, as amended December 23, 2004, Cardiff received from Rega an exclusive, irrevocable worldwide license to manufacture, use, sell, or otherwise deal in or with products utilizing the Patent Rights, including the right to grant sublicenses thereunder.. As of June 30, 2014, we currently license from Cardiff the three issued United States patents related to VALNIVUDINE which we acquired from Synergy pursuant to the Contribution Agreement. One of these patents covers the composition-of-matter of VALNIVUDINE and was issued on December 11, 2012 and will expire in 2028. The other two cover the precursor and close analogs of VALNIVUDINE and were issued on October 26, 2001 and June 3, 2003 and will both expire in 2018. In addition we currently license from Cardiff 38 granted foreign patents which cover composition-of-matter of VALNIVUDINE and expire in 2027. We also own several pending foreign applications which cover the composition of matter of VALNIVUDINE. We also own foreign patents that cover the precursor and close analogs of VALNIVUDINE and  currently license foreign applications from Cardiff and one US application pending, which cover the VALNIVUDINE process and polymorph composition.

The TXL assets acquired by us from Chimerix are licensed pursuant to the terms of the December 18, 2014 Agreement (“Agreement”). Per the Agreement, we received from Chimerix a license to develop, make, have made, use, sell, offer for sale, export and import TXL. Per the Agreement, we acquired patented rights owned by Chimerix, including rights licensed to Chimerix by Regents of the University of California pursuant to the terms of an agreement, dated May 12, 2002, by and between Chimerix and the Regents of the University of California (“UC Agreement”), as amended on September 11, 2002, December 17, 2010, September 14, 2011, and July 19, 2012.

As of the date of this report, we currently license directly from Chimerix two issued United States patents related to TXL. One of these patents covers a composition of matter of a stable crystalline salt of TXL and was issued on

April 14, 2015 and will expire in 2031. The other United States patent covers methods of use of TXL and was issued on March 31, 2015 and will expire in 2030. In addition, we currently directly license from Chimerix one granted Australian patent which covers the composition of matter of a stable crystalline salt of TXL which will expire in 2031. We also directly license ten foreign granted patents (Australia, China, Europe, Japan, Mexico, and South Africa) which cover methods of use of TXL and expire between 2028 and 2030. We directly license five pending foreign patent applications and one pending US patent application which cover the composition of matter of a stable crystalline salt of TXL. We also directly license from Chimerix 21 additional pending foreign patent applications and 4 pending US patent applications which cover methods of use of TXL. The US patent applications, if allowed, will expire in 2030, 2031 and 2033, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment. The foreign patent applications, if allowed, will expire between 2028 and 2033.

As of the date of this report, we currently license from Chimerix, pursuant to the terms of the UC Agreement, five issued United States patents and one allowed patent application related to TXL. Four of the issued patents cover a composition of matter of TXL and were issued between 2004 and 2012 and will expire between 2020 and 2021. The allowed patent application also covers compositions of matter and will likely expire in 2020, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment.

The other United States patent covers methods of use of TXL and was issued on September 7, 2010 and will expire in 2020.

In addition, we currently license from Chimerix, via the UC Agreement, 36 granted foreign patents covering the composition of matter of TXL in Australia, Canada, Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Sweden, and Turkey, Hong Kong, India, Japan, Mexico, China, Russia, and South Africa. We also license two additional pending patent applications covering the composition of matter in Japan and India. All foreign patents and pending patent applications will expire in 2020.

On June 13, 2016 we completed our merger with Ciclofilin Pharmaceuticals, Inc. (“CPI”) acquiring all of its outstanding equity interests. Ciclofilin’s lead asset is CPI-431-32, (“CRV431”)which is in development against hepatitis B virus (HBV). CRV431 strengthens ContraVir’s HBV portfolio, which also contains TXL, a highly potent HBV antiviral that works through a complementary mechanism. On February 14, 2014, CPI, through its wholly owned subsidiary, had entered into a Purchase and Sale Agreement to acquire Aurinia Pharmaceuticals Inc. (“Aurinia”) entire interest in CRV431. There was no upfront consideration. There are future milestone payments of up to CAD $2.9 million, which are to be paid within 30 days of achieving such milestone. In addition to the milestone payments,  future payment obligations (in Canadian Dollars “CAD”) include a royalty of 2.5% of net sales. The amount payable under the foregoing royalty obligation is uncapped.

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

We intend to use contract manufacturers to produce clinical trial material for use in the clinical trials of VALNIVUDINE, TXL, and CRV431.

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

Employees

As of June 30, 2017, we had twenty-one employees. Our relations with our employees are satisfactory.

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

As of June 30, 2017 and 2016, we had an accumulated deficit of $59.5 and $44.6 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

Our prospects are partially dependent on the success of VALNIVUDINE, which is currently in a Phase III, pivotal trial program. While we seek to improve the clinical results with the Phase III program there is the possibility that the results on our VALNIVUDINE product candidate may or may not lead to other potential strategic pathways; there can be no assurance we will be able to successfully advance or develop our VALNIVUDINE product candidate and if we are unable to further develop or obtain regulatory approval, our business will be materially harmed.

In December 2010, Inhibitex, a previous owner of the VALNIVUDINE assets, announced that in a pivotal Phase II clinical trial of VALNIVUDINE, an oral antiviral compound being developed to treat herpes zoster, more commonly referred to as shingles, failed to meet its primary endpoint. Since we received the VALNIVUDINE assets from Synergy, we have not engaged in any clinical study of VALNIVUDINE or materially advanced the development of VALNIVUDINE. We are currently conducting various analyses of our preclinical and clinical data related to VALNIVUDINE, as well as analyzing the various lots of clinical trial material used in the Phase II trials in an effort to determine whether the results of the Phase II trial were a consequence of one or more factors, including the potency and consistency of the clinical trial material, the change in the dosing schedule, and selection of the patient population studied and the appropriateness of the primary efficacy endpoint used in the clinical trial to determine the effectiveness of the treatments. If we are unable to successfully advance or develop our VALNIVUDINE product candidate, it will have a material adverse effect on our business.

Our product candidate TXL is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

If the actual or perceived therapeutic benefits of VALNIVUDINE are not sufficiently different from existing generic drugs currently used to treat shingles or reduce or prevent shingles-associated pain and PHN, we may terminate the development of VALNIVUDINE at any time, or our ability to generate significant revenue from the sale of VALNIVUDINE, if approved, may be limited and our potential profitability could be harmed.

Valacyclovir, famciclovir and acyclovir are existing generic drugs currently marketed to treat shingles patients. Generic drugs are compounds that have no remaining patent protection, and generally have an average selling price substantially lower than drugs that are protected by patents and intellectual property rights. Unless a patented drug can differentiate itself from generic drugs treating the same condition or disease in a clinically meaningful manner, the existence of generic competition in any indication may impose significant pricing pressure on patented drugs. Accordingly, if at any time we believe that VALNIVUDINE may not provide meaningful therapeutic benefits, perceived or real, over these existing generic drugs, we may delay or terminate its future development. We cannot provide any assurance that later-stage clinical trials of VALNIVUDINE will demonstrate any meaningful therapeutic benefits over existing generic drugs sufficient to justify its continued development. Further, if we successfully develop VALNIVUDINE and it is approved for sale, we cannot assure you that any real or perceived therapeutic benefits of VALNIVUDINE over generic drugs will result in it being, accepted for sale by insurance company or hospital formularies, prescribed by physicians or commanding a price higher than the existing generic drugs.

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

To the best of our knowledge, the following companies are potential competitors as we develop VALNIVUDINE: Epiphany Biosciences, Inc., Astellas Pharma US, Inc., GlaxoSmithKline plc and Janus Pharmaceuticals, Inc. Specifically, we are aware that valomaciclovir is being developed by Epiphany Pharmaceuticals and has completed Phase IIb clinical trials for VZV infections. To our knowledge, other potential competitors are in earlier stages of development for VZV infections. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for VALNIVUDINE.

If approved and commercialized, TXL will compete with at least five currently approved prescription therapies for the treatment of HBV: Viread, Vemlidy, Baraclude, Tyzeka, Hespera, and Epivir. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for TXL.

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

Our product candidates, TXL, CRV431, and VALNIVUDINE, are chemical compounds, also referred to as small molecules. We have limited experience in the discovery, development and manufacturing of these small molecule antiviral compounds. In order to successfully develop these product candidates, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

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

We, have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

If approved and commercialized, VALNIVUDINE intends to compete with at least 4 currently approved prescription therapies for the treatment of shingles, acyclovir, valacyclovir and famiciclovir. In addition, Zostavax®, a live attenuated varicella zoster virus VZV vaccine, is available and may reduce the overall incidence of shingles. We also believe other companies are developing products that will compete with VALNIVUDINE should they be approved by the FDA. For example, valomaciclovir is being developed by Epiphany Pharmaceuticals and has completed Phase IIb clinical trials for VZV infections. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for VALNIVUDINE.

If approved and commercialized, TXL intends to compete with at least 5 currently approved prescription therapies for the treatment of HBV, Viread, Baraclude, Tyzeka, Hespera, and Epivir. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for TXL.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of VALNIVUDINE and TXL, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of VALNIVUDINE or other product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicological, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of regulatory approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities. If ultimately approved, VALNIVUDINE, TXL, or any other product candidate we may develop, would compete against existing therapies or other product candidates in various stages of clinical development that we believe may potentially become available in the future. For example, VALNIVUDINE may compete with products for the treatment shingles, shingles-associated pain and the prevention of post-herpetic neuralgia. Some of the large pharmaceutical companies that currently market products that would compete with our product candidates, if approved, include, but are not limited to multiple large generic companies such as GlaxoSmithKline and Merck.

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

We do not currently own any patents, trademarks, or copyrights; however, our business is substantially dependent upon certain intellectual property rights that we license from Cardiff and Chimerix. Therefore, our commercial success will depend to a large extent on our ability to maintain and comply with our obligations under the Agreements. The Agreements provide the right to terminate if the Agreement for an uncured breach by us, or if we are insolvent or the subject of a bankruptcy proceeding, or potentially other reasons. We expect that other technology in-licenses that we may enter into in the future will contain similar provisions and impose similar obligations on us. If we fail to comply with any such obligations such licensor will likely terminate their out-licenses to us, in which case we would not be able to market products covered by these licenses, including our VALNIVUDINE and TXL assets. The loss of our license with Cardiff with respect to the VALNIVUDINE assets, and potentially other licenses that we enter into in the future, would have a material adverse effect on our business. In addition, our failure to comply with obligations under our material in-licenses may cause us to become subject to litigation or other potential disputes under any such license agreements.

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

We are a small company with 21 employees as of June 30, 2017. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of June 30, 2017 and 2016 and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. As of June 30, 2017 and 2016, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market LLC (“NASDAQ”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On June 7, 2017, we received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”) that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the NASDAQ Capital Market under the symbol “CTRV”. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until December 4, 2017, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by December 4, 2017, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and we provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ or fail to comply with or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of VALNIVUDINE and TXL. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

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

We have satalite office space located in approximately 250 square feet of leased space at 2805 Old Easton Roday, Doylestown, Pennsylvania, 18902.

We have approximate 2,200  square feet of leased office and laboratory  space located at 2011-94 Street, NW, Suite 102, Edmonton, AB, CANADA, T6N 1H1

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of February 27, 2015, our common stock began trading on The NASDAQ Capital Market under the symbol “CTRV.” Prior to that date, our common stock was traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “CTRV.” Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on The NASDAQ Capital Market on September 15, 2017 was $0.49 per share.

Fiscal 2017	High	Low
Fourth Quarter	$1.78	$0.58
Third Quarter	$1.77	$1.26
Second Quarter	$2.35	$1.09
First Quarter	$1.25	$0.98

Fiscal 2016	High	Low
Fourth Quarter	$1.18	$0.82
Third Quarter	$1.74	$0.88
Second Quarter	$4.72	$1.51
First Quarter	$5.75	$2.09

Holders of Record

As of September 15, 2017, there were approximately 212 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of June 30, 2017.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	6,481,186	$1.54	1,218,814
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	6,481,186	$1.54	1,218,814

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report. All amounts in this report are in U.S. dollars, unless otherwise noted.

Business Overview

We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infections. We are developing two compounds to treat HBV infection, TXL and CRV431. TXL is a highly potent oral lipid prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections. CRV431 is a novel drug candidate also designed for the treatment of HBV infection that we acquired through our merger with Ciclofilin Pharmaceuticals Inc. CRV431 has been designed to target enzymes (“cyclophilins”) that play a key role in the HBV viral life cycle. We are also developing an antiviral asset known as VALNIVUDINE, VALNIVUDINE is an orally available, small molecule compound being developed for the prevention of post-herpetic neuralgia (PHN) and treatment of herpes zoster infection and acute zoster-associated pain. Herpes zoster, otherwise known as shingles, is an infection caused by the reactivation of varicella zoster virus or VZV, the cause of Chickenpox.

TXL

TXL is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. It has completed a Phase 1 clinical trial in healthy volunteers, demonstrating a favorable safety, tolerability and drug distribution profile. We are developing TXL for Hepatitis B (HBV).

We licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (time of the deal). We intend to develop TXL for the treatment of chronic HBV infection. A recently issued composition of matter patent for TXL provides intellectual property protection to at least 2031.

We completed a Phase 1b safety and pharmacokinetic study in 2016. Data from the Phase 1b study demonstrate that TXL was safe and well tolerated by healthy volunteers in all  dosing groups  We also completed a Phase 2a multiple ascending dose proof of concept clinical trial. The study enrolled 62 treatment-naïve patients with chronic HBV infection and compared TXL to the standard dose of TDF. Data from the Phase 2a study demonstrated that TXL was safe and well tolerated by patients with chronic HBV infection in all dosing groups

The data in the phase 2a atudy demonstrated that doses of TXL™ from 25-mg to 100-mg resulted in comparable  mean HBV viral load reductions to the 300-mg dose of TDF after 28 days of treatment. The reduction in viral load persisted for up to one month after cessation of treatment. The data demonstrated that TXL™, at all doses tested, resulted in substantially lower systemic circulating levels of tenofovir in the blood compared to TDF. These results demonstrate the potential for TXL™ to reduce the risk of bone- and kidney-related toxicities associated with TDF.

We submitted an Investigational New Drug application (“IND”) to the U.S. Food and Drug Admnistration (“FDA”) to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017. We plan to initiate a safety study in patients with severe renal impairment will be intiated during the fourth quarter of 2017. Data from this study are expected to further support the strong safety profile of TXL in patients with comorbidities. Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

The decision to develop TXL for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. TXL is 4.5 times more potent than PDFtenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies. The lower dose may also allow for a better safety profile than TDF. The strategy for TXL is to develop the compound to serve as a critical backbone therapy in future HBV combination therapies. We will be seeking to submit an Investigational New Drug application (“IND”) to support an initiation of our HBV clinical development program at the end of 2015.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2017, we have an accumulated deficit of approximately $59.5 million. From inception through June 30, 2017, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

On April 25, 2017 we closed on a public offering of 12,000,000 shares of our common stock and warrants to purchase up to 6,000,000 shares of common stock, at a fixed combined price to the public of $1.00 under our current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.9 million. If the warrants were exercised in full, we would receive additional proceeds of approximately $7.5 million.

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

Going Concern

As of June 30, 2017 we had $13.0 million in cash. Net cash used in operating activities was $19.2 million for the year ended June 30, 2017. Net loss for the year ended June 30, 2017 was $14.9 million. As of June 30, 2017 we had an accumulated deficit of $59.5 million. As of June 30, 2017, we had working capital of $10.2 million, whereas on June 30, 2016 we had working capital of $2.8 million. We expect to incur losses for the next several years as we expand our research, development and clinical trials of VALNIVUDINE, TXL and CRV143. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we concluded there is substantial doubt in our ability to continue as a going concern within one year after the financial statements are issued without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016  and April 2017 common stock offerings deemed to be derivative instruments due to certain contingent  put feature on the warrants, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2017, the fair value of such warrants was $1.7 million which we classified as a long term derivative liability on our balance sheets.

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

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of the related IPR&D.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2017 and 2016 we had prepaid research and development costs of $75,484 and $354,542, respectively.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have a limited trading history in our common stock and lacks company-specific historical and implied volatility information. Therefore, the estimated expected stock volatility is based on the historical volatility of a publicly traded set of peer companies until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Due to the net losses incurred to date and because the exercise price of the liability classified warrants issued on April 25, 2017 does not exceed our average stock market price for the period they were outstanding, these warrants were included in the computation of diluted earnings per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In January of 2017, the FASB issue ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) (“ASU 2017-04”) , which amended the 2014 amendments to the FASB Accounting Standards Codification that allowed companies an alternative accounting treatment for subsequently measuring goodwill. This amendment is Phase 1 of a project by the FASB Board to simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. These amendments are to be applied on a prospective basis and are required to be adopted for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual and interim reporting periods ending after December 15, 2016 with early adoption permitted. The Company has adopted ASU 2014-15. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS

Comparison of Years Ended June 30, 2017 and 2016:

	Year ended
	June 30, 2017	June 30, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	13,651,987	15,019,277	(1,367,290)
General and administrative	7,371,885	5,786,208	1,585,677
Loss from operations	(21,023,872)	(20,805,485)	(218,387)
Other income/(expense):
Change in fair value of warrant liability and contingent consideration	4,224,819	3,806,847	417,972
Loss before income taxes	(16,799,053)	16,998,638	199,585
Income tax benefit	1,908,003	—	1,908,003
Net loss	$(14,891,050)	$(16,998,638)	2,107,588

We had no revenues during the years ended June 30, 2017 and 2016, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended June 30, 2017 and 2016 amounted to $13.7 million and $15.0 million, respectively. The decrease of $1.4 million is primarily due to a $3.6 million decrease in Valnivudine clinical trial expenses partially offset by a $1.3 million increase in payroll related costs due to an increase in research and development staffing, a $0.6 million increase in TXL development costs related to our Phase 1b and Phase 2A clinical trials and a $0.4 million increase in stock based compensation.

General and administrative expenses for the years ended June 30, 2017 and 2016 amounted to $7.4 million and $5.8 million, respectively. The increase of $1.6 million is primarily due to an increase of $0.4 million  in payroll related costs due to an increase in finance and adminstrative staffing, an increase of $0.3 million related in general operating costs resulting from the acquisition we completed in June 2016, an increase of $0.5 million in stock-based compensation expense and $0.1 million for legal, investor relations and professionl fees.

In the years ended June 30, 2017 and 2016, we had income of $4.2 million and $3.8 million, respectively, related to a change in the fair value of our warrant liabilities. This change in fair value of the derivative liabilities is primarily due to a decrease in our stock price, which is one of the inputs used in the Black-Scholes option pricing model used to revalue the liability-classified warrants each reporting period.

During the year ended June 30, 2017, we received an income tax benefit of $1.9 million resulting from the sale of our net operating losses to a third party.

Net loss for the years ended June 30, 2017 and 2016 was $14.9 million and $17.0 million, respectively, which was a result of the operating expenses and change in fair value of our warrant liability discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the years ended June 30, 2017 and 2016:

	Year ended
	June 30, 2017	June 30, 2016
Net cash (used in) provided by:
Operating activities	$(19,172,110)	$(16,555,098)
Investing activities	(14,709)	(502,206)
Financing activities	24,765,627	19,898,079
Net increase in cash	$5,578,808	$2,840,775

As of June 30, 2017, we had $13.0 million in cash, as compared to $7.4 million as of June 30, 2016. Net cash used in operating activities was approximately $19.2 million for the year ended June 30, 2017, as compared to $16.6 million for the year ended June 30, 2016. This cash was primarily used to continue clinical development of our three drug compounds as well as general and administrative costs and expenses. Additionally, the cash used in operations included a decrease of $4.3 million related to the non cash change in fair market value of our warrant liability, partially offset by $1.7 million of non-cash stock-based compensation expense. As of June 30, 2017, we had working capital of $10.2 million, as compared to $2.8 million as of June 30, 2016.

Net cash provided by financing activities for the year ended June 30, 2017 primarily consisted of net proceeds of $24.8 million from an equity offering and the  Controlled Equity Offering, described further below. Net cash provided by financing activities for the year ended June 30, 2016 primarily consisted of net proceeds of $19.9 million from the issuance of common stock.

On April 25, 2017 we closed on a public offering of 12,000,000 shares of our common stock and warrants to purchase up to 6,000,000 shares of common stock, at a fixed combined price to the public of $1.00 under our current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of 5 years from the date of issuance at an exercise price of $1.25 per share. There is not, nor is the exected to be , any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.9 million.

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

On March 9, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time, through Cantor shares of our common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million. We intend to use the net proceeds from these sales to fund our research and development activities, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

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

For the year ended June 30, 2017, the Company sold approximately 6.4 million shares of the Company’s common stock resulting in net proceeds of approximately $13.6 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

During the  period from July 25th to September 28, 2017, the Company sold approximately 2.2 million shares of the Company’s common stock resulting in net proceeds of approximately $1.2 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent (see note 6).

Operating and Capital Expenditure Requirements

As of June 30, 2017, we had an accumulated deficit of $59.5 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of VALNIVUDINE, TXL and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The audited financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize  on unfavorable terms.

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of June 30, 2017, other than an operating lease for our office space and a capital lease for equipment. The following table summarizes this obligation:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease	$279,074	$130,181	$148,893	$—	$—

We have executed several license agreements, as discussed in Note 13 to the consolidated financial statements. Other than the payments noted in the table above, we have not accrued milestone and royalty payments associated with licensing as management cannot reasonably estimate if or when they will occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ContraVir Pharmaceuticals, Inc.

Edison, New Jersey

We have audited the accompanying consolidated balance sheets of ContraVir Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ContraVir Pharmaceuticals, Inc. and its subsidiaries at June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and will continue to incur large losses in the future, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO USA, LLP

Woodbridge, New Jersey

September 28, 2017

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,
	2017	2016
Assets
Current Assets:
Cash	$12,982,748	$7,403,940
Prepaid expenses	210,174	491,045
Total Current Assets	13,192,922	7,894,985
Property and equipment, net	67,564	80,848
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	63,182	69,955
Total Assets	$18,384,592	$13,106,712
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,626,791	$4,252,243
Accrued expenses	1,318,083	820,894
Current portion of capital lease	—	10,410
Total Current Liabilities	2,944,874	5,083,547
Contingent consideration	3,410,000	3,320,000
Deferred tax liability	1,269,620	1,269,620
Derivative financial instruments, at estimated fair value—warrants	1,702,231	2,115,965
Total Liabilities	9,326,725	11,789,132
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 104,013 and 1,250,000 shares at June 30, 2017 and 2016, respectively	1,040,128	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 0 and 120,000 shares at June 30, 2017 and 2016, respectively	—	1,200,000
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 75,707,348 and 32,231,241, shares issued and outstanding at June 30, 2017 and 2016, respectively	7,571	3,224
Additional paid in capital	67,513,713	32,226,851
Accumulated deficit	(59,503,545)	(44,612,495)
Total Stockholders’ Equity	9,057,867	1,317,580
Total Liabilities and Stockholders’ Equity	$18,384,592	$13,106,712

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year ended
	June 30, 2017	June 30, 2016

Revenues	$—	$—

Costs and Expenses:
Research and development	13,651,987	15,019,276
General and administrative	7,371,885	5,786,209
Total Operating Expenses	21,023,872	20,805,485

Loss From Operations	(21,023,872)	(20,805,485)

Other Income (Expense):
Change in fair value of derivative instruments—warrants and contingent consideration	4,224,819	3,806,847
Total Other Income (Expense)	4,224,819	3,806,847

Loss before income taxes	(16,799,053)	(16,998,638)
Income tax benefit	1,908,003	—
Net loss Attributable to Common Shareholders	$(14,891,050)	$(16,998,638)

Weighted Average Common Shares Outstanding
Basic	58,290,433	27,060,326
Diluted	58,338,618	27,060,326

Net loss per Common Share
Basic	$(0.26)	$(0.63)
Diluted	$(0.30)	$(0.63)

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2017 and 2016

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
						Par	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance June 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,276,730	$2,228	$17,350,713	$(27,613,857)	$3,439,084
Issuance of common stock, net	—	—	—	—	9,929,578	993	19,862,993	—	19,863,986
Fair value of warrants issued in connection with common stock offering, reclassified to derivative liability	—	—	—	—	—	—	(5,922,812)	—	(5,922,812)
Stock option exercise	—	—	—	—	24,933	3	34,090	—	34,093
Stock-based compensation expense	—	—	—	—	—	—	901,867	—	901,867
Net loss	—	—	—	—	—	—	—	(16,998,638)	(16,998,638)

Balance June 30, 2016	1,250,000	$12,500,000	120,000	$1,200,000	32,231,241	$3,224	$32,226,851	$(44,612,495)	$1,317,580
Issuance of common stock, net	—	—	—	—	18,441,879	1,839	24,657,920	—	24,659,759
Conversion of preferred stock	(1,145,987)	(11,459,872)	(120,000)	(1,200,000)	24,946,162	2,495	12,657,377	—	—
Fair value of warrants issued in connection with equity offering reclassified to derivative liability	—	—	—	—	—	—	(3,976,501)	—	(3,976,501)
Warrant exercise	—	—	—	—	50,000	5	160,412	—	160,417
Stock option exercise	—	—	—	—	38,066	3	31,274	—	31,277
Stock-based compensation expense	—	—	—	—	—	5	1,756,380	—	1,756,385
Net loss	—	—	—	—	—	—	—	(14,891,050)	(14,891,050)
Balance June 30, 2017	104,013	$1,040,128	—	$—	75,707,348	$7,571	$67,513,713	$(59,503,545)	$9,057,867

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net loss	$(14,891,050)	$(16,998,638)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,756,385	901,867
Change in fair value of derivative instrument—warrants and contingent consideraiton	(4,224,819)	(3,806,847)
Depreciation	27,993	21,525
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,128,263)	3,135,022
Prepaid expenses and other assets	287,644	191,973

Net Cash Used In Operating Activities	(19,172,110)	(16,555,098)

Cash Flows From Investing Activities:

Acquisition of business, net of cash acquired	—	(495,603)
Purchase of property and equipment	(14,709)	(6,603)
Net Cash Used In Investing Activities	(14,709)	(502,206)

Cash Flows From Financing Activities:

Change in current portion of capital lease	(10,410)	—
Proceeds from the issuance of common stock, net	24,659,760	19,863,986
Proceeds from exercise of warrants	85,000	—
Issuance of common stock via stock option exercise	31,277	34,093
Net cash provided by financing activities	24,765,627	19,898,079

Net Increase In Cash	5,578,808	2,840,775
Cash at beginning of period	7,403,940	4,563,165
Cash at end of period	$12,982,748	$7,403,940

Supplementary Disclosure Of Cash Flow Information:
Cash paid for taxes	$—	$—

Supplementary Disclosure Of Non-Cash Financing Activities:
Reclass of derivative liability for warrant exercise	$75,417	$—
Fair value of warrants issued in conjunction with common stock offering	$3,976,501	$5,922,812

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir”, “Company “we,” “us,” or similar pronouns) is a biopharmaceutical company focused primarily on the clinical development of TXL and CRV431 to treat Hepatitis B (HBV) and, VALNIVUDINE to treat herpes zoster (HZ), or shingles, which is an infection caused by the reactivation of varicella zoster virus (VZV) or “chickenpox”.

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

Going Concern

As of June 30, 2017, ContraVir had $13.0 million in cash. Net cash used in operating activities was $19.2 million for the year ended June 30, 2017. Net loss for the year ended June 30, 2017 was $14.9 million. As of June 30, 2017 we had an accumulated deficit of $59.5 million. As of June 30, 2017, ContraVir had working capital of $10.2 million, whereas on June 30, 2016 ContraVir had working capital of $2.8 million. The Company expects to incur losses for the next several years as it expands its research, development and clinical trials of VALNIVUDINE, TXL and CRV431. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

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

Cash

As of June 30, 2017 and 2016, the amount of cash was approximately $13.0 million and $7.4 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings and deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2017, the fair value of such warrants was $1.7 million which we classified as a long term derivative liability on our balance sheets.

Property, equipment and depreciation

As of June 30, 2017 and 2016, the Company had $67,564 and $80,848, respectively, of property and equipment, consisting primarily of computer equipment and equipment under capital lease. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended June 30, 2017 and 2016 was $27,993 and $21,525, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. The Company will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2017 and 2016.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the year ended June 30, 2017.

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

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, the Company could incur significant charges in the period in which the impairment occurs. There was no impairment of IPR&D for the year ended June 30, 2017.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2017 and 2016, the Company had prepaid research and development costs of $75,484 and $354,542, respectively.

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

Foreign Exchange

The functional currency of ContraVir and ContraVir Research Inc. is the U.S. dollar. The functional currency of Ciclofilin is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at June 30, 2017.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at June 30, 2017.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company, through its chief operating decision maker, views its operations and manages the business in one segment.

Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Due to the net losses incurred and because the exercise price of the liability classified warrants issued on April 25, 2017 does not exceed our average stock market price for the period they were outstanding, these warrants were included in the computation of diluted earnings per share.

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

Contingent consideration assumed in a business combination is remeasured at fair value each reporting period and any change in the fair value from either the passage of time or events occurring after the acquisition date, is recorded in other expense.

The acquisition of Ciclofilin closed on June 10, 2016, wherein the Company’s results of operations were impacted by 20 days in the 2016 fiscal year and are included from the acquisition date in the financial statements for all businesses acquired.

4. Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual and interim reporting periods ending after December 15, 2016 with early adoption permitted. The Company has adopted ASU 2014-15. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In January of 2017, the FASB issue ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) (“ASU 2017-04”) , which amended the 2014 amendments to the FASB Accounting Standards Codification that allowed companies an alternative accounting treatment for subsequently measuring goodwill. This amendment is Phase 1 of a project by the FASB Board to simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. These amendments are to be applied on a prospective basis and are required to be adopted for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company currently has no revenue, however the Company is currently evaluating the impact that this guidance will have on the Company’s future results of operations, financial position and cash flows.

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

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to the acquired business. Goodwill is not deductible for tax purposes.

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

6. Stockholders’ Equity and Derivative Liability — Warrants

Series A and Series B Preferred Stock Issuances

On October 14, 2014, the Company’s Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). Also on October 14, 2014, the Company closed a private offering of the Series A and issued 900,000 shares of Series A preferred shares at a stated value of $10.00 per share, generating gross proceeds of approximately $9,000,000. The Company also granted the purchaser of the Series A and their assignees the option to purchase up to an additional 350,000 shares of Series A prior to February 28, 2015. The purchaser elected to purchase an additional 50,000, 30,000 and 20,000 shares on December 23, 2014, February 10, 2015, and February 26, 2015 generating additional gross proceeds of $500,000, $300,000 and $200,000, respectively. On February 26, 2015, assignees of the purchaser elected to purchase 250,000 shares, generating additional gross proceeds of $2,500,000. During the twelve months ended June 30, 2017, approximately 1.1 million shares of Series A convertible preferred stock were converted to approximately 23.9 million common shares.

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

During the twelve months ended June 30, 2017, the Company sold approximately 6.4 million shares of the Company’s common stock resulting in net proceeds of approximately $13.6 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

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

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market each reporting period in the Company’s statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $4.4 million was recorded as derivative financial instruments liability - warrants.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability at year end as follows:

	October 13, 2015	June 30, 2016	June 30, 2017
Price of ContraVir common stock	$2.76	$1.04	$0.58
Expected warrant term (years)	5.00 years	4.28 years	3.5 years
Risk-free interest rate	1.36%	0.86%	1.726%
Expected volatility	76%	76%	66%
Dividend yield	—	—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability at year end as follows:

	April 4, 2016	June 30, 2016	June 30, 2017
Price of ContraVir common stock	$1.16	$1.04	$0.58
Expected warrant term (years)	5.00 years	4.76 years	3.76 years
Risk-free interest rate	1.22%	1.02%	1.73%
Expected volatility	76%	76%	66%
Dividend yield	—	—	—

On April 25, 2017, the Company closed on a public offering of 12,000,000 shares of its common stock and warrants to purchase up to 6,000,000 shares of common stock, at a fixed combined price to the public of $1.00 under the Company’s current shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $12.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $7.5 million.

                If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $4.0 million was recorded as derivative financial instruments liability - warrants.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2017:

	April 25, 2017	June 30, 2017
Price of ContraVir common stock	$1.18	$0.58
Expected warrant term (years)	5 years	4.76 years
Risk-free interest rate	1.63%	1.72%
Expected volatility	69%	66%
Dividend yield	—	—

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
6/30/2015	Balance of derivative financial instruments liability	—	$—
	Issuance of warrants on October 13, 2015	3,000,000	4,384,523
	Issuance of warrants on April 4, 2016	2,464,789	1,538,289
	Change in fair value of warrants for the year ended June 30, 2016	—	(3,806,847)
6/30/2016	Balance of derivative financial instruments liability	5,464,789	2,115,965
	Issuance of warrants on April 25, 2017	6,000,000	3,976,501
	Reclass of liability due to exercise of warrant	(50,000)	(75,416)
	Change in fair value of warrants for the year ended June 30, 2017	5,950,000	(4,314,819)
6/30/2017	Balance of derivative financial instruments liability	11,414,789	$1,702,231

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2017 and June 30, 2016.

Description	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2017
Derivative liabilities related to warrants	$(1,702,231)	$—	$—	$(1,702,231)
Contingent consideration	(3,410,000)	—	—	(3,410,000)

As of June 30, 2016
Derivative liabilities related to warrants	$(2,115,965)	$—	$—	$(2,115,965)
Contingent consideration	(3,320,000)	—	—	(3,320,000)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative instrument-warrants and contingent consideration in the Company’s statement of operations. See Note 6 for a rollfoward of the derivative liability-warrants for the years ended June 30, 2017 and 2016. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

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

Acquisition- related Contingent Consideration
Liabilities
Balance at June 30, 2016	$3,320,000
Change in fair value recorded in earnings	90,000
Balance at June 30, 2017	$3,410,000

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	June 30, 2017	June 30, 2016

IPR&D asset:
CRV431	$3,190,000	$3,190,000

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount

Goodwill balance at July 1, 2016	$1,870,924
Changes for the year ended June 30, 2017	—
Goodwill balance at June 30, 2017	$1,870,924

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	Year ended June 30, 2017	Year ended June 30, 2016
Payroll and related costs	$931,664	$489,823
Research and development	307,544	177,197
Legal fees	64,571	8,441
Professional fees	14,304	80,984
Other	—	64,449
Total accrued expenses	$1,318,083	$820,894

10. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December , 2014 to increase the number of authorized shares to 6,500,000 and on December 14, 2016  Stockholder and Board approval was obtained to increase the number of authorized shares to 7,700,000. As of June 30, 2017 and 2016, the Company had 1,218,814 and 1,295,522 shares of common stock, respectively,  available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. ContraVir recorded the following stock-based compensation expense for the periods shown:

	Year ended June 30, 2017	Year ended June 30, 2016
General and administrative	$1,337,711	$839,200
Research and development	418,674	62,667
Total stock-based compensation expense	$1,756,385	$901,867

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 30, 2015	4,117,745	$0.11 - $3.83	$1.76		9.04 years
Granted	1,275,000	$0.92 - $4.38	$1.05
Exercised	(24,933)	$0.11 - $2.20	$1.37
Forfeited	(163,334)	$1.50 - $3.60	$1.86
Balance outstanding, June 30, 2016	5,204,478	$0.11 - $4.38	$1.59	651,779	8.12 years
Granted	1,319,774	$1.04 – $2.01	$1.34
Exercised	(38,066)	$0.11 – $2.35	$1.10
Forfeited	(5,000)	$0.99 - $4.38	$3.25
Balance outstanding, June 30, 2017	6,481,186	$0.11 – $4.38	$1.54	2,408,090	7.72 years
Vested awards and those expected to vest at June 30, 2017	3,536,043	$0.11 - $4.38	$1.60	1,234,916	7.80 years
Vested and exercisable at June 30, 2017	3,537,185	$0.11 - $4.38	$1.60	215,547	6.71 years

The weighted-average grant-date fair value of options granted to employees during the years ended June 30, 2017 and 2016 was $0.93 and $0.76 per share. The total fair value of shares vested during the year ended June 30, 2017 was $0.4 million. The total fair value of shares vested during the year ended June 30, 2016 was $1.3 million. Included within the above table are 1,460,734 non-employee options outstanding as of June 30, 2017, of which 502,482 are unvested as of June 30, 2017 and therefore subject to remeasurement. The remeasurement impact for the year ended June 30, 2017 was negative due to the decreases in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2017, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $1.9 million to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the periods indicated.

	Year Ended June 30, 2017	Year Ended June 30, 2016
Stock price	$1.39	$1.10
Risk-free interest rate	1.86%	1.35%
Dividend yield	—	—
Expected volatility	79.18%	81%
Expected term (in years)	6 years	6 years

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

The Company’s loss before income taxes was $16,799,053 and $16,998,638 for the years ended June 30, 2017 and 2016, respectively, and was generated entirely in the United States and Canada.

The income tax benefit for the year ended June 30, 2017 consist of state income tax benefits of $1.9 million from the sale of New Jersey net operating losses.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year Ended June 30, 2017	Year Ended June 30, 2016
Federal net operating loss (“NOL”)	$17,050,000	$11,330,100
State NOL	1,597,000	1,965,700
Canadian NOL	560,300	179,200
Research and development credits	522,300	—
Stock Compensation & Other	1,232,500	949,700
Deferred tax valuation allowance	(20,962,100)	(14,424,700)
Net deferred tax asset	$—	$—
Deferred tax liability (In-Process R&D)	$(1,269,600)	$(1,269,600)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2017 and June 30, 2016. The Company has recorded a net deferred tax liability of $1,269,600 related to in-process research and development as a result of the acquisition of Ciclofilin. It is the Company’s position that the acquired in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets.

The valuation allowance increased by $6.5 million and $8.3 million for the years ended June 30, 2017 and 2016 due primarily to the generation of net operating losses during the periods.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended June 30, 2017	Year Ended June 30, 2016
U.S. statutory income tax rate	34.0%	34.0%
State income taxes, net of federal benefit	(2.0)	6.9
Sale of New Jersey tax benefits	11.4	—
Research and development credits	3.1	—
Net operating loss	(2.0)	—
Warrant liability	8.6	7.6
Valuation allowance	(41.7)	(48.5)
Effective tax rate	11.4	—

As of June 30, 2017 and June 30, 2016, the Company had U.S. federal and state net operating loss carryforwards of $77.0 million and $33.3 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in June 2034. As of June 30, 2017 and June 30, 2016, the Company also had foreign net operating loss carryforwards of $2.1 and $0.7, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in June 2034.  The Company also had federal and state research and development tax credit carry forwards of approximately $0.5 million as of June 30, 2017, which will begin to expire begins to expire in June 2037.

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

The Company had no unrecognized tax benefits or related interest and penalties accrued through June 30, 2017.

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

	Year ended June 30, 2017	Year ended June 30, 2016
Basic net loss per common share
Numerator:
Net loss attributable to common stockholders — basic	$(14,891,050)	$(16,998,638)
Denominator:
Basic weighted average common shares outstanding	58,290,433	27,060,326
Net loss per share of common stock—basic	$(0.26)	$(0.63)
Diluted net loss per common share
Numerator:
Net loss attributable to common stockholders - basic	$(14,891,050)	$(16,998,638)
Less: reversal of gain on warrants	(2,698,015)	—
Net loss attributable to common stockholders - diluted	$(17,589,065)	$(16,998,638)
Denominator:
Basic weighted average common shares outstanding	58,290,433	27,060,326
Effect of dilutive securities
Exercise of warrants	48,185	—
Weighted average shares used to compute diluted net loss per share	58,338,618	27,060,326
Net loss per share of common stock—diluted	$(0.30)	$(0.63)

The following outstanding securities at June 30, 2017 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year ended June 30, 2017	Year ended June 30, 2016
Common shares issuable upon conversion of Series A preferred stock	2,166,934	26,041,667
Common shares issuable upon conversion of Series B preferred stock	267,123	1,071,429
Stock options	6,481,186	5,204,478
Warrants	5,414,789	5,464,789
Total	14,330,032	37,782,363

The liability classified warrants disclosed above have been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

13. Commitments and Contingencies

License Agreement with Chimerix, Inc.

On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix pursuant to which the Company has licensed TXL from Chimerix for further clinical development and commercialization. TXL is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, ContraVir licensed TXL from Chimerix in exchange for an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days’ prior written notice to Chimerix. As of June 30, 2017, all Series B Convertible Preferred Stock held by Chimerix were converted into approximately 1.1 million shares of the Company’s common stock.

The fair value of the Preferred B shares exchanged for the license was determined to be equal to the amount paid per share of the Series A, as the provision of the Preferred B shares were the same as the Preferred A Shares, based on an arm’s length transaction. Therefore, the fair value of the Preferred B shares issued was $10 per share or $1.2 million. The cost of the license was classified as a research and development expense in the amount of $1.2 million as the compound is early stage, has not yet reached technological feasibility and has no alternative use. As of June 30, 2017, no amounts had been accrued related to the payments Chimerix is eligible to receive.

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

The terms of the Cardiff Agreement provided in consideration for a license of all of Cardiff’s rights in any technical information, know-how, processes, procedures, compositions, devices, methods, formulae, protocols, techniques related to the VALNIVUDINE Assets, or the Patent Rights. The Cardiff Agreement provided for an initial base payment of $270,000, which has previously been paid by CRI, subsequent milestone payments covering (i) initiation of a clinical trial at each phase, (ii) marketing (FDA) approval and (iii) on achieving the milestone of aggregate net sales in three different tiers, as well as a low single digit royalty based on net sales. The total aggregate amount of milestone payments due to Cardiff by the Company under the Cardiff Agreement as of June 30, 2017 is $250,000 upon approval of the first NDA for any licensed product.

The terms of the BMS Agreement provided for an initial base payment of $1 million, subsequent milestone payments of $3 million and $6 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) our determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the VALNIVUDINE assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the VALNIVUDINE assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of our patents or any other patent covering the use or sale of the VALNIVUDINE assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the BMS Agreement. No milestone payments have been made under this agreement. As of September 28, 2017, no amounts had been accrued related to the remaining payments BMS is eligible to receive.

Contractual Obligations

In August 2014, the Company entered into a lease for corporate office space in Edison, New Jersey. Rent expense for the years ended June 30, 2017 and 2016 was $183,716 and $139,797, respectively. Upon acquisition of Ciclofilin on June 10, 2016, the Company also leases space in Edmonton, Canada on a lease on a month to month basis.

The following table summarizes annual rental payments for each of the following fiscal years ended June 30:

2018	$130,181
2019	132,320
2020	16,573
2021	—
2022 and thereafter	—
Total	$279,074

Employment Agreements

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

Consulting Agreement

On January 23, 2014, the Company entered into a three year consulting agreement with Chris McGuigan, Ph.D. for scientific and technical advisory services. Dr. McGuigan was a director of the company and was instrumental in the early development of the VALNIVUDINE drug candidate. His total compensation under the agreement is a grant of 250,000 common stock options, at an exercise price of $0.37 per share, vesting over three years. Upon his death in March 2016, this consulting agreement was terminated. The Company’s Board of Directors authorized the immediate vesting of his unvested stock options outstanding under this consulting agreement and extended the exercise term from 90 days to four years. The modification to this consulting agreement resulted in an expense of $49,534 recorded in Research & Development expense during the year ended June 30, 2016.

14. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL. The Company incurred expenses related to the agreement of approximately $75,000 and $127,500 in 2017 and 2016, respectively.

The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. (“CSM”), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs. James Sapirstein, the CEO of ContraVir, was a director of CSM, which is a private company, until October 15, 2016. For the years ended June 30, 2017 and 2016, the Company incurred expenses related to services performed by CSM of approximately $481,308 and $550,000, respectively. As of June 30, 2017 there was an outstanding payables balance of $48,271.

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

15. Subsequent events

During the  period from July 25th to September 28, 2017, the Company sold approximately 2.2 million shares of the Company’s common stock resulting in net proceeds of approximately $1.2 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent (see note 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2017, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective. We intend to implement remedial measures designed to address these material weaknesses.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of June 30, 2017, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended June 30, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the 2017 Proxy Statement), no later than October 28, 2017, and certain information to be included in the 2017 Proxy Statement is incorporated herein by reference.

Item 10.         Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 11.         Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13.         Certain Relationships, Related Transactions and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14.         Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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
10.5

Amended and Restated Executive Agreement, dated May 25, 2017, between ContraVir Pharmaceuticals, Inc. and James Sapirstein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2017 and incorporated herein by reference.)*.

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

14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: September 28, 2017

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

Signature	Title	Date

/s/ JAMES SAPIRSTEIN	Chief Executive Officer and Director	September 28, 2017
James Sapirstein	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer (Principal	September 28, 2017
John Cavan	Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	September 28, 2017
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	September 28, 2017
John Brancaccio

/s/ ARNOLD LIPPA	Director	September 28, 2017
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	September 28, 2017
Timothy Block

/s/ THOMAS ADAMS	Director	September 28, 2017
Thomas Adams

/s/ TAMAR HOWSON	Director	September 28, 2017
Tamar Howson