Form 10-Q
period 2017-09-30
ContraVir Pharmaceuticals, Inc.
filed 2017-11-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the registrant’s shares of common stock outstanding was 78,278,306 as of November 13, 2017.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended June 30, 2017 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on September 28, 2017. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,778,699	$12,982,748
Prepaid expenses	158,628	210,174
Total Current Assets	8,937,327	13,192,922
Property and equipment, net	61,572	67,564
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	61,289	63,182
Total Assets	$14,121,112	$18,384,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,483,093	$1,626,791
Accrued expenses	1,327,600	1,318,083
Total Current Liabilities	2,810,693	2,944,874
Contingent consideration	3,439,699	3,410,000
Deferred tax liability	1,269,620	1,269,620
Derivative financial instruments, at estimated fair value-warrants	1,608,335	1,702,231
Total Liabilities	9,128,347	9,326,725
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, 104,013 and 104,013 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	1,040,128	1,040,128
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, 78,169,715 and 75,707,348 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	7,817	7,571
Additional paid-in capital	69,222,541	67,513,713
Accumulated deficit	(65,277,721)	(59,503,545)
Total Stockholders’ Equity	4,992,765	9,057,867
Total Liabilities and Stockholders’ Equity	$14,121,112	$18,384,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Revenues	$—	$—
Costs and Expenses:
Research and development	3,963,477	3,129,708
General and administrative	1,874,896	1,747,351
Loss from Operations	(5,838,373)	(4,877,059)
Change in fair value of derivative instruments-warrants and contingent consideration	64,197	60,162
Net loss	(5,774,176)	(4,816,897)
Other comprehensive income
Foreign currency translation adjustment	—	—
Comprehensive loss	$(5,774,176)	$(4,816,897)
Weighted Average Common Shares Outstanding
Basic and Diluted	76,578,997	37,919,087
Net Loss per Common Share
Basic and Diluted	$(0.08)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock, Series A $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
	Shares	Amount	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholder’s Equity
Balance July 1, 2017	104,103	$1,040,128	75,707,348	$7,571	$67,513,713	$(59,503,545)	$9,057,867
Issuance of common stock, net	—	—	2,462,367	246	1,317,683	—	1,317,929
Stock based compensation expense	—	—	—	—	391,145	—	391,145
Net loss	—	—	—	—	—	(5,774,176)	(5,774,176)
Balance September 30, 2017	104,103	$1,040,128	78,169,715	$7,817	$69,222,541	$(65,277,721)	4,992,765

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net loss	$(5,774,176)	$(4,816,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	391,145	501,116
Change in fair value of derivative instrument-warrants	(93,896)	(60,162)
Change in fair value of contingent consideration	29,699	5,000
Depreciation and amortization expense	5,992	7,054
Changes in operating assets and liabilities:
Accounts payable and accrued expense	14,722	88,922
Current portion of capital lease	—	(10,410)
Prepaid expenses and other assets	53,439	(92,583)
Net Cash used in Operating Activities	(5,373,075)	(4,377,960)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	—
Net Cash used in Investing Activities	—	—
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	1,169,026	—
Issuance of common stock via stock option exercise	—	2,180
Net Cash provided by Financing Activities	1,169,026	2,180
Net decrease in cash	(4,204,049)	(4,375,780)
Cash at beginning of period	12,982,748	7,403,940
Cash at end of period	$8,778,699	$3,028,160
Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$148,903	$—
Conversion of Series A convertible preferred stock	$—	$10,669,092
Conversion of Series B convertible preferred stock	$—	$1,200,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development and commercialization of targeted antiviral therapies with a specific focus on developing a potentially curative therapy for hepatitis B virus (HBV). The Company is developing two novel anti-HBV compounds with complementary mechanisms of action. Our lead compound, TXL™, is currently in Phase 2a development and is designed to deliver high intrahepatic concentrations of TFV, while minimizing off-target effects caused by high levels of circulating TFV. CRV431, our second compound for HBV, is a next-generation cyclophilin inhibitor with a unique structure that increases its potency and selective index against TXL

2. Basis of Presentation and Going Concern

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The consolidated balance sheet as of June 30, 2017 was derived from the audited annual financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended June 30, 2017 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on September 28, 2017.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and Ciclofilin Pharmaceuticals Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. As of September 30, 2017, the Company had $8.8 million in cash. Net cash used in operating activities was $5.4 million for the three months ended September 30, 2017. Net loss for the three months ended September 30, 2017 was $5.7 million. As of September 30, 2017, the Company had working capital of $6.1 million. The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of common and preferred stock.

The Company will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidates and to continue to fund operations at its current cash expenditure levels. The significant uncertainties surrounding the clinical development timelines and costs and the need to raise a significant amount of capital raises substantial doubt about the Company’s ability to continue as a going concern from one year after the Company’s financial statements have been issued without additional capital becoming available. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, it may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of its product candidate; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended June 30, 2017 included in the Company’s Form 10-K filed with the SEC on September 28, 2017. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Cash

As of September 30, 2017 and June 30, 2017, the amount of cash was approximately $8.8 million and $13.0 million, respectively, consisting primarily of checking accounts held at U.S. commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Derivative financial instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the statements of operations under the caption “Change in fair value of derivative financial instruments—warrants.” See Note 4 for additional information.

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in the Company’s fourth quarter, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Pursuant to ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and No. 2012-02, Intangibles — Goodwill and Other(Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the goodwill or the acquired IPR&D is impaired. If the Company chooses to first assess qualitative factors and determines that it is not more likely than not goodwill or acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill as of September 30, 2017.

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

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, the Company could incur significant charges in the period in which the impairment occurs. There was no impairment of IPR&D as of September 30, 2017.

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

ContraVir does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all. Accordingly, our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that ContraVir has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2017 and June 30, 2017, the Company had prepaid research and development costs of $55,123 and $75,484.

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

4. Recent Accounting Pronouncements

In May of 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In January of 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which amended the 2014 amendments to the FASB Accounting Standards Codification that allowed companies an alternative accounting treatment for subsequently measuring goodwill. This amendment is Phase 1 of a project by the FASB Board to simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. These amendments are to be applied on a prospective basis and are required to be adopted for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May 2016 and September 2017, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

5. Stockholder’s Equity and Derivative Liability

Preferred stock, Common Stock and Warrant Offering

During the period from August 5, 2016 to September 29, 2016, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.1 million shares of Series A Convertible Preferred stock into approximately 22.2 million shares of the Company’s common stock. In addition, in September 2016, the holder of the Company’s Series B Convertible Preferred stock elected to convert the outstanding 120,000 shares of Series B Convertible Preferred stock into approximately 1.1 million shares of the Company’s common stock

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under the Company’s current shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The Company also granted the Underwriters a 45-day option to purchase up to an additional 750,000 additional shares of common stock and additional warrants to purchase up to 450,000 shares of common stock at $3.00, which was not exercised. The gross proceeds to the Company were $15.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Price of ContraVir common stock	$0.52	$0.58
Expected warrant term (years)	3.03 years	3.28 years
Risk-free interest rate	1.77%	1.73%
Expected volatility	73%	66%
Dividend yield	—	—

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Price of ContraVir common stock	$0.52	$0.58
Expected warrant term (years)	3.51 years	3.76 years
Risk-free interest rate	1.77%	1.73%
Expected volatility	73%	66%
Dividend yield	—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Price of ContraVir common stock	$0.52	$0.58
Expected warrant term (years)	4.56 years	4.76 years
Risk-free interest rate	1.77%	1.72%
Expected volatility	73%	66%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the three months ended September 30, 2017:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
July 1, 2017	Balance of derivative financial instruments liability	11,414,789	$1,702,231
	Change in fair value of warrants for the three months ended September 30, 2017	—	(93,896)
September 30, 2017	Balance of derivative financial instruments liability	11,414,789	$1,608,335

Controlled Equity Offering Sales Agreement

On March 9, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million. The Company intends to use the net proceeds from these sales to fund research and development activities and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

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

During the three months ended September 30, 2017, the Company sold approximately 2.2 million shares of the Company’s common stock resulting in net proceeds of approximately $1.2 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

6. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2017 and June 30, 2017.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017
Derivative liabilities related to warrants	$(1,608,335)	$—	$—	$(1,608,335)
Contingent consideration	$(3,439,699)	$—	$—	$(3,439,699)
As of June 30, 2017
Derivative liabilities related to warrants	$(1,702,231)	$—	$—	$(1,702,231)
Contingent consideration	$(3,410,000)	$—	$—	$(3,410,000)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities-warrants in the Company’s statement of operations. See Note 5 for a rollfoward of the derivative liability for the three months ended September 30, 2017. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

As discussed in Note 3, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. The following table presents the change in fair value of the contingent consideration as of September 30, 2017.

Acquisition- related Contingent Consideration
Liabilities
Balance at June 30, 2017	$3,410,000
Change in fair value recorded in earnings	29,699
Balance at September 30, 2017	$3,439,699

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	September 30, 2017	June 30, 2017
IPR&D asset:
CRV431	$3,190,000	$3,190,000

No impairment losses were recorded on IPR&D during the three months ended September 30, 2017.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at July 1, 2017	$1,870,924
Changes during the three months ended September 30, 2017	—
Goodwill balance at September 30, 2017	$1,870,924

No impairment losses were recorded on goodwill during the three months ended September 30, 2017.

8. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	September 30, 2017	June 30, 2017
Research and development	$242,942	$307,544
Professional fees	—	14,304
Payroll and related costs	975,426	931,664
Legal fees	83,241	64,571
Other	25,991	—
Total accrued expenses	$1,327,600	$1,318,083

9. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 7,700,000 shares of common stock issuable pursuant to the Plan. As of September 30, 2017, the Company had 1,028,814 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. For the three months ended September 30, 2017 and 2016, ContraVir recorded the following stock based compensation expense:

	Three months ended September 30, 2017	Three months ended September 30, 2016
General and administrative	$313,100	$361,186
Research and development	78,045	139,930
Total stock-based compensation expense	$391,145	$501,116

A summary of stock option activity and of changes in stock options outstanding under the Plan for the three months ended September 30, 2017 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, July 1, 2017	6,481,186	$0.11—$4.38	$1.54	$220,019	7.53
Granted	190,000	0.50 - $0.58	$0.55
Balance outstanding, September 30, 2017	6,671,186	$0.11—$4.38	$1.51	$164,024	7.30
Vested awards and those expected to vest at September 30, 2017	3,779,099	$0.11—$4.38	$1.57	$164,024	7.30
Vested and exercisable at September 30, 2017	6,584,423	$0.11—$4.38	$1.51	$163,985	7.28

The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant-date fair value per share of options granted to employees during the three months ended September 30, 2017 and 2016 was $0.37 and $0.72.

As of September 30, 2017, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $1.6 to be recognized over a weighted-average remaining vesting period of approximately 2.07.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the three months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017	Three months ended September 30, 2016
Stock price	$0.58	$1.07
Risk-free interest rate	1.51%	1.25%
Dividend yield	—	—
Expected volatility	71.8%	80.5%
Expected term (in years)	6.0years	5.7years

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

	Three months ended
	September 30, 2017	September 30, 2016
Net loss	$(5,774,176)	$(4,816,897)
Weighted average common shares outstanding	76,578,997	37,919,087
Net loss per share of common stock—basic and diluted	$(0.08)	$(0.13)

The following outstanding securities at September 30, 2017 and 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Common shares issuable upon conversion of Series A preferred stock 216	2,166,934	3,814,396
Stock options	6,671,186	5,738,456
Warrants	11,414,789	5,464,789
Total	20,252,909	15,017,641

The liability classified warrants disclosed above have been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock during the respective period.

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

Milestone payments upon occurrence of the following events:

•                  Upon initiation of a Phase 3 clinical trial for a licensed product, $150,000

•                  Upon approval of the first NDA for any licensed product, $250,000

The terms of the BMS Agreement provided for an initial base payment of $1.0 million, subsequent milestone payments of $3.0 million and $6.0 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125.0 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) our determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the FV-100 assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the FV-100 assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of our patents or any other patent covering the use or sale of the FV-100 assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the

BMS Agreement. No milestone payments have been made under this agreement and as of the date of this report, no amounts had been accrued related to the remaining milestone payments BMS is eligible to receive.

12. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL. The Company incurred expenses related to the agreement of approximately $25,000 and $25,000 for the three months ended September 30, 2017 and 2016, respectively.

The Company is a party to a Consulting agreement dated June 1, 2016 with Gabriele Cerrone. Mr. Cerrone is a principal stockholder of the Company and provides general corporate consulting services. For the three months ended September 30, 2017 and 2016, the Company incurred expenses related to services performed by Mr. Cerrone of $30,000 and $30,000, respectively.

13. Subsequent Event

On October 27, 2017 the Company issued a press release on Form 8-K stating the decision to discontinue the Phase 3 trial of Valnivudine™, the company’s investigational drug being developed to reduce incidence of Postherpetic Neuralgia pain (“PHN”). The approval of a second herpes zoster vaccine, along with continued success of ZostavaxTM, is expected to further reduce the incidence of shingles and corresponding numbers of patients with PHN. The decision to discontinue the Phase 3 study enables the Company to utilize available capital to further advance the HBV product candidates. There is no impact to the Company’s recorded assets as of September 30, 2017.

In November 2017, the Company received approval from the New Jersey Economic Development Authority’s (NJEDA) Technology Business Tax Certificate Transfer (NOL) program to sell a percentage of its unused New Jersey net operating losses (NOL’s) and R&D tax credits. As a result, the Company expects to receive approximately $1.6 million of net cash proceeds prior to the end of 2017.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended June 30, 2017 filed with the United States Securities and Exchange Commission (“SEC”) on September 28, 2017. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

TXL

TXL is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. We intend to develop TXL for the treatment of chronic Hepatitis B Virus (HBV) infection and have completed a Phase 1b clinical trial in healthy volunteers, demonstrating a favorable safety, tolerability and drug distribution profile. We are currently testing TXL in a Phase 2a proof of concept study testing multiple doses of TXL versus Viread®.

We licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at the time of the deal. During September 2016, Chimerix elected to convert their Series B Preferred stock into approximately 1.0 million shares of our common stock. We have a composition of matter patent for TXL providing intellectual property protection to at least 2031. The decision to develop TXL for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though TXL is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. The strategy for TXL is to develop the compound to serve as the backbone therapy in future HBV combination therapies. We have opened an Investigational New Drug (“IND”) for HBV and have initiated our HBV clinical development program in the U.S.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through September 30, 2017, we have sustained an accumulated deficit of approximately $65.3. From inception through September 30, 2017, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K (“Form 10-K”) as of and for year ended June 30, 2017, filed with the SEC on September 28, 2017. There have been no changes to our critical accounting policies since June 30, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In May of 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In January of 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which amended the 2014 amendments to the FASB Accounting Standards Codification that allowed companies an alternative accounting treatment for subsequently measuring goodwill. This amendment is Phase 1 of a project by the FASB Board to simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. These amendments are to be applied on a prospective basis and are required to be adopted for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May 2016 and September 2017, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2017 and 2016

	Three months ended
	September 30, 2017	September 30, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	3,963,477	3,129,708	833,769
General and administrative	1,874,896	1,747,351	127,545
Loss from operations	(5,838,373)	(4,877,059)	961,314
Change in fair value of derivative instruments-warrants and contingent consideration	64,197	60,162	4,035
Net loss	$(5,774,176)	$(4,816,897)	$957,279

We had no revenues during the three months ended September 30, 2017 or 2016 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses increased approximately $0.8 million from $3.1 million for the three months ended September 30, 2016 to $3.9 million for the three months ended September 30, 2017. The increase was primarily comprised of $1.5 million of Chemicals, Manufacturing and Controls (“CMC”) activities and regulatory consulting, partially offset by an $0.8 million decrease in costs associated with completed TXL clinical trials

General and administrative expenses increased approximately $0.1 million from $1.7 million for the three months ended September 30, 2016 to $1.8 million for the three months ended September 30, 2017. The increase of $0.1 million is primarily due to $0.1 million increase in salaries and related expenses due to added personnel, and $0.1 million increase in professional and legal fees offset by a decrease of $0.1 million of stock compensation.

The increase in the change in fair value of derivative instruments and contingent consideration liabilities from the three months ended September 30, 2016 compared to the three months ended September 30, 2017 was due to the mark to market of our outstanding warrants and contingent consideration.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the three months ended September 30, 2017 and 2016:

	Three months ended
	September 30, 2017	September 30, 2016
Net cash (used in) provided by:
Operating activities	$(5,373,075)	$(4,377,960)
Investing activities	—	—
Financing activities	1,169,026	2,180
Net decrease in cash	$(4,204,049)	$(4,375,780)

As of September 30, 2017, we had $8.8 million in cash. Net cash used in operating activities was approximately $5.4 million for the three months ended September 30, 2017. As of September 30, 2017, we had a working capital of $6.1 million compared to negative working capital of $1.5 million as of September 30, 2016.

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

During the three months ended September 30, 2017, we sold approximately 2.2 million shares of our common stock resulting in net proceeds of approximately $1.2 million under the Agreement.

In November 2017, we received approval from the New Jersey Economic Development Authority’s (NJEDA) Technology Business Tax Certificate Transfer (NOL) program to sell a percentage of our unused New Jersey net operating losses (NOL’s) and R&D tax credits. As a result, we expect to receive approximately $1.6 million of net cash proceeds prior to the end of 2017.

Operating and Capital Expenditure Requirements

As of September 30, 2017, we had an accumulated deficit of $65.3 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited financial statements as of September 30, 2017 have been prepared under the assumption that we will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of common and preferred stock. Our independent registered public accounting firm has issued a report on our audited June 30, 2017 financial statements that included an explanatory paragraph referring to our recurring losses from operations; and expressing substantial doubt in our ability to continue as a going concern from one year after the our financial statements have been issued without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2017, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, and that we have material weaknesses in our financial closing process that are more fully described in our Annual Report on Form 10-K. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended September 30, 2017.

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

CONTRAVIR PHARMACEUTICALS, INC. (Registrant)

Date: November 14, 2017	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: November 14, 2017	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer