Form 10-KT
period 2017-12-31
ContraVir Pharmaceuticals, Inc.
filed 2018-03-26
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2017 to December 31, 2017

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $43.9 million based on the last reported sale price of the registrant’s common stock on June 30, 2017.

The number of shares of the registrant’s Common Stock outstanding as of March 16, 2018 was 84,951,212.

Documents Incorporated by Reference:

Cautionary Note Regarding Forward-Looking Statements

This Transition Report on Form 10-K (this “Transition Report”) contains forward-looking statements that involve substantial risks and uncertainties. Any statements in this Transition Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Transition Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements, which speak only as of the date of this Transition Report. We assume no obligation and expressly disclaim any duty to update any forward-looking statement to reflect events or circumstances after the date of this Transition Report or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements contained in this Transition Report. All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

ITEM 1. BUSINESS

Transition Period

On December 14, 2017, the Company’s Board of Directors approved a change in our fiscal year end from June 30 to December 31, effective December 31, 2017. The transition period for this Transition Report on Form 10-K is for the six months ended December 31, 2017 (which we sometimes refer to in the Transition Report as the “transition period”). In this Transition Report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal years ended June 30, 2017 is referred to as “fiscal 2017” and June 30, 2016 is referred to as “fiscal 2016” as if we had not changed our fiscal year to a calendar year on December 14, 2017 (effective December 31, 2017)).

Overview

We are a biopharmaceutical company (incorporated in Delaware, May 15, 2013) focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infection.

We are developing two orally dosed compounds to treat HBV infection, Tenofovir Exalidex (“TXL™”), formerly known as CMX157, and CRV431. TXL™ is a highly potent oral lipid conjugated prodrug of tenofovir, which is the active moiety of the approved drugs Viread® (“TDF”) and Vemlidy® (“TAF”), marketed by Gilead Sciences, Inc. Prodrugs are designed to improve the characteristics of drugs, such as better organ-specific targeting and efficacy, lower pill burden, improved safety, etc. CRV431 is a novel drug candidate also designed for the treatment of chronic HBV infection.

On December 18, 2014, we, and Chimerix, Inc. (“Chimerix”), entered into a Licensing Agreement pursuant to which we licensed TXL™ from Chimerix for further clinical development and commercialization. On June 10, 2016, we completed the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”), a Delaware corporation, pursuant to an Agreement and Plan of Merger dated May 26, 2016. At the closing of the merger we acquired all of the outstanding equity interests in Ciclofilin in exchange for Ciclofilin having the right to receive future milestone payments. These milestone payments, if received, will be allocated among the holders of Ciclofilin common stock and certain creditors who converted their debt into equity immediately prior to the Closing. The milestone payments consist of up to $17 million cash and up to 10% of our issued and outstanding common stock as of June 10, 2016, and will be paid upon the achievement of certain developmental and/or regulatory milestones related to CRV431, Ciclofilin’s lead development candidate.

Hepatitis B Therapies

TXL™

TXL™ is a nucleoside analog lipid prodrug of tenofovir that utilizes a proprietary technology developed by Chimerix. The proprietary technology is utilized to covalently modify a drug molecule with a lipid side-chain that mimics a naturally occurring phospholipid component of cell membranes. The lipid-conjugated molecule can then utilize natural lipid uptake pathways to optimize delivery to the target organ (liver) and subsequent sequestration in liver (hepatic) cells. This molecular modification is designed to yield higher hepatic intracellular concentrations of the active tenofovir species (tenofovir diphosphate) while simultaneously reducing the concentration of tenofovir circulating outside the liver. This latter property is intended to reduce the overall likelihood of encountering potential off-target toxicities and side-effects. Chimerix tested TXL™ in a Phase 1 trial in 2010. The study was a randomized, double blind, placebo controlled, single dose escalation study conducted in healthy volunteers. The purpose of the study was to evaluate the safety, tolerability, and pharmacokinetics of TXL™.

We in-licensed TXL™ from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (as at the time of the deal). We are developing TXL™ globally for the treatment of chronic HBV infection. A recently issued composition of matter patent for TXL™ provides intellectual property protection to at least 2031.

The overall development strategy for TXL™ is to develop the compound to serve as a critical backbone therapy in future HBV curative combination therapies. It is thought that the cure for chronic HBV will necessarily include a nucleos(t)ide such as TXL™ to reduce viremia.

We completed a Phase 1b safety and pharmacokinetic study in 2016. Data from the Phase 1b study demonstrate that TXL™ was safe and well tolerated by healthy volunteers in all five dosing groups, receiving once daily oral dosing of 5, 10, 25, 50 or 100 mg. In addition to demonstrating an excellent safety profile, plasma levels of TXL™ and tenofovir showed a, dose-dependent pharmacokinetic profile. As expected, the novel structure of TXL™ resulted in high intracellular concentrations of the active antiviral agent tenofovir diphosphate and decreased levels of systemically circulating tenofovir. Overall, therefore, the potential for the renal and bone side effects associated with Viread® (“TDF”), marketed by Gilead, was reduced.

In 2016 we initiated a Phase 2a multiple ascending dose proof of concept clinical trial. The study enrolled 62 treatment-naïve patients with chronic HBV infection and compared TXL™ to TDF. The sequential dose escalation consisted of 10 patients per cohort receiving four weeks of a once-daily dose of either 5, 10, 25, 50 or 100 mg of TXL™, and two patients per cohort receiving 300 mg of TDF, the standard dose of TDF, as active treatment reference product.

There were no serious adverse events (“SAEs”) or discontinuations due to AEs, and other safety parameters (e.g., electrocardiograms, vital signs, safety laboratory results) showed no patterns, clusters, or relationship to the TXL™ dose. Interim data in the POC study have demonstrated that doses of TXL™ from 50-mg to 100-mg resulted in comparable mean HBV viral load reductions to the 300-mg dose of Viread® after 28 days of treatment. The reduction in viral load persisted for up to one month after cessation of treatment. The data demonstrated that TXL™, at all doses tested, resulted in substantially lower systemic circulating levels of tenofovir in the blood compared to Viread®. These results demonstrate the potential for TXL™ to reduce the risk of bone- and kidney-related toxicities associated with Viread®.

We submitted an Investigational New Drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017. We subsequently initiated a safety study in patients with severe renal impairment during the fourth quarter of 2017 and released the positive results of this study in January of 2018. Data from this study further supported the strong safety profile of TXL™ in patients with comorbidities. Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

The study of 16 subjects included 8 healthy subjects with normal kidney function and 8 subjects with severely impaired kidney function. Results from the study confirmed that TXL™ was safe and well tolerated in both patient groups.

Importantly, the date showed that the blood concentrations of TFV in severely renally-impaired subjects receiving 50 mg of TXL™ were similar to the TFV exposure levels observed after dosing of TDF 300 mg, the current standard of care. These findings indicate that dosing strength adjustments of TXL™ is not warranted in patients with compromised renal function.

We have completed Part I of the formulation optimization program in both humans and animals, demonstrating positive signals. Results from both preclinical and clinical studies have helped us identify a potential lead formulation that is anticipated to deliver greater antiviral activity at lower doses, which will further build upon the safety and tolerability profile already established for TXL™. Final formulation optimization is currently underway, in anticipation of introducing the most appropriate formulation to HBV patients in 2018.

On January 8, 2018, our Executive Team met with the FDA’s Division of Antiviral Products at the Center for Drug Evaluation and Research, to review and discuss the data generated for TXL™ to date, as well as the data package that would be required for the filing of an NDA and successful registration of TXL™ in the U.S. leveraging the 505(b)2 Regulatory Pathway. On February 7, 2018, we received final written minutes from the FDA summarizing the outcome of the meeting and feedback received.

Key highlights from the meeting outcome include:

•                  Agreement on an abbreviated non-clinical Development Program

•                  Agreement on a Clinical Pharmacology Package

•                  Agreement on the major elements of Phase 3 trial design in treatment-naïve patients with chronic hepatitis B (both HBeAg and HeAg), including duration of treatment, clinical endpoints, comparator and;

•                  Agreement on number of patients for the safety database needed for NDA submission

The outcome of the meeting with FDA is a positive step towards the further execution of the streamlined development and registration of TXL™ in the U.S., which is expected to allow a faster and more cost-effective path to approval and commercialization in the U.S.

On February 21, 2018, we received notification from the FDA of the orphan designation to our lead investigation drug, TXL™, for the treatment of chronic hepatitis B in a pediatric patient population (0 to11 years old).

Chronic hepatitis B virus is a major public health burden affecting more than 350 million people worldwide. Children are infected at birth or in early childhood. Current treatment options available for children generally require lifelong treatment and have had limited success, creating a great need for improved therapies, ultimately leading to a functional cure.

Orphan designation qualifies the sponsor of the drug for various development incentives, including tax credits for qualified clinical testing. Orphan drug designation qualifies TXL™ for seven years of market exclusivity in the U.S. upon approval, financial assistance in clinical research and development, and an accelerated evaluation of the registration package by the FDA. Additionally, a marketing application for a prescription drug product that has received orphan designation is not subject to a prescription drug user fee for the rare disease or condition for which the drug is designated.

CRV431

CRV431 is a novel drug candidate designed to target a class of host proteins called cyclophilins, of which there are many types. Cyclophilins play a role in health and in the pathogenesis of certain diseases, and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. Three-dimensional configuration of proteins is a key element in determination of protein function. Additionally, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the life cycle of certain viruses, including for example, HBV, HIV, and hepatitis C virus (“HCV”) infections. CRV431 has been developed to inhibit the role of these host cyclophilins and therefore interfere in the propagation of these viruses. CRV431 does not directly target the virus and, as such, may be less susceptible to drug resistance, borne from viral mutations.

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

Market Opportunities

We believe the Hepatitis B Market is poised for exceptional growth. HBV is a member of the hepadnavirus family that causes both acute and chronic liver infections. Transmission of the virus occurs by exposure to infected blood or bodily fluids, with the most typical modes being sexual contact, blood transfusion, re-use of contaminated syringes, and transmission from mother to child during childbirth.

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

Tenofovir is a NA inhibitor of reverse transcriptase, an enzyme that has diverse functions during HBV replication (Jones et al., 2013). Tenofovir was originally synthesized in the mid 1980’s and was initially shown to have anti-HIV activity. However, due to its very limited bioavailability, the compound did not have the potential for widespread use. TDFis a prodrug of tenofovir that was developed to allow for oral administration. TDF was approved by the FDA for the treatment of HIV in 2001 and for the treatment of chronic HBV infection in 2008. The drug is marketed under the name Viread® by Gilead Sciences, or Gilead. Gilead has also developed tenofovir alafenamide fumarate (“TAF”), currently marketed as Vemlidy®, as a follow-on compound to TDF. In both HIV and HBV clinical studies, TAF exhibits similar antiviral activity to TDF but at much lower concentrations of tenofovir in the blood. The lower blood concentration of tenofovir following metabolism of TAF supports the notion that kidney and bone toxicity will be reduced compared to treatment with TDF (Ruane et al., 2013, Agarwal et al., 2015 and Sax et al., 2015).

A critical limitation of current therapies is the inability to achieve control of the infection in the vast majority of patients without lifelong treatment. HBV exists in the liver as viral cccDNA. The infected person is unable to eliminate this persistent form of the virus despite available therapies. This underscores the need for combination therapy with new classes of agents. Combinations of agents with new and complimentary mechanisms of action that attack the virus at different parts of its lifecycle will be needed to achieve a functional cure. It is our intention to develop TXL™, the prodrug of a well-established anti-HBV nucleotide analog, tenofovir, to be a pivotal component of a curative combination therapy for HBV. An example of such a combination would be TXL™ and CRV431.

The drive to find meaningful combination therapy for the treatment of chronic HBV infection stems from the generally accepted principle that a functional cure should address: 1) reduction of HBV DNA; 2) reduction in expression of HBeAg and HBsAg; 3) development of anti-HBsAg antibodies; and 4) reduction/elimination of cccDNA. TXL™ has been primarily developed to reduce HBV DNA (viral load). Layering CRV431 on top of TXL™ is a strategy that begins to address this need for combination therapy to target multiple stages of the HBV life cycle, as preliminary findings indicate CRV431 suppresses HBV DNA and suppresses both HBeAg and HBsAg.

License Agreement

Under the terms of the License Agreement, we licensed TXL™ from Chimerix in exchange for an upfront payment consisting of 120,000 shares of our Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. We may also terminate the License Agreement without cause on a country by country basis upon sixty (60) days’ prior written notice to Chimerix.

Herpes Zoster Therapy

VALNIVUDINE

After comprehensive review of the market opportunity for treatment and prevention of shingles, all of which point to a changing epidemiology of shingles, highlighted by a diminished occurrence of post-herpetic neuralgia (PHN) in patients with shingles, we decided to discontinue the Phase 3 trial of ValnivudineTM, our investigational drug being developed to reduce incidence of PHN. The approval of a second herpes zoster vaccine, along with continued success of Zostavax, is expected to further reduce the incidence of shingles and corresponding numbers of patients with PHN. This decision to discontinue the Phase 3 study also enables us to utilize available capital to further advance our HBV pipeline, where we see a far higher potential return on investment for our shareholders. The decision to discontinue did not have any impact to our financial position or results of operations for the Transition Period.

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

The TXL™ assets acquired by us from Chimerix are licensed pursuant to the terms of the December 18, 2014 Agreement (“Agreement”). Per the Agreement, we received from Chimerix a license to develop, make, have made, use, sell, offer for sale, export and import TXL™. Per the Agreement, we acquired patented rights owned by Chimerix, including rights licensed to Chimerix by Regents of the University of California pursuant to the terms of an agreement, dated May 12, 2002, by and between Chimerix and the Regents of the University of California (“UC Agreement”), as amended on September 11, 2002, December 17, 2010, September 14, 2011, and July 19, 2012.

As of the date of this report, we currently license directly from Chimerix two issued United States patents related to TXL™. One of these patents covers a composition of matter of a stable crystalline salt of TXL™ and was issued on April 14, 2015 and will expire in 2031. The other United States patent covers methods of use of TXL™ and was issued on March 31, 2015 and will expire in 2030. In addition, we currently directly license from Chimerix one granted Australian patent which covers the composition of matter of a stable crystalline salt of TXL™ which will expire in 2031. We also directly license ten foreign granted patents (Australia, China, Europe, Japan, Mexico, and South Africa) which cover methods of use of TXL™ and expire between 2028 and 2030. We directly license five pending foreign patent applications and one pending US patent application which cover the composition of matter of a stable crystalline salt of TXL™. We also directly license from Chimerix 21 additional pending foreign patent applications and 4 pending US patent applications which cover methods of use of TXL™. The US patent applications, if allowed, will expire in 2030, 2031 and 2033, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment. The foreign patent applications, if allowed, will expire between 2028 and 2033.

As of the date of this report, we currently license from Chimerix, pursuant to the terms of the UC Agreement, five issued United States patents and one allowed patent application related to TXL™. Four of the issued patents cover a composition of matter of TXL™ and were issued between 2004 and 2012 and will expire between 2020 and 2021. The allowed patent application also covers compositions of matter and will likely expire in 2020, non-inclusive of any time awarded by the United States Patent Office for Patent Term Adjustment.

The other United States patent covers methods of use of TXL™ and was issued on September 7, 2010 and will expire in 2020.

In addition, we currently license from Chimerix, via the UC Agreement, 36 granted foreign patents covering the composition of matter of TXL™ in Australia, Canada, Austria, Belgium, Switzerland, Cyprus, Germany, Denmark, Spain, Finland, France, United Kingdom, Greece, Ireland, Italy, Luxembourg, Monaco, the Netherlands, Portugal, Sweden, and Turkey, Hong Kong, India, Japan, Mexico, China, Russia, and South Africa. We also license two additional pending patent applications covering the composition of matter in Japan and India. All foreign patents and pending patent applications will expire in 2020.

On June 13, 2016 we completed our merger with Ciclofilin Pharmaceuticals, Inc. (“CPI”) acquiring all of its outstanding equity interests. Ciclofilin’s lead asset is CPI-431-32, (“CRV431”) which is in development against hepatitis B virus (HBV). CRV431 strengthens ContraVir’s HBV portfolio, which also contains TXL™, a highly potent HBV antiviral that works through a complementary mechanism. On February 14, 2014, CPI, through its wholly owned subsidiary, had entered into a Purchase and Sale Agreement to acquire Aurinia Pharmaceuticals Inc. (“Aurinia”) entire interest in CRV431. There was no upfront consideration. There are future milestone payments of up to CAD $2.9 million, which are to be paid within 30 days of achieving such milestone. In addition to the milestone payments, future payment obligations (in Canadian Dollars “CAD”) include a royalty of 2.5% of net sales. The amount payable under the foregoing royalty obligation is uncapped.

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

The intellectual property will revert back to Cardiff University due to the decision to discontinue the development of Valnivudine.

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

We intend to use contract manufacturers to produce clinical trial material for use in the clinical trials of TXL™ and CRV431.

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

The labeling, advertising, promotion, marketing and distribution of an approved drug or biologic product must also comply with FDA and Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

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

Employees

As of December 31, 2017, we had twenty employees. Our relations with our employees are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 399 Thornall Street, First Floor, Edison, New Jersey. Our telephone number is (732) 902-4000.

Available Information

Our Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.contravir.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this Transition Report, including our financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

As of the transition period ended December 31, 2017 and fiscal years ended June 30, 2017 and June 30, 2016, we had an accumulated deficit of $67.0 million, $59.5 million and $44.6 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, our independent registered public accounting firm has included in its report an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

Our product candidate TXL™ is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

If approved and commercialized, TXL™ intends to compete with at least five currently approved prescription therapies for the treatment of HBV: Viread, Vemlidy, Baraclude, Tyzeka, Hespera, and Epivir. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for TXL™.

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

The product candidates that we, or our collaborators, are developing require regulatory approval to advance through clinical development and to ultimately be marketed and sold, and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-

keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical and biopharmaceutical products. Our product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidates, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidates based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidates through clinical development, and ultimately commercialize them, may:

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

Our product candidates, TXL™ and CRV431, are chemical compounds, also referred to as small molecules. We have limited experience in the discovery, development and manufacturing of these small molecule antiviral compounds. In order to successfully develop these product candidates, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management personnel, and directors to develop, implement and execute our business strategy, operate the Company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidates, we need to retain or attract certain personnel, consultants or advisors with experience in the drug development activities of small molecules that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly James Sapirstein, our Chief Executive Officer. The loss of services of Mr. Sapirstein or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

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

We have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidates are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

If approved and commercialized, TXL™ intends to compete with at least 5 currently approved prescription therapies for the treatment of HBV, Viread, Baraclude, Tyzeka, Hespera, and Epivir. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for TXL™.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of TXL™, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety our product candidates is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicological, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of regulatory approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities. If ultimately approved, TXL™ or any other product candidate we may develop, would compete against existing therapies or other product candidates in various stages of clinical development that we believe may potentially become available in the future.

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

In the future, the USPTO or a foreign patent office may grant patent rights to our product candidate or other claims to third parties. Subject to the issuance of these future patents, the claims of which will be unknown until issued, we may need to obtain a license or sublicense to these rights in order to have the appropriate freedom to further develop or commercialize them. Any required licenses may not be available to us on acceptable terms, if at all. If we need to obtain such licenses or sublicenses, but are unable to do so, we could encounter delays in the development of our product candidate, or be prevented from developing, manufacturing and commercializing our product candidate at all. If it is determined that we have infringed an issued patent and do not have the freedom to operate, we could be subject to injunctions, and/or compelled to pay significant damages, including punitive damages. In cases where we have in-licensed intellectual property, our failure to comply with the terms and conditions of such agreements could harm our business.

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

If we materially breach or default under the Chimerix Agreement, they will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.

We do not currently own any patents, trademarks, or copyrights; however, our business is substantially dependent upon certain intellectual property rights that we license from Chimerix. Therefore, our commercial success will depend to a large extent on our ability to maintain and comply with our obligations under the Agreement. The Agreement provides the right to terminate if the Agreement for an uncured breach by us, or if we are insolvent or the subject of a bankruptcy proceeding, or potentially other reasons. We expect that other technology in-licenses that we may enter into in the future will contain similar provisions and impose similar obligations on us. If we fail to comply with any such obligations such licensor will likely terminate their out-licenses to us, in which case we would not be able to market products covered by these licenses, including our TXL™ asset. The loss of any other licenses that we enter into in the future, would have a material adverse effect on our business. In addition, our failure to comply with obligations under our material in-licenses may cause us to become subject to litigation or other potential disputes under any such license agreements.

In addition, the Chimerix Agreement requires us to make certain payments, including license fees, milestone payments royalties, and other such terms typically required under licensing agreements and these types of technology in-licenses generally could make it difficult for us to find corporate partners and less profitable for us to develop product candidates utilizing these existing product candidates and technologies.

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

Even if our product candidates receive regulatory approval, it may still face future development and regulatory difficulties.

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

We are a small company with 20 employees as of December 31, 2017. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2017, June 30, 2017 and June 30, 2016 and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. As of December 31, 2017, June 30, 2017 and June 30, 2016, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market LLC (“NASDAQ”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On June 7, 2017, we received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”) that we were not in compliance with NASDAQ Listing Rule 5550(a)(2),( the “Rule”) as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the NASDAQ Capital Market under the symbol “CTRV”. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had until December 4, 2017, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. On December 5, 2017, NASDAQ notified us that we had not regained compliance with the Rule and were not eligible for a second 180 day period since we did not comply with the minimum $5,000,000 stockholders’ equity initial listing requirement for The NASDAQ Capital Market. We requested and were granted a hearing before the Nasdaq Hearings Panel (the “Panel”). At the hearing, we presented our plan to evidence compliance with the minimum bid price requirement and requested an extension of time within which to do so. On February 5, 2018, the Panel granted our request for continued listing on The NASDAQ Capital Market, through June 4, 2018, by which date we must evidence compliance with all applicable requirements for continued listing on NASDAQ, including the $1.00 bid price requirement. We received shareholder approval for a reverse stock split at our annual stockholder meeting. Our common stock will continue to trade on The NASDAQ Capital Market under the symbol “CTRV” at least pending the ultimate conclusion within the compliance period.

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

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our projection of minimal cash taxes or to our net operating losses. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Transition Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of TXL™. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in approximately 6,400 square feet of leased space at 399 Thornall Street, First Floor, Edison, New Jersey, 08837.

We have satellite office space located in approximately 250 square feet of leased space at 2805 Old Easton Road, Doylestown, Pennsylvania, 18902.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

As of February 27, 2015, our common stock began trading on The NASDAQ Capital Market under the symbol “CTRV.” Prior to that date, our common stock was traded on the Over-the-Counter Bulletin Board, or OTCBB, under the symbol “CTRV.” Prior to February 18, 2014, there was no public market for our common stock. The closing price of our common stock on The NASDAQ Capital Market on March, 13, 2018 was $0.22 per share.

	Transition Period ended December 31, 2017
Transition Period:	High	Low
Quarter ended December 31, 2017	$0.83	$0.32
Quarter ended September 30, 2017	$0.67	$0.45

Fiscal 2017	High	Low
Quarter ended June 30, 2017	$1.78	$0.58
Quarter ended March 31, 2017	$1.77	$1.26
Quarter ended December 31, 2016	$2.35	$1.09
Quarter ended September 30, 2016	$1.25	$0.98

Fiscal 2016	High	Low
Quarter ended June 30, 2016	$1.18	$0.82
Quarter ended March 31, 2016	$1.74	$0.88
Quarter ended December 31, 2015	$4.72	$1.51
Quarter ended September 30, 2015	$5.75	$2.09

Holders of Record

As of March 16, 2018 there were approximately 211 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2017.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	6,821,186	$1.48	878,814

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Transition Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Transition Report. All amounts in this report are in U.S. dollars, unless otherwise noted.

Historically, our fiscal years ended on June 30. On December 14, 2017, the Company’s Board of Directors approved a change in our fiscal year from June 30 to December 31, effective December 31, 2017. In this Transition Report, our fiscal years are identified according to the calendar year in which they are historically ended (e.g. the fiscal year ended June 30, 2017 is referred to as “fiscal 2017,” and June 30, 2016 is referred to as “fiscal 2016,” as if we had not changed our fiscal year to a calendar year on December 14, 2017 (effective December 31, 2017)). The transition period is for the six months ending December 31, 2017.

Business Overview

We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infections. We are developing two compounds to treat HBV infection, TXL™ and CRV431. TXL™ is a highly potent oral lipid prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections. CRV431 is a novel drug candidate also designed for the treatment of HBV infection that we acquired through our merger with Ciclofilin Pharmaceuticals Inc. CRV431 has been designed to target enzymes (“cyclophilins”) that play a key role in the HBV viral life cycle.

TXL™

TXL™ is a novel lipid acyclic nucleoside phosphonate that delivers high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL™’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. It has completed a Phase 1 clinical trial in healthy volunteers, demonstrating a favorable safety, tolerability and drug distribution profile. We are developing TXL™ for Hepatitis B (HBV).

We licensed TXL™ from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million (time of the deal). We intend to develop TXL™ for the treatment of chronic HBV infection. A recently issued composition of matter patent for TXL™ provides intellectual property protection to at least 2031.

We completed a Phase 1b safety and pharmacokinetic study in 2016. Data from the Phase 1b study demonstrate that TXL™ was safe and well tolerated by healthy volunteers in all dosing groups. We also completed a Phase 2a multiple ascending dose proof of concept clinical trial. The study enrolled 62 treatment-naïve patients with chronic HBV infection and compared TXL™ to the standard dose of TDF. Data from the Phase 2a study demonstrated that TXL™ was safe and well tolerated by patients with chronic HBV infection in all dosing groups

The data in the phase 2a study demonstrated that doses of TXL™ from 25-mg to 100-mg resulted in comparable mean HBV viral load reductions to the 300-mg dose of TDF after 28 days of treatment. The reduction in viral load persisted for up to one month after cessation of treatment. The data demonstrated that TXL™ at all doses tested, resulted in substantially lower systemic circulating levels of tenofovir in the blood compared to TDF. These results demonstrate the potential for TXL™ to reduce the risk of bone- and kidney-related toxicities associated with TDF.

We submitted an Investigational New Drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017. We plan to initiate a safety study in patients with severe renal impairment will be initiated during the fourth quarter of 2017. Data from this study are expected to further support the strong safety profile of TXL™ in patients with comorbidities. Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

The decision to develop TXL™ for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though CMX157 is 200 times more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. TXL™ is 4.5 times more potent than PDFtenofovir in vitro and thus potentially allows for a lower dose to achieve similar results in future head to head clinical studies. The lower dose may also allow for a better safety profile than TDF. The strategy for TXL™ is to develop the compound to serve as a critical backbone therapy in future HBV combination therapies. We received approval of the Investigational New Drug application (“IND”) in September 2017 to support our HBV clinical development program.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2017, we have an accumulated deficit of approximately $67.0 million. From inception through December 31, 2017, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

On April 4, 2016, we closed on a public offering of 4,929,578 shares of our common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under a shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $7,000,000, before deducting the underwriting discount and other offering expenses payable by us of approximately $700,000. If the warrants were exercised in full, we would receive additional proceeds of approximately $4,200,000.

On April 25, 2017 we closed on a public offering of 12,000,000 shares of our common stock and warrants to purchase up to 6,000,000 shares of common stock, at a fixed combined price to the public of $1.00 under a shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.9 million. If the warrants were exercised in full, we would receive additional proceeds of approximately $7.5 million.

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

While our significant accounting policies are more fully described in Note 3 to our audited financial statements appearing elsewhere in this Transition Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Going Concern

As of the transition period ended December 31, 2017 we had $6.0 million in cash. Net cash used in operating activities was $8.2 million for the transition period ended December 31, 2017. Net loss for the transition period ended December 31, 2017 was $7.5 million. As of December 31, 2017 we had an accumulated deficit of $67.0 million. As of December 31, 2017, we had working capital of $3.5 million, whereas on June 30, 2017 and 2016 we had working capital of $10.2 million and $2.8 million, respectively. We expect to incur losses for the next several years as we expand our research, development and clinical trials of TXL™ and CRV143. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, were recorded as derivative liabilities under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codifiaction (“ASC”) Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently the liability was adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities were recorded in the statements of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings deemed to be derivative instruments due to certain contingent put feature on the warrants, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2017, June 30, 2017 and June 30, 2016, the fair value of such warrants was $0.7 million, $1.7 million and $2.1 million, respectively, which we classified as a long term derivative liability on our balance sheets.

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

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of the related IPR&D. The deferred tax liability has been adjusted to $0.9 million during the transition period ended December 31, 2017 based on changes in the tax rate due to the enactment of tax reform law on December 22, 2017.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At transition period ended December 31, 2017 and years ended June 30, 2017 and June 30, 2016 we had prepaid research and development costs of $32,903, $75,484 and $354, 542, respectively.

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

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our accumulated deficit position, no excess tax benefits have been recognized. In March 2016, the FASB issued Accounting Standards Updates (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 4.) which states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance is effective for us for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

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

Business Combinations

We account for business acquisitions, such as our acquisition of Ciclofilin in June of 2016, under the acquisition method of accounting as indicated in the FASB ASC 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquired business; and establishes the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, we recognize and measure goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

In March of 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. We have evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of our deferred tax liability and appropriate disclosures in the notes to our consolidated financial statements (see Note 11). We will continue to evaluate the impact this tax reform legislation may have on our results of operations, financial position, cash flows and related disclosures.

In May of 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. We are currently evaluating the impact that this guidance will have on our results of operations, financial position and cash flows.

In January of 2017, the FASB issue ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) (“ASU 2017-04”), which amended the 2014 amendments to the FASB Accounting Standards Codification that allowed companies an alternative accounting treatment for subsequently measuring goodwill. This amendment is Phase 1 of a project by the FASB Board to simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. These amendments are to be applied on a prospective basis and are required to be adopted for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement is effective for annual and interim reporting periods ending after December 15, 2016 with early adoption permitted. We adopted ASU 2014-15. The adoption of this guidance did not have a material impact on our financial statements.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May of 2016 and September of 2017, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transtion Resource Group for Revenue Recognition. This guidance is effective for our annual reporting periods beginning after December 15, 2017. We currently have no revenue, however we evaluated the impact that this guidance and will apply ASC 606 when we become a revenue generating company.

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

RESULTS OF OPERATIONS

Comparison of the transition period ended December 31, 2017 and 2016:

	Transition period ended
	December 31, 2017	(Unaudited) December 31, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	7,163,530	7,447,352	(283,822)
General and administrative	3,358,091	3,452,025	(93,934)
Loss from operations	(10,521,621)	(10,899,377)	(377,756)

Other income (expense):
Change in fair value of warrant liability	1,062,769	(331,010)	1,393,779

Loss before income taxes	(9,458,852)	(11,230,387)	1,771,535
Income tax benefit	1,947,760	1,908,003	39,757
Net loss	$(7,511,092)	$(9,322,384)	$1,811,292

We had no revenues during the transition period ended December 31, 2017 or 2016 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the transition period ended December 31, 2017 and 2016 amounted to $7.2 million and $7.4 million, respectively. The $0.3 million decrease is mainly due to a $1.1 million decrease in TXLTM clinical trial costs associated with our Phase 2 trials conducted in 2016 and a $0.8 million decrease in costs associated with Valnivudine associated with the discontinuance of the clinical program offset by a $1.6 million increase in preclinical costs associated with CRV431.

General and administrative expenses for the transition period ended December 31, 2017 and 2016 amounted to $3.4 million and $3.5 million, respectively. The decrease of $0.1 million is primarily due to $0.2 million of lower stock based compensation offset by an increase of $0.1 of professional fees.

Net loss for the transition period ended December 31, 2017 and 2016 was approximately $7.5 million and $9.3 million, respectively, which was a result of the operating expenses discussed above, offset by other income resulting from the change in fair value of derivative instruments-warrants of approximately $1.1 million for the transition period ended December 31, 2017, in addition to a $0.4 million adjustment to our deferred tax liability resulting from the recently enacted tax reform and a $1.6 million income tax benefit resulting from the sale of our state net operating losses to a third party.

Comparison of Years Ended June 30, 2017 and 2016:

	Year ended
	June 30, 2017	June 30, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	13,651,987	15,019,277	(1,367,290)
General and administrative	7,371,885	5,786,208	1,585,677
Loss from operations	(21,023,872)	(20,805,485)	(218,387)
Other income/(expense):
Change in fair value of warrant liability and contingent consideration	4,224,819	3,806,847	417,972
Loss before income taxes	(16,799,053)	(16,998,638)	199,585
Income tax benefit	1,908,003	—	1,908,003
Net loss	$(14,891,050)	$(16,998,638)	$2,107,588

We had no revenues during the years ended June 30, 2017 and 2016, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended June 30, 2017 and 2016 amounted to $13.7 million and $15.0 million, respectively. The decrease of $1.4 million is primarily due to a $3.6 million decrease in Valnivudine clinical trial expenses partially offset by a $1.3 million increase in payroll related costs due to an increase in research and development staffing, a $0.6 million increase in TXL™ development costs related to our Phase 1b and Phase 2a clinical trials and a $0.4 million increase in stock based compensation.

General and administrative expenses for the years ended June 30, 2017 and 2016 amounted to $7.4 million and $5.8 million, respectively. The increase of $1.6 million is primarily due to an increase of $0.4 million in payroll related costs due to an increase in finance and administrative staffing, an increase of $0.3 million related in general operating costs resulting from the acquisition we completed in June 2016, an increase of $0.5 million in stock-based compensation expense and $0.1 million for legal, investor relations and professional fees.

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

Liquidity and Capital Resources

The following table summarizes our cash flows for the transition period ended December 31, 2017, and years ended June 30, 2017:

	For the transition period ended	Year ended
	December 31, 2017	June 30, 2017	June 30, 2016
Net cash (used in) provided by:
Operating activities	$(8,209,286)	$(19,172,110)	$(16,555,098)
Investing activities	—	(14,709)	(502,206)
Financing activities	1,180,555	24,765,627	19,898,079
Net (decrease)/increase in cash	$(7,028,731)	$5,578,808	$2,840,775

As of December 31, 2017, we had $6.0 million in cash, as compared to $13.0 million and $7.4 million as of June 30, 2017 and 2016, respectively. Net cash used in operating activities was approximately $8.2 million for the transition period ended December 31, 2017, as compared to $19.2 million and $16.6 million for the years ended June 30, 2017 and June 30, 2016, respectively. This cash was primarily used to continue clinical development of our three drug compounds as well as general and administrative costs and expenses. Additionally, the cash used in operations included a decrease of $1.0 million related to the non-cash change in fair market value of our warrant liability, partially offset by $0.7 million of non-cash stock-based compensation expense. As of December 31, 2017 we had working capital of $3.5 million, as compared to $10.2 million and $2.8 million as of June 30, 2017 and June 30, 2016, respectively.

Net cash provided by financing activities for the transition period ended December 31, 2017 primarily consisted of net proceeds of $1.2 million from an equity offering and the Controlled Equity Offering, described further below. Net cash provided by financing activities for the year ended June 30, 2017 primarily consisted of net proceeds of $24.8 million from an equity offering and the Controlled Equity Offering. Net cash provided by financing activities for the year ended June 30, 2016 primarily consisted of net proceeds of $19.9 million from an equity offering.

On April 25, 2017 we closed on a public offering of 12,000,000 shares of our common stock and warrants to purchase up to 6,000,000 shares of common stock, at a fixed combined price to the public of $1.00 under a shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of 5 years from the date of issuance at an exercise price of $1.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.9 million.

On April 4, 2016 we closed on a public offering of 4,929,578 shares of our common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 million under a shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to us were $7.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.7 million.

On March 9, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million. We intend to use the net proceeds from these sales to fund our research and development activities, and for working capital and other general corporate purposes, and possible acquisitions of other companies, products or technologies, though no such acquisitions are currently contemplated.

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

For the transition period ended December 31, 2017, we sold approximately 2.2 million shares of our common stock resulting in net proceeds of approximately $1.2 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

During the period subsequent to December 31, 2017, we sold approximately 6.0 million shares of our common stock resulting in proceeds, net of issuance costs, of approximately $1.6 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent (see Note 6). Our shelf registration statement on Form S-3 expired on March 9, 2018.

Operating and Capital Expenditure Requirements

As of December 31, 2017, we had an accumulated deficit of $67.0 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL™ and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The audited financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of December 31, 2017, other than an operating lease for our office space and a capital lease for equipment. The following table summarizes this obligation:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease	$1,068,030	$195,307	$606,433	$266,290	$—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

ContraVir Pharmaceuticals, Inc.

Edison, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ContraVir Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2017, June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the six month transition period ended December 31, 2017 and each of the years in the two year period ended June 30, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, June 30, 2017 and June 30, 2016, and the results of their operations and cash flows for the six month transition period ended December 31, 2017 and each of the years in the two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and expects to continue to incur substantial losses in the future, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

Woodbridge, New Jersey

March 23, 2018

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	For the transition period ended December 31,	June 30,
	2017	2017	2016
Assets
Current Assets:
Cash	$5,954,017	$12,982,748	$7,403,940
Prepaid expenses	108,075	210,174	491,045
Total Current Assets	6,062,092	13,192,922	7,894,985
Property and equipment, net	56,595	67,564	80,848
In-process research and development	3,190,000	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924	1,870,924
Other assets	73,289	63,182	69,955
Total Assets	$11,252,900	$18,384,592	$13,106,712
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,556,883	$1,626,791	$4,252,243
Accrued expenses	1,046,698	1,318,083	820,894
Current portion of capital lease	—	—	10,410
Total Current Liabilities	2,603,581	2,944,874	5,083,547
Contingent consideration	3,380,000	3,410,000	3,320,000
Deferred tax liability	896,700	1,269,620	1,269,620
Derivative financial instruments, at estimated fair value—warrants	669,462	1,702,231	2,115,965
Total Liabilities	7,549,743	9,326,725	11,789,132
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—	—
Series A convertible preferred stock, stated value $10.00 per share, issued and outstanding 104,013, 104,013 and 1,250,000 shares at December 31, 2017, June 30, 2017 and June 30, 2016, respectively	1,040,128	1,040,128	12,500,000
Series B convertible preferred stock, stated value $10.00 per share, issued and outstanding 0, 0 and 120,000 shares at December 31, 2017, June 30, 2017 and June 30, 2016, respectively	—	—	1,200,000
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 78,339,975, 75,707,348 and 32,231,241, shares issued and outstanding at December 31, 2017, June 30, 2017 and June 30, 2016, respectively	7,828	7,571	3,224
Additional paid in capital	69,669,838	67,513,713	32,226,851
Accumulated deficit	(67,014,637)	(59,503,545)	(44,612,495)
Total Stockholders’ Equity	3,703,157	9,057,867	1,317,580
Total Liabilities and Stockholders’ Equity	$11,252,900	$18,384,592	$13,106,712

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the transition period ended	Year ended
	December 31, 2017	June 30, 2017	June 30, 2016

Revenues	$—	$—	$—

Costs and Expenses:
Research and development	7,163,530	13,651,987	15,019,276
General and administrative	3,358,091	7,371,885	5,786,209
Total Operating Expenses	10,521,621	21,023,872	20,805,485

Loss From Operations	(10,521,621)	(21,023,872)	(20,805,485)

Other Income (Expense):
Change in fair value of derivative instruments—warrants and contingent consideration	1,062,769	4,224,819	3,806,847
Total Other Income (Expense)	1,062,769	4,224,819	3,806,847

Loss before income taxes	(9,458,852)	(16,799,053)	(16,998,638)
Income tax benefit	1,947,760	1,908,003	—
Net loss	$(7,511,092)	$(14,891,050)	$(16,998,638)

Weighted Average Common Shares Outstanding
Basic	77,426,630	58,290,433	27,060,326
Diluted	77,426,630	58,338,618	27,060,326

Net loss per Common Share
Basic	$(0.10)	$(0.26)	$(0.63)
Diluted	$(0.10)	$(0.30)	$(0.63)

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the transition period ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
						Par	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance June 30, 2015	1,250,000	$12,500,000	120,000	$1,200,000	22,276,730	$2,228	$17,350,713	$(27,613,857)	$3,439,084
Issuance of common stock, net	—	—	—	—	9,929,578	993	19,862,993	—	19,863,986
Fair value of warrants issued in connection with common stock offering, reclassified to derivative liability	—	—	—	—	—	—	(5,922,812)	—	(5,922,812)
Stock option exercise	—	—	—	—	24,933	3	34,090	—	34,093
Stock-based compensation expense	—	—	—	—	—	—	901,867	—	901,867
Net loss	—	—	—	—	—	—	—	(16,998,638)	(16,998,638)
Balance June 30, 2016	1,250,000	$12,500,000	120,000	$1,200,000	32,231,241	$3,224	$32,226,851	$(44,612,495)	$1,317,580
Issuance of common stock, net	—	—	—	—	18,441,879	1,839	24,657,920	—	24,659,759
Conversion of preferred stock	(1,145,987)	(11,459,872)	(120,000)	(1,200,000)	24,946,162	2,495	12,657,377	—	—
Fair value of warrants issued in connection with equity offering reclassified to derivative liability	—	—	—	—	—	—	(3,976,501)	—	(3,976,501)
Warrant exercise	—	—	—	—	50,000	5	160,412	—	160,417
Stock option exercise	—	—	—	—	38,066	3	31,274	—	31,277
Stock-based compensation expense	—	—	—	—	—	5	1,756,380	—	1,756,385
Net loss	—	—	—	—	—	—	—	(14,891,050)	(14,891,050)
Balance June 30, 2017	104,013	$1,040,128	—	$—	75,707,348	$7,571	$67,513,713	$(59,503,545)	$9,057,867
Issuance of common stock, net	—	—	—	—	2,632,627	257	1,410,384	—	1,410,641
Stock-based compensation expense	—	—	—	—	—	—	745,741	—	745,741
Net loss	—	—	—	—	—	—	—	(7,511,092)	(7,511,092)
Balance December 31, 2017	104,013	$1,040,128	—	$—	78,339,975	$7,828	$69,669,838	$(67,014,637)	$3,703,157

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the transition period ended	Year ended
	December 31, 2017	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net loss	$(7,511,092)	$(14,891,050)	$(16,998,638)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	745,741	1,700,225	901,867
Stock issued for services		56,160	—
Change in fair value of derivative instrument—warrants and contingent consideration	(1,062,769)	(4,224,819)	(3,806,847)
Deferred tax liability adjustment	(372,920)	—	—
Depreciation	10,969	27,993	21,525
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(111,207)	(2,128,263)	3,135,022
Prepaid expenses and other assets	91,992	287,644	191,973

Net Cash Used In Operating Activities	(8,209,286)	(19,172,110)	(16,555,098)

Cash Flows From Investing Activities:

Acquisition of business, net of cash acquired	—	—	(495,603)
Purchase of property and equipment	—	(14,709)	(6,603)
Net Cash Used In Investing Activities	—	(14,709)	(502,206)

Cash Flows From Financing Activities:

Change in current portion of capital lease	—	(10,410)	—
Proceeds from the issuance of common stock and exercise of warrants, net	1,180,555	24,659,760	19,863,986
Proceeds from exercise of warrants		85,000	—
Issuance of common stock via stock option exercise		31,277	34,093
Net cash provided by financing activities	1,180,555	24,765,627	19,898,079

Net (decrease)/increase in cash	(7,028,731)	5,578,808	2,840,775
Cash at beginning of period	12,982,748	7,403,940	4,563,165
Cash at end of period	$5,954,017	$12,982,748	$7,403,940

Supplementary Disclosure Of Cash Flow Information:
Cash paid for taxes	$—	$—	$—

Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$230,086	$—	$—
Reclass of Derivative liability for warrant exercise	$—	$75,417	$—
Fair value of warrants issued in conjunction with common stock offering	$—	$3,976,501	$5,922,812

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development and commercialization of targeted antiviral therapies with a specific focus on developing a potentially curative therapy for hepatitis B virus (HBV). The Company is developing two novel anti-HBV compounds with complementary mechanisms of action. The Company’s lead compound, TXL™ is currently in Phase 2b development and is designed to deliver high intrahepatic concentrations of TFV, while minimizing off-target effects caused by high levels of circulating TFV. CRV431, the Company’s second compound for HBV, is a next-generation cyclophilin inhibitor with a unique structure that increases its potency and selective index against TXL™.

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

2. Basis of Presentation and Going Concern

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

On December 14, 2017, the Company’s Board of Directors approved a change in the Company’s fiscal year end from June 30 to December 31, effective December 31, 2017. The transition period is for the six months ended December 31, 2017 (the “transition period”). Reference to a fiscal year refers to the fiscal year ended June 30, which has historically been the end of the Company’s fiscal year. The results of operations for the six month transition period ended December 31, 2017 include the results of Ciclofilin from the closing date of the Merger on June 10, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and Ciclofilin Pharmaceuticals Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of December 31, 2017, ContraVir had $6.0 million in cash. Net cash used in operating activities was $8.2 million for the transition period ended December 31, 2017. Net loss for the transition period ended December 31, 2017 was $7.5 million. As of December 31, 2017 the Company had an accumulated deficit of $67.0 million. As of December 31, 2017, ContraVir had working capital of $3.5 million, whereas on June 30, 2017 and June 30, 2016 ContraVir had working capital of $10.2 million and $2.8 million, respectively. The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of common and preferred stock. The Company expects to continue to incur losses for the next several years as it expands its research, development and clinical trials of TXL™ and CRV431. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

These consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern within one year of the issuance of these consolidated financial statements without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize its self on unfavorable terms.

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

Cash

As of December 31, 2017, June 30, 2017 and June 30, 2016, the amount of cash was approximately $6.0 million, $13.0 million and $7.4 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings and deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2017, June 30, 2017 and June 30, 2016, the fair value of such warrants was $0.7 million, $1.7 million and $2.1 million, respectively, which the Company classified as a long term derivative liability on the Company’s balance sheets.

Property, equipment and depreciation

As of December 31, 2017, June 30, 2017 and June 30, 2016, the Company had $56,595, $67,564 and $80,848, respectively, of property and equipment, consisting primarily of computer equipment and equipment under capital lease. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the transition period ended December 31, 2017, June 30, 2017 and June 30, 2016 was $10,969, $27,993 and $21,525, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. The Company will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2017, June 30, 2017 and June 30, 2016.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the transition period ended December 31, 2017, or the fiscal years ended June 30, 2017 and June 30, 2016.

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

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company’s programs, the Company could incur significant charges in the period in which the impairment occurs. There was no impairment of IPR&D for the transition period ended December 31, 2017  or the fiscal years ended June 30, 2017 and June 30, 2016.

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

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the related IPR&D. The deferred tax liability has been adjusted to $0.9 million during the transition period ended December 31, 2017 based on changes in the tax rate due to the enactment of tax reform law on December 22, 2017.

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

The Company does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years if at all. Accordingly, the Company’s research and development costs are expensed as incurred. While certain of the Company’s research and development costs may have future benefits, the Company’s policy of expensing all research and development expenditures is predicated on the fact that the Company has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2017, June 30, 2017 and June 30, 2016, the Company had prepaid research and development costs of $32,903, $75,484 and $354,542, respectively.

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

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to ContraVir’s accumulated deficit position, no excess tax benefits have been recognized. In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 4) which states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance is effective for the Company for annual reporting periods beginning after December 15,

2017, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

Foreign Exchange

The functional currency of ContraVir and ContraVir Research Inc. is the U.S. dollar. The functional currency of Ciclofilin is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at December 31, 2017, June 30, 2017 and June 30, 2016.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at December 31, 2017, June 30, 2017 and June 30, 2016.

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

Business Combinations

The Company accounts for its business acquisitions, such as the Company’s acquisition of Ciclofilin in June of 2016, under the acquisition method of accounting as indicated in FASB ASC 805, “Business Combinations”, which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquired business; and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations, including contingent assets and liabilities and non-controlling interest in the acquiree, based on the fair value estimates as of the date of acquisition. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

4. Recent Accounting Pronouncements

In March of 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to our consolidated financial statements (See Note 11). The Company will continue to evaluate the impact this tax reform legislation may have on its results of operations, financial position, cash flows and related disclosures.

In May of 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In January of 2017, the FASB issue ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350) (“ASU 2017-04”), which amended the 2014 amendments to the FASB Accounting Standards Codification that allowed companies an alternative accounting treatment for subsequently measuring goodwill. This amendment is Phase 1 of a project by the FASB Board to simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. These amendments are to be applied on a prospective basis and are required to be adopted for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May of 2016 and September of 2017, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company annual reporting periods beginning after December 15, 2017. The Company currently has no revenue, however the Company has evaluated the impact that this guidance and will apply ASC 606 when it becomes a revenue generating company.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

There are no stated dividends or redemption features associated with the Series A and B. The Series A and B have voting rights on an as converted basis. Each share of the Series A and B is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. The Series A conversion price is currently $0.48 and the Series B conversion price is currently $1.12, based on 70% of the five day average common share price preceding the date of settlement. If the Company sells common stock or equivalents at an effective price per share that is lower than the conversion price, the Preferred holders’ conversion price may be reduced to the lower conversion price. The preferred stock is automatically convertible into common stock in the event of a fundamental transaction to the Company. Based on these facts, the Series A and B are classified as permanent equity.

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

During the transition period ended December 31, 2017, the Company sold approximately 2.2 million shares of the Company’s common stock resulting in proceeds, net of issuance costs, of approximately $1.2 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability at year end as follows:

	December 31, 2017	June 30, 2017	June 30, 2016
Price of ContraVir common stock	$0.36	$0.58	$1.04
Expected warrant term (years)	2.78 years	3.5 years	4.28 years
Risk-free interest rate	2.09%	1.726%	0.86%
Expected volatility	67%	66%	76%
Dividend yield		—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability at year end as follows:

	December 31, 2017	June 30, 2017	June 30, 2016
Price of ContraVir common stock	$0.36	$0.58	$1.04
Expected warrant term (years)	3.00 years	3.76 years	4.76 years
Risk-free interest rate	2.09%	1.73%	1.02%
Expected volatility	67%	66%	76%
Dividend yield	—	—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2017 and June 30, 2017:

	April 25, 2017	December 31, 2017	June 30, 2017
Price of ContraVir common stock	$1.18	$0.36	$0.58
Expected warrant term (years)	5 years	4.00 years	4.76years
Risk-free interest rate	1.63%	2.09%	1.72%
Expected volatility	69%	68%	66%
Dividend yield	—	—	—

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
6/30/2015	Balance of derivative financial instruments liability	—	$—
	Issuance of warrants on October 13, 2015	3,000,000	4,384,523
	Issuance of warrants on April 4, 2016	2,464,789	1,538,289
	Change in fair value of warrants for the year ended June 30, 2016	—	(3,806,847)
6/30/2016	Balance of derivative financial instruments liability	5,464,789	2,115,965
	Issuance of warrants on April 25, 2017	6,000,000	3,976,501
	Reclass of liability due to exercise of warrant	(50,000)	(75,416)
	Change in fair value of warrants for the year ended June 30, 2017	—	(4,314,819)
6/30/2017	Balance of derivative financial instruments liability	11,414,789	1,702,231
	Change in fair value of warrants for the transition period ended December 31, 2017	—	(1,032,769)
12/31/2017	Balance of derivative financial instruments liability	11,414,789	$669,462

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of the transition period ended December 31, 2017 and the years ended June 30, 2017 and June 30, 2016.

Description	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2017
Derivative liabilities related to warrants	$(669,462)	$—	$—		$(669,462)
Contingent consideration	(3,380,000)	—	—		(3,380,000)

As of June 30, 2017
Derivative liabilities related to warrants	$(1,702,231)	$—	$—		$(1,702,231)
Contingent consideration	(3,410,000)	—	—		(3,410,000)

As of June 30, 2016
Derivative liabilities related to warrants	$(2,115,965)	$—	$	`	$(2,115,965)
Contingent consideration	(3,320,000)	—	—		(3,320,000)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. See Note 6 for a rollfoward of the derivative liability for the transition period ended December 31, 2017 and years ended June 30, 2017 and June, 30, 2016. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

As discussed in Note 5, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 5% and a stock price of $0.36. At June 30, 2016, there was no change in fair value of the contingent consideration from its initial value as of June 10, 2016.

Acquisition- related Contingent Consideration
Liabilities
Balance at June 30, 2016	$3,320,000
Change in fair value recorded in earnings	90,000
Balance at June 30, 2017	$3,410,000
Change in fair value recorded in earnings	(30,000)
Balance at December 31, 2017	$3,380,000

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	December 31, 2017	June 30, 2017	June 30, 2016
CRV431	$3,190,000	$3,190,000	$3,190,000

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount

Goodwill balance at July 1, 2016	$1,870,924
Changes for the fiscal year ended, 2017	—
Goodwill balance at July 1, 2017	$1,870,924
Changes for the transition period ended December 31, 2017	—
Goodwill balance at December 31, 2017	$1,870,924

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	For the transition period Ended December 31, 2017	Year ended June 30, 2017	Year ended June 30, 2016
Payroll and related costs	$539,063	$931,664	$489,823
Research and development	322,842	307,544	177,197
Legal fees	81,550	64,571	8,441
Accounting fees	40,842	—	—
Professional fees	35,092	14,304	80,984
Other	27,309	—	64,449
Total accrued expenses	$1,046,698	$1,318,083	$820,894

10. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 6,500,000 and on December 14, 2016 Stockholder and Board approval was obtained to increase the number of authorized shares to 7,700,000. As of December 31, 2017, June 30, 2017 and June 30, 2016, the Company had 878,814, 1,218,814, and 1,295,522 shares of common stock, respectively, available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. ContraVir recorded the following stock-based compensation expense for the periods shown:

	For the transition Period ended December 31, 2017	Year ended June 30, 2017	Year ended June 30, 2016
General and administrative	$509,072	$1,337,711	$839,200
Research and development	236,669	418,674	62,667
Total stock-based compensation expense	$745,741	$1,756,385	$901,867

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, June 30, 2015	4,117,745	$0.11 - $3.83	$1.76		9.04 years
Granted	1,275,000	$0.92 - $4.38	$1.05
Exercised	(24,933)	$0.11 - $2.20	$1.37
Forfeited	(163,334)	$1.50 - $3.60	$1.86
Balance outstanding, June 30, 2016	5,204,478	$0.11 - $4.38	$1.59	651,779	8.12 years
Granted	1,319,774	$1.04 – $1.12	$1.34
Exercised	(38,066)	$0.11 – $2.35	$1.10
Forfeited	(5,000)	$0.99 - $4.38	$3.25
Balance outstanding, June 30, 2017	6,481,186	$0.11 – $4.38	$1.54	2,408,090	7.72 years
Granted	360,000	$0.37 - $0.62	$0.52
Cancelled	(20,000)	$0.50 - $0.62	$0.56
Balance outstanding, December 31, 2017	6,821,186	$0.11 - $4.38	$1.48	47,667	7.00 years
Vested awards and those expected to vest at December 31, 2017	6,689,359	$0.11 - $4.38	$1.49	47,667	7.00 years
Vested and exercisable at December 31, 2017	3,829,099	$0.11 - $4.38	$1.55	47,667	6.99 years

The weighted-average grant-date fair value of options granted to employees during the transition period ended December 31, 2017 and years ended June 30, 2017 and June 30, 2016 was $0.33, $0.93 and $0.76 per share, respectively. The total fair value of shares vested during the transition period ended December 31, 2017 was $0.8 million. Included within the above table are 1,349,334 non-employee options outstanding as of December 31, 2017, of which 535,749 are unvested as of December 31, 2017 and therefore subject to remeasurement. The remeasurement impact for the transition period ended December 31, 2017 was negative due to the decreases in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2017, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $1.1 million to be recognized over a weighted-average remaining vesting period of approximately 1.8 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the periods indicated.

	For the transition period ended December 31, 2017	Year Ended June 30, 2017	Year Ended June 30, 2016
Stock price	$0.52	$1.39	$1.10
Risk-free interest rate	1.64%	1.86%	1.35%
Dividend yield	—	—	—
Expected volatility	73.05%	79.18%	81%
Expected term (in years)	6 years	6 years	6 years

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

Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the year ended June 30, 2017 and the transition period ended December 31, 2017. The Company will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

The Company’s loss before income taxes was $9,458,852, $16,799,053 and $16,998,638 for the transition period ended December 31, 2017 and fiscal years ended June 30, 2017 and June 30, 2016, respectively, and was generated entirely in the United States and Canada.

The income tax benefit for the transition period ended December 31, 2017 and June 30, 2016 consisted of state income tax benefits of $1.6 million and $1.9 million, respectively, from the sale of state net operating losses and the approximate 373,000 write-down of the deferred tax liability and change in the deferred tax asset valuation allowance due to the December 22, 2017 enactment of tax reform law.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31, 2017	As of June 30, 2017	As of June 30, 2016
Federal net operating loss (“NOL”)	$12,054,400	$17,050,000	$11,330,100
State NOL	1,148,800	1,597,000	1,965,700
Canadian NOL	1,140,000	560,300	179,200
Research and development credits	696,400	522,300	—
Stock Compensation & Other	1,000,100	1,232,500	949,700
Deferred tax asset valuation allowance	(16,039,700)	(20,962,100)	(14,424,700)
Net deferred tax asset	$—	$—	$—
Deferred tax liability (In-Process R&D)	(896,700)	(1,269,600)	(1,269,600)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2017, June 30, 2017 and June 30, 2016. The Company has recorded a net deferred tax liability of $896,709 related to in-process research and development as a result of the acquisition of Ciclofilin. It is the Company’s position that the acquired in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets.

The valuation allowance (decreased)/increased by ($5.0) million, $6.5 million and $8.3 million for the transition period ended December 31, 2017 and years ended June 30, 2017 and June 30, 2016, respectively, due primarily to the generation of net operating losses during the periods and also adjustments due to the December 22, 2017 enactment of the tax reform law.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	For the transition period ended December 31, 2017	Year Ended June 30, 2017	Year Ended June 30, 2016
U.S. statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(6.6)	(2.0)	6.9
Sale of New Jersey tax benefits	16.9	11.4	—
Research and development credits	1.9	3.1	—
Net operating loss	—	(2.0)	—
Warrant liability	3.9	8.6	7.6
Rate change	(78.3)	—	—
Valuation allowance	49.1	(41.7)	(48.5)
Effective tax rate	20.9%	11.4%	—%

As of December 31, 2017, June 30, 2016 and June 30, 2017, the Company had U.S. federal and state net operating loss carryforwards of $73.6 million, $77.0 million and $33.3 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in June 2034. As of December 31, 2017, June 30, 2017 and June 30, 2016, the Company also had foreign net operating loss carryforwards of $4.3milion, $2.1 million, and $0.7 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in June 2034. The Company also had federal and state research and development tax credit carry forwards of approximately $0.7 million as of December 31, 2017, which will begin to expire in June 2037.

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

The Company files income tax returns in the United States, Canada and various state jurisdictions. The Company’s federal and state income tax returns from the year of incorporation, 2013, and forward remain subject to examination by the Internal Revenue Service (“IRS”) and state authorities. The Company’s 2015 federal tax return is currently being audited by the IRS.

The Company had no unrecognized tax benefits or related interest and penalties accrued through December 31, 2017. The Company would record the effects of interest and penalties as a component of income tax expense.

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

Basic net (loss) income per common share	For the transition period ended December 31, 2017	Year ended June 30, 2017	Year ended June 30, 2016
Numerator:
Net loss attributable to common stockholders — basic	$(7,511,092)	$(14,891,050)	$(16,998,638)
Denominator:
Basic weighted average common shares outstanding	77,426,630	58,290,433	27,060,326
Net loss per share of common stock—basic	$(0.10)	$(0.26)	$(0.63)
Diluted net (loss) income per common share
Numerator:
Net loss attributable to common stockholders - basic	$(7,511,092)	$(14,891,050)	$(16,998,638)
Less: reversal of gain on warrants	—	(2,698,015)	—
Net loss attributable to common stockholders - diluted	$(7,511,092)	$(17,589,065)	$(16,998,638)
Denominator:
Basic weighted average common shares outstanding	77,426,630	58,290,433	27,060,326
Effect of dilutive securities
Exercise of warrants	—	48,185	—
Weighted average shares used to compute diluted net loss per share	77,426,630	58,338,618	27,060,326
Net loss per share of common stock—diluted	$(0.10)	$(0.30)	$(0.63)

The following outstanding securities at December 31, 2017, June 30, 2017 and June 30, 2016 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	For the transition period ended	Year ended	Year ended
	December 31, 2017	June 30, 2017	June 30, 2016
Common shares issuable upon conversion of Series A preferred stock	2,166,934	2,166,934	26,041,667
Common shares issuable upon conversion of Series B preferred stock	—	267,123	1,071,429
Stock options	6,821,186	6,481,186	5,204,478
Warrants	11,414,789	5,414,789	5,464,789
Total	20,402,909	14,330,032	37,782,363

The liability classified warrants disclosed above have been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

13. Commitments and Contingencies

License Agreement with Chimerix, Inc.

On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix pursuant to which the Company has licensed TXL™ from Chimerix for further clinical development and commercialization. TXL™ is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, ContraVir licensed TXL™ from Chimerix in exchange for an upfront payment consisting of 120,000 shares of ContraVir Series B Convertible Preferred Stock. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days’ prior written notice to Chimerix.

The fair value of the Preferred B shares exchanged for the license was determined to be equal to the amount paid per share of the Series A, as the provision of the Preferred B shares were the same as the Preferred A Shares, based on an arm’s length transaction. Therefore, the fair value of the Preferred B shares issued was $10 per share or $1.2 million. The cost of the license was classified as a research and development expense in the amount of $1.2 million as the compound is early stage, has not yet reached technological feasibility and has no alternative use. As of December 31, 2017, no amounts had been accrued related to the payments Chimerix is eligible to receive.

License Agreement with University College Cardiff Consultants Limited (“Cardiff”)

On June 10, 2013, the Company and Synergy Pharmaceuticals, Inc., the former parent of the Company, entered into a Contribution Agreement, as amended and restated on August 5, 2013, or the Contribution Agreement, to transfer to the Company the VALNIVUDINE assets, in exchange for the issuance to Synergy of 9,000,000 shares of the Company’s common stock representing 100% of the outstanding shares of the Company’s common stock as of immediately following such issuance. Pursuant to the Contribution Agreement, Synergy transferred ownership of all intellectual property rights acquired from Bristol-Myers Squibb (“BMS”) including all historical research, clinical study protocols, data, results and patents related to the VALNIVUDINE assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the asset purchase agreement, dated August 17, 2012, by and between Synergy and BMS, or the BMS Agreement.

The VALNIVUDINE assets acquired from BMS are licensed from Cardiff pursuant to the terms of that certain Patent and Technology License Agreement, dated as of February 2, 2005, between Cardiff and CRI, an entity with no prior relationship with us, as amended March 27, 2007, or the Cardiff Agreement.

The Cardiff Agreement shall remain in full force and effect until the date upon which the last of the last patent or the last continuation or extension to any patents within the Patent Rights (as defined in the Cardiff Agreement) expires. Any milestone and/or royalty payment under the Cardiff Agreement shall be payable for as long as the Cardiff Agreement is in effect. The Cardiff Agreement may be terminated in its entirety, for among other reasons and in the following manner as set forth below: (a) automatically by Cardiff, if the Company becomes bankrupt or insolvent and/or if the Company’s business shall be placed in the hands of a receiver, assignee, or trustee; (b) upon ninety (90) calendar days written notice from Cardiff, if the Company breaches or defaults (i) on the payment or report obligations or use of name obligations or (ii) on any other obligation under the Cardiff Agreement, subject to a ninety (90) calendar-day cure period; (c) if the Company has defaulted or been in excess of one (1) month late on its payment obligations pursuant to the terms of the Cardiff Agreement on any two (2) occasions in a twelve (12) month period, subject to a cure period; (d) upon one hundred twenty (120) calendar days written notice from us if any particular patent or patents included in Patent Rights and which account for at least thirty (30%) percent of the total royalty to Cardiff, is or are irrevocably adjudicated to be invalid; or (e) upon ninety (90) calendar days written notice from us if Cardiff is in breach of Section 11.1 (Confidential Information and Publication) unless, before the end of the such ninety (90) calendar-day notice period, Cardiff has cured the default or breach to the Company’s reasonable satisfaction and so notifies us, stating the manner of the cure.

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

The terms of the BMS Agreement provided for an initial base payment of $1 million, subsequent milestone payments of $3 million and $6 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) the Company’s determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the VALNIVUDINE assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the VALNIVUDINE assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of the Company’s patents or any other patent covering the use or sale of the VALNIVUDINE assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the BMS Agreement. No milestone payments have been made under this agreement. As of December 31, 2017, no amounts had been accrued related to the remaining payments BMS is eligible to receive.

Contractual Obligations

In August 2014, the Company entered into a lease for corporate office space in Edison, New Jersey. In December 2017, the Company entered into an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5 year period. Rent expense for the transition period ending December 31, 2017 and years ending June 30, 2017 and June 30, 2016 was $101,732, $183,716 and $139,797, respectively. Upon the acquisition of Ciclofilin on June 10, 2016, the Company leases space in Edmonton, Canada that is currently on a month to month basis.

The following table summarizes annual rental payments for each of the following fiscal years ended June 30:

2018	$195,307
2019	202,734
2020	194,529
2021	209,170
2022 and thereafter	266,290
Total	$1,068,030

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

14. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL™. The Company incurred expenses related to the agreement of approximately $50,000, $75,000 and $127,500 for the transition period ended December 31, 2017, and fiscal years ended June 30, 2017 and June 30, 2016, respectively.

The Company is a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc. (“CSM”), pursuant to which CSM provides the Company with pharmaceutical and clinical supply management services in support of clinical research programs. James Sapirstein, the CEO of ContraVir, was a director of CSM, which is a private company, until October 15, 2016. For the transition period ended December 31, 2017 and fiscal years ending June 30, 2017 and June 30, 2016, the Company incurred expenses related to services performed by CSM of approximately $72,217, $481,308 and $550,000, respectively. As of December 31, 2017 there was an outstanding payables balance of $11,393.

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

15. Six Months Ended December 31, 2016 Comparative Data (Unaudited)

For the six months ended
December 31, 2016

Revenues	$—

Costs and Expenses:
Research and development	7,447,352
General and administrative	3,452,025
Total Operating Expenses	10,899,377

Loss From Operations	(10,899,377)

Other Income (Expense):
Change in fair value of derivative instruments—warrants and contingent consideration	(331,010)
Total Other Income (Expense)	(331,010)

Loss before income taxes	(11,230,387)
Income tax benefit	1,908,003
Deferred tax liability adjustment	—
Net loss Attributable to Common Shareholders	$(9,322,384)

Weighted Average Common Shares Outstanding
Basic	48,986,350
Diluted	48,986,350

Net loss per Common Share
Basic	$(.19)
Diluted	$(.19)

16. Subsequent events

During the period subsequent to December 31, 2017, the Company sold approximately 6.0 million shares of the Company’s common stock resulting in net proceeds of approximately $1.6 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent (see Note 6).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of December 31, 2017, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.

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

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2017.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of March 23, 2018.

Name	Age	Present Position with ContraVir Pharmaceuticals, Inc.
Gary S. Jacob	70	Chairman of the Board of Directors
James Sapirstein	56	Chief Executive Officer and Director
John Cavan	59	Chief Financial Officer
Dr. Robert T. Foster	59	Chief Scientific Officer
Dr. Theresa Matkovits	50	Executive Vice President
John P. Brancaccio	69	Director
Timothy Block	62	Director
Arnold Lippa	70	Director
Thomas Adams	74	Director
Tamar Howson	69	Director

Gary S. Jacob, Ph.D. has served as our Chairman of the Board of Directors since March 19, 2014, and earlier served as our Chief Executive Officer from May 15, 2013 until March 19, 2014. Dr. Jacob is currently the Chairman of the Board, President and Chief Executive Officer of Synergy Pharmaceuticals Inc., a biopharmaceutical company, where he has held various positions since July 2008. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013 and a director from October 2004 until January 2013. Dr. Jacob currently serves as a director of Trovagene, Inc., a precision medicine company. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s experience as a biotechnology company chief executive officer provides him with valuable management and leadership abilities which the Board believes qualifies him to be a director of our Company.

James Sapirstein has served as our Chief Executive Officer and a Director since March 19, 2014. Mr. Sapirstein was the chief executive officer of Alliqua Therapeutics at Alliqua Inc., where he helped lead the transformation of transdermal wound care and drug delivery technology into a wound care organization from October 2012 to February 2014. Mr. Sapirstein was the chief executive officer of Tobira Therapeutics, a New Jersey based biopharmaceutical company focused on the development of novel HIV and infectious disease compounds, from October 2006 to April 2011. From June 2002 until May 2005, Mr. Sapirstein was Executive Vice President for Serono Laboratories. Mr. Sapirstein is a director of Panther Biotechnology, Inc., a biotechnology company and RespireRx Pharmaceuticals, Inc., a biotechnology company Mr. Sapirstein’s experience as a biotechnology executive qualifies him to serve as a director of our Company.

John Cavan has served as our Chief Financial Officer since April 1, 2016. From January 2016 to April 2016, Mr. Cavan served in the capacity of Interim CFO. Prior to joining ContraVir, Mr. Cavan was a consultant with The Pine Hill Group from February 2012 to March 2016 where he was instrumental in completing multiple strategic and financial transactions, including initial public offerings, business combinations and strategic transactions. Prior to his role with the Pine Hill Group, from June 2006 until February 2012, he served as Chief Accounting Officer at Stemline Therapeutics, Inc. and as Vice President and Chief Accounting Officer at Aegerion Pharmaceuticals, Inc. where he was instrumental in the company’s initial public offering, through which Aegerion achieved a $2 billion market capitalization. He has also held financial positions within the healthcare industry at AlgoRx Pharmaceuticals, Inc. and Alpharma. Mr. Cavan served in a variety of financial and operational positions early in his career during tenures with large multinational public companies, including Sony, American Express, International Specialty Products (an Ashland Company) and Nestlé U.S.A. Mr. Cavan currently serves on the Board of Directors of Vantage Health Systems.

Dr. Robert T. Foster has served as our Chief Scientific Officer since June 10, 2016. Prior to ContraVir, he was Chief Executive Officer and Founder of Ciclofilin Pharmaceuticals Inc. from January 2014 until it merged with ContraVir on June 10, 2016. Prior to Ciclofilin Pharmaceuticals, he founded Isotechnika Pharma Inc. in 1993, where he was Chairman and Chief Executive Officer for 21 years. Dr. Foster was founding Chief Executive Officer and later, Chief Scientific Officer of Aurinia Pharmaceuticals, Inc., after Isotechnika acquired Aurinia. Dr. Foster is currently a Board member of Transcriptome Sciences Inc.

Dr. Theresa Matkovits joined us in May 2015 and currently serves as our Executive Vice President – Drug Development. Dr. Matkovits brings over 20+ years global drug development, commercialization, and leadership experience to ContraVir. A seasoned and established leader in the Pharmaceutical and Biotech Sectors, Dr. Matkovits has led Global Drug Development Teams bringing to market a number of approved medicines to several global markets. Dr. Matkovits earned her Ph.D. in Biochemistry and Molecular Biology from the University of Medicine and Dentistry of NJ. She currently serves on the board of BioSurplus, Inc.

John P. Brancaccio, a retired CPA, has served as a director of our Company since May 15, 2013 and as a director of Synergy Pharmaceuticals, Inc. since July 2008. Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies from 2004 until 2017. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) as well as a director of Trovagene, Inc. and Rasna Therapeutics, Inc., a biotechnology company. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our Company.

Dr. Timothy Block has served as a director of our Company since November 26, 2013. Dr. Block is Professor of Microbiology and Immunology, Drexel University College of Medicine and Director of its Drexel Institute for Biotechnology and Virology Research, and is also the Co-founder and President of the Hepatitis B Foundation (HBF) and its Baruch S. Blumberg Institute (formerly called the Institute for Hepatitis and Virus Research). Dr. Block is also President and CEO of the Pennsylvania Biotechnology Center. Dr. Block has been a member of medical school faculties as a professional researcher for more than 28 years, publishing more than 180 papers, 12 U.S. patents, and since 2006, has led or “co-led” more than $50 million in research funding. Honors include an honorary Medical Doctorate (Bulgarian Academy of Medicine); the Lifetime Achievement Award from the Centrals Bucks Chamber of Commerce; named one of the regions 100 Most Outstanding People of the Century by the Daily Intelligencer; Distinguished Service Recognition from the National Cancer Institute’s Early Detection Research Network; and a Special Citation from the U.S. House of Representatives in recognition of “outstanding achievements.” Dr. Block has given frequent testimony to the U.S. Congress and State legislatures; has served on U.S. FDA and numerous NIH panels as well as commercial boards including the Bristol Myers Squibb Entecavir Advisory Board. In 2009, Dr. Block was named an elected Fellow of the American Association for the Advancement of Science (AAAS). Dr. Block’s experience and expertise in the medical field with respect to Hepatitis B qualifies him to serve as a director of our Company.

Arnold Lippa, Ph.D. has served as a director of our company since December 3, 2015. Dr. Lippa has been Executive Chairman of the Board of RespireRx Pharmaceuticals Inc., since March 2013, and was appointed Chief Scientific Officer in August 2015. Previously, he served as Chief Executive Officer and President. He is also Chairman of the Board of Xintria Pharmaceutical Corporation, which he co-founded in 2006. Dr. Lippa is a Managing Member and founder of T Morgen Capital LLC, which is an investment and management company specializing in the creation and management of biomedical companies. Since 2005, T Morgen Capital has been a significant equity owner and a managing member of Aurora Capital LLC, a life science focused FINRA member firm, where Dr. Lippa represents T Morgen Capital as a Manager. In 2004, Dr. Lippa co-founded and currently is representing T Morgen Capital, a Managing Member, as a Manager of Atypical BioCapital Management LLC and Atypical BioVentures Fund LLC, a life science fund management company and fund, respectively, both of which are affiliates of Aurora Capital. Dr. Lippa was a founder of DOV Pharmaceutical, Inc., and served as Chairman of the Board and Chief Executive Officer from its inception in April 1995 until 2005. Prior to DOV, Dr. Lippa co-founded and co-managed a number of life sciences companies, including Praxis Pharmaceuticals, Inc., which he co-founded and took public in 1985, serving as President and Chief Operating Officer from 1984 until 1987. Dr. Lippa’s experience as a biotechnology company executive and a financier qualifies him to be a director of our Company.

Thomas Adams, Ph.D. has served as a director of our Company since September 2016. Dr. Adams has been Chairman of the Board of Trovagene, Inc., a precision medicine company, since April 2009. Dr. Adams has served as the Chairman of Clearbridge BioPhotonics, Inc., an imaging solutions company, since April 2013. From June 2005 through 2011, Dr. Adams served as a director of IRIS International, Inc., a diagnostics company, and has served as Chief Technology Officer of IRIS since April 2006. Dr. Adams was the Head of Iris Molecular Diagnostics from 2006 until November 2012 and has served as the President of Iris Personalized Medicine since 2011. In November 2012, IRIS was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive

Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Dr. Adams has served as a director of Synergy Pharmaceuticals Inc., a biotechnology company, since July 2009. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. The Board believes that Dr. Adams’ executive leadership, particularly in the diagnostic field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our Company.

Tamar Howson has served as a director of the Company since December 2016. Since September 2011, Ms. Howson has served as Principal of Howson Associates and from January 2009 until December 2011 she served as Senior Advisor of JSB-Partners. From April 2007 until October 2008, Ms. Howson served as Senior Vice President of Corporate Development at Lexicon Pharmaceuticals and from December 2001 until February 2007 she served as Senior Vice President of Corporate and Business Development at Bristol-Myers Squibb Company. From April 1991 until June 2000, Ms. Howson served as Senior Vice President of Corporate and Business Development at SmithKline Beecham. Ms. Howson earned a B.Sc. in Chemical Engineering from Technion in Haifa, Israel, an M.S. in Chemical Engineering from City College of New York, and an MBA in Finance, International Business and Marketing from Columbia University. The Company believes that Ms. Howson’s experience in corporate and business development qualifies her to serve as a director of our Company.

Directorships

Except as otherwise reported above, none of our directors held directorships in other reporting companies and registered investment companies at any time during the past five years.

Family Relationships

There are no family relationships among our directors and executive officers. There is no arrangement or understanding between or among our executive officers and directors pursuant to which any director or officer was or is to be selected as a director or officer.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•      the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•      convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•      subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•      found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

•      the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•      the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material proceedings to which any director of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in our long-term interest and our stockholders. The Board’s responsibilities include establishing broad corporate policies and reviewing our overall performance. The Board is not, however, involved in the operating details on a day-to-day basis.

Board of Directors Meetings

During the transition period ended December 31, 2017, our Board met 2 times, including telephonic meetings, the Audit Committee met 2 times, the Compensation Committee met 2 times and the Corporate Governance/Nominating Committee did not meet. All directors attended 100% of the aggregate number of meetings of the Board, all of the Audit Committee members attended 100% of the Audit Committee meetings and all of the Compensation Committee members attended 100% of the Compensation Committee meetings.

Information Regarding Board Committees

Our Board has established standing Audit, Compensation and Corporate Governance/Nominating Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. All committees operate under a written charter adopted by our Board, each of which is available on our Internet website at www.contravir.com under “Corporate Governance.”

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

The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, Arnold Lippa and Thomas Adams. We believe that each of Mr. Brancaccio, Dr. Lippa and Dr. Adams is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Brancaccio is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The charter is available on our website at www.contravir.com.

Compensation Committee

The Compensation Committee has responsibility for assisting the board of directors in, among other things, (i) evaluating and making recommendations regarding the compensation of the executive officers and directors of our company, (ii) assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, (iii) producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, (iv) periodically evaluating the terms and administration of our incentive plans and benefit programs and (v) monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

The Compensation Committee currently consists of Arnold Lippa, chairman of the Compensation Committee, John Brancaccio, Tamar Howson, and Thomas Adams. We believe that all of the members are “independent” under the current listing standards of NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at www.contravir.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee was, during the transition period ended December 31, 2017, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the board of directors in, among other things, (i) effecting board organization, membership and function including identifying qualified board nominees, (ii) effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates, (iii) establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers, (iv) development and evaluation of criteria for board membership such as overall qualifications, term limits, age limits and independence and (v) oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the board of directors based on the criteria, skills and qualifications that have been recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded board of directors.

The Corporate Governance/Nominating Committee currently consists of Timothy Block, chairman of the Corporate Governance/Nominating Committee, Arnold Lippa, Tamar Howson, and John Brancaccio. We believe that all of the members are “independent” under the current listing standards of NASDAQ. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at www.contravir.com.

Communications with our Board of Directors

Stockholders seeking to communicate with our Board should submit their written comments to our Chief Executive Officer, James Sapirstein, at ContraVir Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, NJ 08837. Mr. Sapirstein will forward such communications to each member of our Board; provided that, if in the opinion of Mr. Sapirstein it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

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

Based on a review of the copies of such forms received, we believe that during the transition period ended December 31, 2017, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11.         Executive Compensation.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the transition period ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016.

Name & Principal Position	Year	Salary	Bonus(1)(2)	Options granted(3)	Non-equity incentive plan compensation(1)(4)	Total
James Sapirstein, R.Ph.	December 2017	$240,000	$—	$—	$—	$240,000
Chief Executive Officer	June 2017	$410,000	$—	$610,995	$228,940	$1,249,935
	June 2016	$370,595	$51,042	$—	$175,000	$596,637
John Sullivan- Bolyai, M.D.	December 2017	$166,400	$—	$—	$—	$166,400
Former Chief Medical Officer (5)	June 2017	$332,800	$—	$102,904	$—	$453,704
	June 2016	$320,000	$—	$13,963	$—	$333,963
Theresa Matkovits, Ph.D.	December 2017	$153,414	$—	$11,769	$—	$165,183
Executive Vice President	June 2017	$275,000	$—	$—	$64,870	$339,870
	June 2016	$250,000	$—	$23,754	$—	$273,754

(1)   Bonus and non-equity incentive compensation amounts are for performance during the Transition period ending December 31, 2017, fiscal year 2017 and fiscal year 2016, as applicable, whether or not paid in the year the compensation was earned.

(2)   Represents cash incentive payments in excess of such named executive officer’s target bonus, paid at the discretion of our Board of Directors for performance in fiscal year 2016.

(3)   Our named executive officers will only realize compensation to the extent the fair market value of our common stock is greater than the exercise price of such stock options. The grant date fair value of option awards granted in 2017 is in accordance with ASC Topic 718, or ASC 718. For information regarding assumptions underlying the valuation of equity awards, see Note 10 of the Notes to Consolidated Financial Statements.

(4)   Represents cash incentive payments earned based upon the achievement of corporate objectives established by our Board of Directors for performance during the Transition period ending December 31, 2017, fiscal year 2017 and fiscal year 2016, as applicable .

(5)   Dr. Sullivan-Bolyai stepped down as Chief Medical Officer in December 2017.

Employment Agreements

On May 25, 2017, we entered into an Amended and Restated Executive Agreement (the “Sapirstein Agreement”) with James Sapirstein, our Chief Executive Officer. The term of the Sapirstein Agreement commenced on May 25, 2017 and will continue until May 25, 2020, following which time the Sapirstein Agreement will be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the Sapirstein Agreement. Pursuant to the Sapirstein Agreement, Mr. Sapirstein’s current base compensation is $480,000 per year. Mr. Sapirstein is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Mr. Sapirstein is also eligible to receive a realization bonus (the “Realization Bonus”) equal to $2,000,000 in either cash or registered common stock or a combination thereof as mutually agreed by Mr. Sapirstein and the Company, in the event that during the term of the Sapirstein Agreement, for a period of 90 consecutive trading days, the market price of the Company’s common stock is $4.00 or more and the value of the common stock daily trading volume is $900,000 or more.

If Mr. Sapirstein’s employment is terminated by us for cause or as a result of Mr. Sapirstein’s death or permanent disability, or if Mr. Sapirstein terminates his the Sapirstein Agreement voluntarily without Good Reason (as defined in the Sapirstein Agreement), Mr. Sapirstein will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid, (iii) any Realization Bonus earned and payable, but not yet paid, and (iv) all business expenses reasonably and necessarily incurred by Mr. Sapirstein prior to the date of termination. If Mr. Sapirstein’s employment is terminated by us without cause or by Mr. Sapirstein for Good Reason, Mr. Sapirstein will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Sapirstein of his employment voluntarily without Good Reason, in addition to (provided that Mr. Sapirstein executes a written release with respect to certain matters) a severance payment equal to his base compensation for 18 months from the date of termination and reimburse Mr. Sapirstein’s payment of COBRA premiums for 18 months from the date of termination. In addition, if Mr. Sapirstein’s employment is terminated: (a) by us without cause within 6 months prior to a change of control (as defined in the Sapirstein Agreement) that was pending during such 6 month period, (b) by Mr. Sapirstein for Good Reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Mr. Sapirstein would be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Sapirstein voluntarily without Good Reason, provided, if Mr. Sapirstein executes a written release with respect to certain matters, he will be entitled to a severance payment equal to his base compensation for 18 months from the date of termination and reimbursement of his payment of COBRA premiums for 18 months from the date of termination. In addition, all of Mr. Sapirstein’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

On January 13, 2015, we entered into an executive agreement with John Sullivan-Bolyai, M.D., MPH, effective January 19, 2015, under which he served as Chief Medical Officer of the Company until December 2017. Pursuant to the terms of his employment agreement, Dr. Sullivan-Bolyai received an annual salary of $320,000. He also received 135,000 options with an exercise price of $2.56 which vest over three years. He was eligible to receive a cash bonus of up to 25% of his base salary upon achievement of performance milestones.

On June 1, 2015, we entered into an executive agreement with Theresa Matkovits Ph.D. effective June 1, 2015, under which Dr. Matkovits serves as Executive Vice President — Drug Development of the Company. Pursuant to the terms of her employment agreement, Dr. Matkovits receives an annual salary of $275,000. She is eligible to receive a cash bonus of up to 28% of her base salary upon achievement of performance milestones. If Dr. Matkovits employment is terminated without cause or for good reason (as defined in his employment agreement), she will be entitled to receive a severance payment equal to base salary for six months from date of termination in addition to any earned but unpaid salary and bonus.

Outstanding Equity Awards as of December 31, 2017

	Number of Securities
	Underlying Unexercised		Option	Option
	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
James Sapirstein,	750,000	250,000	2.31	3/19/2024
Chief Executive Officer	333,333	166,667	1.50	12/3/2024
	100,000	50,000	3.60	6/4/2025
	166,667	333,333	0.99	6/13/2026
	—	313,898	1.43	3/3/2027
	—	313,898	1.48	3/6/2027

John Sullivan-Bolyai,	90,000	45,000	2.56	1/19/2025
Former Chief Medical Officer	6,667	13,333	0.99	6/13/2026
	—	135,790	1.10	8/26/2026

Theresa Matkovits,	33,333	16,667	3.83	5/26/2025
Executive Vice President	3,333	6,667	0.95	2/1/2026
	8,333	16,667	0.99	6/13/2026
	—	50,000	0.37	12/19/2027

Director Compensation

During the transition period ended December 31, 2017, our non-employee directors received the following compensation for their services on the Board and its committees:

Name	Cash Fees	Option Awards(1)	Total
Gary S. Jacob(2)	$19,000	$—	$19,000
John P. Brancaccio(3)	29,500	—	29,500
Arnold Lippa(4)	27,750	—	27,750
Timothy Block(5)	22,000	—	22,000
Tamar Howson(6)	24,000	—	24,000
Thomas Adams(7)	25,250	—	25,250

As of December 31, 2017, we have recorded a liability of approximately $59,975 related to director fees, of which $14,750 was paid in January 2018 and $45,225 was paid in March of 2018.

(1)   No options grants were issued during the transition period ended December 31, 2017.

(2)   As of December 31, 2017, Dr. Jacob held 1,015,000 option awards of which 1,015,000 are exercisable.

(3)   As of December 31, 2017, Mr. Brancaccio held 200,656 option awards of which 200,656 are exercisable.

(4)   As of December 31, 2017, Dr. Lippa held 77,500 option awards of which 62,500 grants are exercisable.

(5)   As of December 31, 2017, Dr. Block held 169,688 option awards of which 129,688 are exercisable.

(6)   As of December 31, 2017, Ms. Howson held 80,000 option awards of which 15,000 are exercisable.

(7)   As of December 31, 2017, Dr. Adams held 45,000 option awards of which 15,000 are exercisable.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 16, 2018 by:

•      our named executive officers;

•      each of our directors;

•      all of our current directors and executive officers as a group; and

•      each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 16, 2018, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 84,951,212 shares of common stock outstanding on March 16, 2018.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o ContraVir Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, New Jersey 08837.

Beneficial Owner	Number of Shares Beneficially Owned	Shares of common stock issuable upon exercise of stock options	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
James Sapirstein	492,819	1,959,266	2.8
Theresa Matkovits	58,188	48,333	*
John Cavan	167,947	56,229	*
Robert Foster	144,736	25,000	*
Gary S. Jacob	32,935	1,015,000	1.2
John Brancaccio	2,015	200,656	*
Timothy Block	—	169,688	*
Arnold Lippa	—	62,500	*
Thomas Adams	—	15,000	*
Tamar Howson	—	26,667	*
All current executive officers and directors as a group (10 persons)	898,640	3,578,339	5.1
5% or Greater Stockholders
Gabriele M. Cerrone (1)	5,183,579	280,000	6.4

(1)   Pursuant to a Schedule 13d filed on February 23, 2018, Mr. Cerrone owns 78,146 shares of common stock and vested options exercisable for 280,000 shares of common stock and Panetta Partners, Ltd owns 5,105,433 shares of common stock. Mr. Cerrone is a member of the board of directors of Panetta Partners, Ltd. and in such capacity holds voting and dispositive control over securities held by Panetta.

*Represents beneficial ownership of less than 1%.

Item 13.                            Certain Relationships, Related Person Transactions and Director Independence.

Master Services Agreement

We are a party to a Master Services Agreement dated June 19, 2014 with Clinical Supplies Management, Inc., or CSM, pursuant to which CSM provides us with pharmaceutical and clinical supply management services in support of our clinical research programs. James Sapirstein, the CEO of ContraVir, was a director of CSM, which is a private company, until October 15, 2016. For the transition period ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016, we paid CSM approximately $109,000, $481,000 and $550,000, respectively.

Consulting Agreements

On June 1, 2016, we entered into a consulting agreement with Gabriele Cerrone, a principal stockholder of the Company, pursuant to which we pay Mr. Cerrone $120,000 per year. The term of the consulting agreement is from June 1, 2016 to June 1, 2019. In addition, Mr. Cerrone was granted options to purchase 360,000 shares of common stock with an exercise price equal to $0.94 which options vest at the rate of 10,000 per month over 3 years. For the transition period ended December 31, 2017 and the fiscal years ended June 30, 2017 and June 30, 2016 we paid Mr. Cerrone $60,000, $120,000 and $10,000, respectively.

Effective January 1, 2018, we entered into a consulting agreement with John Sullivan-Bolyai, M.D., our former Chief Medical Officer, for a term of one year, pursuant to which he will, among other things, serve as a medical monitor to us, coordinate and participate in scientific advisory board meetings and participate in strategic discussions with management. Dr. Sullivan-Bolyai will be paid a fee of $16,667 per month for his services.

Sponsored Research Agreement

On May 29, 2015, we entered into a Sponsored Research Agreement with Baruch S. Blumberg Institute, or Blumberg Institute, pursuant to which we are sponsoring research by investigators affiliated with the Blumberg Institute with respect to CMX157. Dr. Timothy Block, a director of our Company, is President of the Blumberg Institute. For the transition period ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016, we paid the Blumberg Institute approximately $50,000, $75,000 and $127,500, respectively.

Item 14.                            Principal Accountant Fees and Services.

Independent Registered Public Accountants’ Fees

Audit Fees

The aggregate fees billed and unbilled for the transition period ended December 31, 2017 and the fiscal years ended June 30, 2017 and 2016 for professional services rendered by our principal accountants for the audits of our annual financial statements on Form 10-K, the review of our financial statements included in our quarterly reports on Form 10-Q, services associated with other SEC filings, and consents were approximately, $105,000, $298,800 and $334,000, respectively.

Tax and Other Fees

There was approximately $31,000 billed for the transition period ended December 31, 2017, $21,400 billed for the fiscal year ended June 30, 2017 and $12,000 billed for the fiscal year ended June 30, 2016 for professional services rendered by our principal accountants for tax compliance. There were no other fees billed for the years ended June 30, 2017 or 2016.

Audit Committee’s Pre-Approval Policies and Procedures

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)                  Financial Statements

Reference is made to the Index to Consolidated Financial Statements of ContraVir Pharmaceuticals, Inc. appearing on page 55 of this report.

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

10.8	2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference).*
10.9

Executive Agreement, dated June 10, 2016, between ContraVir Pharmaceuticals, Inc. and Dr. Robert Foster (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2016 and incorporated herein by reference.)*

14.1	Code of Business Conduct and Ethics
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Transition Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 23, 2018

CONTRAVIR PHARMACEUTICALS, INC.

By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
Chief Executive Officer and Director (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, James Sapirstein, and John Cavan, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Transition Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES SAPIRSTEIN	Chief Executive Officer and Director	March 23, 2018
James Sapirstein	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer	March 23, 2018
John Cavan	(Principal Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	March 23, 2018
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	March 23, 2018
John Brancaccio

/s/ ARNOLD LIPPA	Director	March 23, 2018
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	March 23, 2018
Timothy Block

/s/ THOMAS ADAMS	Director	March 23, 2018
Thomas Adams

/s/ TAMAR HOWSON	Director	March 23, 2018
Tamar Howson