Form 10-Q
period 2018-03-31
ContraVir Pharmaceuticals, Inc.
filed 2018-05-15
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-36856

CONTRAVIR PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

The number of the registrant’s shares of common stock outstanding was 85,451,346 as of May 15, 2018.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the six month transition period ended December 31, 2017 contained in the Company’s Annual Report on Form 10-KT (“Form 10-KT”) filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,997,803	$5,954,017
Prepaid expenses	151,444	108,075
Total Current Assets	4,149,247	6,062,092
Property and equipment, net	46,357	56,595
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	139,794	73,289
Total Assets	$9,396,322	$11,252,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,731,733	$1,556,883
Accrued expenses	831,344	1,046,698
Total Current Liabilities	2,563,077	2,603,581
Contingent consideration	3,140,000	3,380,000
Deferred tax liability	360,700	896,700
Deferred rent liability	6,492	—
Derivative financial instruments, at estimated fair value-warrants	274,339	669,462
Total Liabilities	6,344,608	7,549,743
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, and 104,013 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,040,128	1,040,128
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, 84,951,212 and 78,339,975 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	8,494	7,828
Additional paid-in capital	71,708,217	69,669,838
Accumulated deficit	(69,705,125)	(67,014,637)
Total Stockholders’ Equity	3,051,714	3,703,157
Total Liabilities and Stockholders’ Equity	$9,396,322	$11,252,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues	$—	$—
Costs and Expenses:
Research and development	2,260,704	2,944,652
General and administrative	1,600,907	1,963,527
Total operating expenses	3,861,611	4,908,179

Loss from Operations	(3,861,611)	(4,908,179)

Other income (expense)
Change in fair value of derivative instruments-warrants and contingent consideration	635,123	(2,710,447)
Total other income (expense)	635,123	(2,710,447)

Loss before income taxes	(3,226,488)	(7,618,626)
Income tax benefit	536,000	—
Net loss	$(2,690,488)	$(7,618,626)

Weighted Average Common Shares Outstanding
Basic and Diluted	80,992,895	63,301,676
Net Loss per Common Share
Basic and Diluted	$(0.03)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock,
	Series A		Common Stock,
	$0.0001 par value		$0.0001 par value		Additional		Total
				Par	Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance January 1, 2018	104,013	$1,040,128	78,339,975	$7,828	$69,669,838	$(67,014,637)	$3,703,157
Issuance of common stock, net	—	—	6,611,237	666	1,820,992	—	1,821,658
Stock based compensation expense	—	—	—	—	217,387	—	217,387
Net loss	—	—	—	—	—	(2,690,488)	(2,690,488)
Balance March 31, 2018	104,013	$1,040,128	84,951,212	$8,494	$71,708,217	$(69,705,125)	3,051,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net loss	$(2,690,488)	$(7,618,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	217,387	554,472
Change in fair value of derivative instrument-warrants	(395,123)	1,540,447
Change in fair value of contingent consideration	(240,000)	1,165,000
Deferred tax liability adjustment	(536,000)	—
Depreciation and amortization expense	4,864	8,353
Loss on sale of fixed asset	4,474	—
Changes in operating assets and liabilities:
Accounts payable and accrued expense	146,015	(750,523)
Deferred rent liability	6,492	—
Prepaid expenses and other assets	(109,874)	(114,447)
Net Cash used in Operating Activities	(3,592,253)	(5,215,324)
Cash Flows From Investing Activities:
Proceeds from sale of fixed asset	900	—
Net Cash used in Investing Activities	900	—
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	1,635,139	711,970
Proceeds from the exercise of warrants	—	85,000
Proceeds from the exercise of stock options	—	4,098
Issuance of common stock via stock option exercise	—	—
Net Cash provided by Financing Activities	1,635,139	801,068
Net decrease in cash	(1,956,214)	(4,414,256)
Cash at beginning of period	5,954,017	10,551,721
Cash at end of period	$3,997,803	$6,137,465
Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$186,519	$—
Conversion of Series A convertible preferred stock	$—	$190,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development and commercialization of targeted antiviral therapies with a specific focus on developing a potentially curative therapy for hepatitis B virus (HBV). The Company is developing two novel anti-HBV compounds with complementary mechanisms of action. The Company’s lead compound, TXL™, is currently in Phase 2b development and is designed to deliver high intrahepatic concentrations of TFV, while minimizing off-target effects caused by high levels of circulating TFV. CRV431, the Company’s compound for HBV, is a next-generation cyclophilin inhibitor with a unique structure that increases its potency and selective index against TXL™.

2. Basis of Presentation and Going Concern

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The consolidated balance sheet as of March 31, 2018 was derived from the audited annual consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-KT (“Form 10-KT”) filed with the SEC on March 23, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and Ciclofilin Pharmaceuticals Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception.  These factors raise substantial doubt about the Company’s ability to continue as going concern for a period of 12 months from the release of the accompanying consolidated financial statements.  The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. As of March 31, 2018, the Company had $4.0 million in cash. Net cash used in operating activities was $3.6 million for the three months ended March 31, 2018. Net loss for the three months ended March 31, 2018 was $2.7 million. As of March 31, 2018, the Company had working capital of $1.6 million. The Company has historically funded its operations through issuances of common and preferred stock.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-KT filed with the SEC on March 23, 2018. Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

Cash

As of March 31, 2018 and December 31, 2017, the amount of cash was approximately $4.0 million and $6.0 million, respectively, consisting primarily of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

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

Financial instruments consist of cash and accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which were marked to market at the end of each reporting period. See Note 5 for additional information of the fair value of the derivative liabilities. The Company recorded contingent consideration in its 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 6 for additional information on the fair value of the contingent consideration.

Derivative financial instruments

The Company has issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the statements of operations under the caption “Change in fair value of derivative financial instruments—warrants.” See Note 5 for additional information.

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings and deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2018 and December 31, 2017, the fair value of such warrants was $0.3 million and $0.7 million, respectively, which the Company classified as a long term derivative liability on the Company’s balance sheets.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill as of March 31, 2018, or the fiscal year ended December 31, 2017.

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

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the Company’s programs, the Company could incur significant charges in the period in which the impairment occurs. There was no impairment of IPR&D as of March 31, 2018 or the fiscal year ended December 31, 2017.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2018 and December 31, 2017, the Company had prepaid research and development costs of $32,319 and $32,903.

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

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to ContraVir’s accumulated deficit position, no excess tax benefits have been recognized. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 4) which states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU with no significant impact on its consolidated financial statements.

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

In May of 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU with no significant impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company adopted this ASU with no significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU with no significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of consolidated financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May 2016 and September 2017, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU with no significant impact on its consolidated financial statements.

5. Stockholder’s Equity and Derivative Liability - Warrants

Preferred stock, Common Stock and Warrant Offering

During the period from August 5, 2016 to September 29, 2016, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.1 million shares of Series A Convertible Preferred stock into approximately 22.2 million shares of the Company’s common stock. In addition, in September 2016, the holder of the Company’s Series B Convertible Preferred stock elected to convert the outstanding 120,000 shares of Series B Convertible Preferred stock into approximately 1.1 million shares of the Company’s common stock

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 5,000,000 shares of common stock and warrants to purchase up to 3,000,000 shares of common stock, at a fixed combined price to the public of $3.00 under the Company’s current shelf registration statement on Form S-3, which expired on March 16, 2018. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $4.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31,2017
Price of ContraVir common stock	$0.24	$0.36
Expected warrant term (years)	2.53 years	2.78 years
Risk-free interest rate	2.48%	2.09%
Expected volatility	68%	67%
Dividend yield	—	—

On April 4, 2016, the Company closed on a public offering of 4,929,578 shares of its common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 under the Company’s current shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4.2 million.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31,2017
Price of ContraVir common stock	$0.24	$0.36
Expected warrant term (years)	3.01 years	3.26 years
Risk-free interest rate	2.48%	2.09%
Expected volatility	68%	67%
Dividend yield	—	—

On April 25, 2017, the Company closed on a public offering of 12,000,000 shares of its common stock and warrants to purchase up to 6,000,000 shares of common stock, at a fixed combined price to the public of $1.00 under the Company’s current shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $1.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $12.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $7.5 million.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Price of ContraVir common stock	$0.24	$0.36
Expected warrant term (years)	4.07 years	4.31 years
Risk-free interest rate	2.48%	2.09%
Expected volatility	68%	68%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the three months ended March 31, 2018:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2017	Balance of derivative financial instruments liability	11,414,789	$669,462
	Change in fair value of warrants for the three months ended March 31, 2018	—	(395,123)
March 31, 2018	Balance of derivative financial instruments liability	11,414,789	$274,339

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

During the three months ended March 31, 2018 and 2017, the Company sold 6.1 and 0.5 million shares, respectively of the Company’s common stock resulting in proceeds, net of issuance costs, of $1.6 and $0.8 million, respectively under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, respectively.

6. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2018 and December 31, 2017.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2018
Derivative liabilities related to warrants	$(274,339)	$—	$—	$(274,339)
Contingent consideration	$(3,140,000)	$—	$—	$(3,140,000)
As of December 31, 2017
Derivative liabilities related to warrants	$(669,462)	$—	$—	$(669,462)
Contingent consideration	$(3,380,000)	$—	$—	$(3,380,000)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities-warrants in the Company’s statement of operations. See Note 5 for a rollfoward of the derivative liability for the three months ended March 31, 2018. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

As discussed in Note 3, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. As of March 31, 2018 the Company has determined that it is not yet able to determine the amount that will be due in the next twelve months due to the uncertainty in the timing of the clinical development of the associated product candidate; therefore, the entire balance is classified as a non-current liability. The following table presents the change in fair value of the contingent consideration as of March 31, 2018.

Acquisition- related Contingent Consideration
Liabilities
Balance at December 31, 2017	$3,380,000
Change in fair value recorded in earnings	(240,000)
Balance at March 31, 2018	$3,140,000

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	March 31, 2018	December 31, 2017
IPR&D asset:
CRV431	$3,190,000	$3,190,000

No impairment losses were recorded on IPR&D during the three months ended March 31, 2018.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at January 1, 2018	$1,870,924
Changes during the three months ended March 31, 2018	—
Goodwill balance at March 31, 2018	$1,870,924

No impairment losses were recorded on goodwill during the three months ended March 31, 2018.

8. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	March 31, 2018	December 31, 2017
Payroll and related costs	$308,980	$539,063
Research and development	280,058	322,842
Legal fees	141,899	81,550
Accounting fees	69,211	40,842
Professional fees	23,267	35,092
Other	7,929	27,309
Total accrued expenses	$831,344	$1,046,698

9. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 7,700,000 shares of common stock issuable pursuant to the Plan. As of March 31, 2018, the Company had 3,878,814 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its consolidated statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. The following table presents the stock based compensation expense for the periods indicated:

	Three months ended March 31, 2018	Three months ended March 31, 2017
General and administrative	$187,656	$328,549
Research and development	29,731	225,923
Total stock-based compensation expense	$217,387	$554,472

A summary of stock option activity and of changes in stock options outstanding under the Plan for the three months ended March 31, 2018 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2018	6,821,186	$0.11—$4.38	$1.48	$47,667	7.00

Balance outstanding, March 31, 2018	6,821,186	$0.11 - $4.38	$1.49	$23,833	6.77
Vested awards and those expected to vest at March 31, 2018	6,726,201	$0.11 - $4.38	$1.48	$23,833	6.76
Vested and exercisable at March 31, 2018	4,714,754	$0.11 - $4.38	$1.51	$23,833	6.77

The weighted-average grant-date fair value per share of options granted to employees during the three months ended March 31, 2018 and 2017 was $0.00 and $0.89 per share, respectively. The total value of the shares vested during the three months ended March 31, 2018 was $0.6 million. Included within the above table are $1.3 million non-employee options outstanding as of March 31, 2018, of which $0.4 million are unvested as of March 31, 2018 and there subject to remeasurment. The remeasurement impact for the three months ended March 31, 2018 was negative due to the decreases in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2018, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $0.9 million to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

The following assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the three months ended March 31, 2017. There were no option awards granted to employees during the three months ended March 31, 2018.

Three months ended March 31, 2017
Stock price	$1.32
Risk-free interest rate	1.79%
Dividend yield	—
Expected volatility	76.03%
Expected term (in years)	5.86 years

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

Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the year ended June 30, 2017 and the transition period ended December 31, 2017. There were no forfeitures for the three months ended March 31, 2018. The Company will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

	Three months ended
Basic net (loss) income per common share	March 31, 2018	March 31, 2017
Numerator:

Net loss	$(2,690,488)	$(7,618,626)
Preferred stock deemed dividend	—	—
Net loss attributable to common shareholders	(2,690,488)	$(7,618,626)
Denominator:
Weighted average common shares outstanding	80,992,895	63,301,676
Net loss per share of common stock—basic and diluted	$(0.03)	$(0.12)

The following outstanding securities at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Common shares issuable upon conversion of Series A preferred stock	2,166,934	2,166,934
Stock options	6,821,186	6,381,186
Warrants	11,414,789	5,414,789
Total	20,402,909	13,962,909

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

License Agreement with University College Cardiff Consultants Limited (“Cardiff”)

On June 10, 2013, the Company and Synergy Pharmaceuticals, Inc. the former parent of the Company, entered into a Contribution Agreement, as amended and restated on August 5, 2013, or the Contribution Agreement, to transfer to the Company the VALNIVUDINE assets, in exchange for the issuance to Synergy of 9,000,000 shares of the Company’s common stock representing 100% of the outstanding shares of the Company’s common stock as of immediately following such issuance. Pursuant to the Contribution Agreement, Synergy transferred ownership of all intellectual property rights acquired from Bristol-Myers Squibb (“BMS”) including all historical research, clinical study protocols, data, results and patents related to the VALNIVUDINE assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the asset purchase agreement, dated August 17, 2012, by and between Synergy and BMS, or the BMS Agreement.

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

The terms of the BMS Agreement provided for an initial base payment of $1.0 million, subsequent milestone payments of $3.0 million and $6.0 million, respectively, covering (i) marketing (FDA) approval and (ii) on achieving the milestone of aggregate net sales equal to or greater than $125.0 million, as well as a single digit royalty based on net sales. The total aggregate amount of milestone payments that could be payable to BMS under the BMS Agreement is equal to $9 million. The duration of any milestone payment obligation owed to BMS shall continue until the earliest of (i) payment, in full, of all milestone payments as required under the BMS Agreement, (ii) the Company’s determination using commercially reasonable standards consistent with the exercise of prudent scientific and business judgment and consistent with those standards used by us for its other therapeutic products at a similar stage of development and with similar commercial potential, to terminate the development of the VALNIVUDINE assets, and (iii) the tenth (10th) anniversary of the date of the BMS Agreement, The duration of any royalty payment obligation to BMS shall commence on the date of the first commercial sale of the VALNIVUDINE assets in a country until the expiration of any claim of an issued and unexpired patent which has not been held permanently revoked, unenforceable or invalid by a decision of a court or other governmental agency of competent jurisdiction of any of the Company’s patents or any other patent covering the use or sale of the VALNIVUDINE assets in such country. The transactions contemplated by the BMS Agreement closed on August 17, 2012 and neither party can terminate the remaining obligations owed under the BMS Agreement. No milestone payments have been made under this agreement. As of March 31, 2018, no amounts had been accrued related to the remaining milestone payments BMS is eligible to receive.

12. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL™. The Company incurred expenses related to the agreement of approximately $25,000 and $25,000 for the three months ended March 31, 2018 and 2017, respectively.

On June 1, 2016, the Company entered into a consulting agreement with Gabriele Cerrone, one of the Company’s principal stockholders. The agreement is for a term beginning on June 1, 2016 and expires on June 1, 2019. Pursuant to the consulting agreement Mr. Cerrone is paid $10,000 per month. Either party may terminate the agreement at any time upon 30 days prior written notice. On June 16, 2016, Mr Ceronne was issued 360,000 stock options vested in 10,000 increments on a monthly basis over 3 years.

13. Income Taxes

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The key impacts of the Tax Act on the Company’s consolidated financial statements were the re-measurement of deferred tax balances to the new corporate tax rate. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $373,000 recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit at that time. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. In connection with the preparation of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, the Company identified an error related to an additional reduction that should have been recorded to the valuation allowance in the approximate amount of $536,000 to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed.  This error was determined to be immaterial and was corrected as an out of period adjustment recorded in the quarter ended March 31, 2018.

14. Subsequent Event

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P.  (“IRT”), pursuant to which the Company issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to the Company. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance also includes $25,000 to cover IRT’s transaction expenses. The Company will use the proceeds for the continued development of its TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000.  Payments of each redemption amount may be made in cash or shares of Company common stock at Company’s election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if the Company’s common stock is trading below $0.20 per share, the redemption(s) must be in cash.  Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $0.20.   The Company also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of the Company’s assets, except for intellectual property.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-KT (“Form 10-KT”) as of and for the year ended December 31, 2017 filed with the United States Securities and Exchange Commission (“SEC”) on March 23, 2018. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

TXL™

TXL™ is a novel lipid acyclic nucleoside phosphonate that is designed to deliver high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL™’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for side effects. We have completed Phase 1 and Phase 2 clinical trials in healthy volunteers and HBV patients, demonstrating an efficacious agent with favorable safety and tolerability profile. We are continuing the development of TXL™ for the treatment of chronic Hepatitis B (HBV) infection.

We licensed TXL™ from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at the (time of the deal). We intend to develop TXL™ for the treatment of chronic HBV infection. A recently issued composition of matter patent for TXL™ provides intellectual property protection to at least 2031.

We completed a Phase 1b safety and pharmacokinetic study in 2016. Data from the Phase 1b study demonstrate that TXL™ was safe and well tolerated by healthy volunteers in all dosing groups. We also completed a Phase 2a multiple ascending dose proof of concept clinical trial. The study enrolled 62 treatment-naïve patients with chronic HBV infection and compared TXL™ to the standard dose of TDF. Data from the Phase 2a study demonstrated that TXL™ was safe and well tolerated by patients with chronic HBV infection in all dosing groups.

The data in the phase 2a study demonstrated that doses of TXL™ from 50-mg to 100-mg resulted in comparable mean HBV viral load reductions to the 300-mg dose of TDF after 28 days of treatment. The data demonstrated that TXL™ at all doses tested, resulted in substantially lower systemic circulating levels of tenofovir in the blood compared to levels observed after dosing with TDF. These results demonstrate the potential for TXL™ to reduce the risk of bone- and kidney-related toxicities associated with TDF.

We submitted an Investigational New Drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017. We conducted a safety study in patients with severe renal impairment during the fourth quarter of 2017. The study comprised 16 subjects including 8 healthy subjects with normal kidney function and 8 subjects with severely impaired kidney function. Results from the study confirmed that TXL™ was safe and well tolerated in both patient groups. Importantly, the data showed that the blood concentrations of tenofovir (TFV) in severely renally-impaired subjects receiving 50 mg of TXL™ were similar to the TFV exposure levels observed after dosing of Viread® 300 mg. These findings indicate that dosing strength adjustments of TXL™ is not warranted in patients with compromised renal function. Data from the study provided further support on the strong safety profile of TXL™ in patients with comorbidities. Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

The decision to develop TXL™ for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though TXL™ is more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. Our strategy is to develop TXL™ as the backbone therapy in future HBV combination therapies.

On February 12, 2018, we received agreement from the FDA allowing us to utilize the 505(b)(2) regulatory pathway to streamline the development and registration of TXL™ B. The 505(b)(2) regulatory pathway allows us to rely upon FDA’s previous findings of safety and efficacy of an approved and marketed product to supplement its own safety and efficacy data, and may be considered in the review by the FDA of a future New Drug Application (NDA). On January 8, 2018, we met with the FDA’s Division of Antiviral Products at the Center for Drug Evaluation and Research, to review and discuss the data generated for TXL™ to date, as well as the data package that would be required for the filing of an NDA and successful registration of TXL ™ in the US leveraging the 505(b)2 regulatory pathway. On February 7, 2018, we received final written minutes from the FDA summarizing the outcome of the meeting and feedback received. On February 22, 2018, the FDA granted Orphan Drug Designation to TXL™ for the treatment of chronic hepatitis B infection in a pediatric patient population (0 to 11 years old).

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

On May 10, 2018, we submitted an IND to the FDA to support initiation of our CRV431 HBV clinical development program in the United States. Our clinical program for CRV431 is expected to commence in the second half of 2018.

FINANCIAL OPERATIONS OVERVIEW

As of March 31, 2018, our accumulated deficit is approximately $69.7 million. From inception through March 31, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of consolidated financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-KT (“Form 10-KT”) as of and for year ended December 31, 2017, filed with the SEC on March 23, 2018. There have been no changes to our critical accounting policies since December 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2018.

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

In May of 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU with no significant impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. The Company is required to adopt the guidance for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. The Company adopted this ASU with no significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU with no significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires an entity to disclose sufficient information to enable users of consolidated financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about:

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May 2016 and September 2017, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017. The Company adopted this ASU with no significant impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2018 and 2017

	Three months ended
	March 31, 2018	March 31, 2017	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,260,704	2,944,652	(683,948)
General and administrative	1,600,907	1,963,527	(367,094)
Loss from operations	(3,861,611)	(4,908,179)	(1,051,042)

Other income (expense)
Change in fair value of derivative instruments-warrants and contingent consideration	635,123	(2,710,447)	3,345,570
Loss before income taxes	(3,226,488)	(7,618,626)	4,392,138

Income tax benefit	536,000	—	536,000
Net loss	$(2,690,488)	$(7,618,626)	$4,928,138

We had no revenues during the three months ended March 31, 2018 or 2017 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2018 and 2017 amounted to $2.3 million and $2.9 million, respectively. The approximate $0.7 million decrease was primarily comprised of a $0.6 million decrease in costs associated with the discontinuance of the Valnivudine clinical program, $0.2 million of lower stock compensation, a $0.1 million decrease in payroll and related expenses and a $0.1 million decrease in costs associated with clinical trial-associated manufacturing activities  partially offset by an $0.3 million increase in preclinical costs associated with CRV431.

General and administrative expenses for the three months ended March 31, 2018 and 2017 amounted to $1.6 million and $2.0 million, respectively. The decrease of $0.4 million is primarily due to a $0.2 million decrease related to patent costs and $0.2 million of lower stock based compensation.

The $3.3 million increase in the change in fair value of derivative instruments and contingent consideration liabilities for the three months ended March 31, 2017 compared to the three months ended March 31, 2018 was due primarily to a lower stock price used to mark to market our outstanding warrants and contingent consideration.

The $0.5 million increase in the Income Tax Benefit was due to the recently enacted Tax Reform legislation. On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The key impacts of the Tax Act on our consolidated financial statements were the re-measurement of deferred tax balances to the new corporate tax rate. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $0.4 million recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. In connection with the preparation of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, the Company identified an error related to an additional reduction that should have been recorded to the valuation allowance in the approximate amount of $0.5 million to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed.  This error was determined to be immaterial and was corrected as an out of period adjustment recorded in the quarter ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three months ended
	March 31, 2018	March 31, 2017
Net cash (used in) provided by:
Operating activities	$(3,592,253)	$(5,215,324)
Investing activities	900	—
Financing activities	1,635,139	801,068
Net decrease in cash	$(1,956,214)	$(4,414,256)

As of March 31, 2018, we had approximately $4.0 million in cash. Net cash used in operating activities was approximately $3.6 million for the three months ended March 31, 2018. As of March 31, 2018, we had a working capital of $1.6 million compared to working capital of $4.0 million as of March 31, 2017.

On April 25, 2017 we closed on a public offering of 12,000,000 shares of our common stock and warrants to purchase up to 6,000,000 shares of common stock, at a fixed combined price to the public of $1.00 under a shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are exercisable for a period of 5 years from the date of issuance at an exercise price of $1.25 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.9 million.

On April 4, 2016 we closed on a public offering of 4,929,578 shares of our common stock and warrants to purchase up to 2,464,789 shares of common stock, at a fixed combined price to the public of $1.42 million under a shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $1.70 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering. The gross proceeds to us were $7.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.7 million.

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

We are not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or us. We will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and have agreed to provide Cantor with customary indemnification and contribution rights. Our S-3 shelf registration statement expired on March 16, 2018

During the three months ended March 31, 2018 and 2017, we sold approximately 6.1 and 0.5 million shares of our common stock resulting in net proceeds of approximately $1.6 and $0.8 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent, respectively.

On May 8, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which we issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to us. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance also includes $25,000 to cover IRT’s transaction expenses. We plan to use the proceeds for the continued development of our TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000.  Payments of each redemption amount may be made in cash or shares of our common stock at our election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if our common stock is trading below $0.20 per share, the redemption(s) must be in cash.  Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $0.20.

We also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of our assets, except for intellectual property.

Operating and Capital Expenditure Requirements

As of March 31, 2018, we had an accumulated deficit of $69.7 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL™ and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited consolidated financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of common and preferred stock. Our independent registered public accounting firm has issued a report on our audited December 31, 2017 consolidated financial statements that included an explanatory paragraph referring to our recurring losses from operations; and expressing substantial doubt in our ability to continue as a going concern from one year after the our consolidated financial statements have been issued without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of March 31, 2018, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our financial close and reporting process that are more fully described in our Annual Report on Form 10-KT. As a result of these material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended March 31, 2018.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(a)                                 On May 8, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which we issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to us. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance also includes $25,000 to cover IRT’s transaction expenses. We plan to use the proceeds for the continued development of our TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000.  Payments of each redemption amount may be made in cash or shares of our common stock at our election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if our common stock is trading below $0.20 per share, the redemption(s) must be in cash.  Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $0.20.

IRT has contractually agreed to restrict its ability to convert the Note such that the number of shares of common stock held by IRT and its affiliates after such conversion does not exceed 4.99% of our then total issued and outstanding shares of common stock (the “Maximum Percentage”).  Notwithstanding the foregoing, the Maximum Percentage will be 9.99% in the event that our market capitalization is less than $10,000,000.

Pursuant to the Securities Purchase Agreement, we are subject to certain covenants, including the obligations to: (i) timely file all reports required to be filed under Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and not terminate its status as an issuer required to file reports under the Exchange Act; (ii) maintain listing of our common stock on a securities exchange; (iii) avoid trading in our common stock from being suspended, halted, chilled, frozen or otherwise ceased; (iv) not issue any variable securities (i.e., securities that (a) have conversion rights of any kind in which the number of shares that may be issued pursuant to the conversion right varies with the market price of our common stock or (b) are or may become convertible into shares of our common stock with a conversion price that varies with the market price of such stock) without IRT’s consent; (v) not grant a security interest in its intellectual property, (vi) maintain a reserve of common stock for issuance upon redemption of the Note; and (vi) other customary covenants and obligations, for which our failure to comply may be subject to certain liquidated damages.

On July 8, 2018, we have the option to cause IRT to purchase an additional Note in the principal amount of $2,000,000 with the same terms as the Note described above provided that certain conditions set forth in the Securities Purchase Agreement are satisfied.

The Note was offered and sold pursuant to an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

We also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of our assets, except for intellectual property.

ITEM 6. EXHIBITS

4.1	Secured Convertible Promissory Note, dated May 8, 2018, by and between ContraVir Pharmaceuticals, Inc. and Iliad Research and Trading, L.P.
10.1	Securities Purchase Agreement, dated May 8, 2018, by and between ContraVir Pharmaceuticals, Inc. and Iliad Research and Trading, L.P.
10.2	Security Agreement, dated May 8, 2018, by and between ContraVir Pharmaceuticals, Inc. and Iliad Research and Trading, L.P.
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC. (Registrant)

Date: May 15, 2018	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: May 15. 2018	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer