Form 10-Q
period 2018-06-30
ContraVir Pharmaceuticals, Inc.
filed 2018-08-14
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

The number of the registrant’s shares of common stock outstanding was 14,451,918 as of August 9, 2018.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	1
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 (unaudited) and the Three and Six Months Ended December 31, 2017 (unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2018 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018(unaudited) and 2017 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II—OTHER INFORMATION

Item 6.	Exhibits	29

SIGNATURES

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended December 31, 2017 contained in the Company’s Annual Report on Form 10-KT (“Form 10-KT”) filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash	$2,580,356	$5,954,017
Prepaid expenses	146,925	108,075
Deferred financing costs	13,781	—
Total Current Assets	2,741,062	6,062,092
Property and equipment, net	41,716	56,595
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	131,539	73,289
Total Assets	$7,975,241	$11,252,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,079,313	$1,556,883
Accrued expenses	920,322	1,046,698
Convertible debt	2,000,000	—
Total Current Liabilities	4,999,635	2,603,581

Contingent consideration	3,220,000	3,380,000
Deferred tax liability	360,700	896,700
Deferred rent liability	7,406
Derivative financial instruments, at estimated fair value - warrants	139,017	669,462
Total Liabilities	8,726,758	7,549,743

Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, 85,581 and 104,013 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	855,808	1,040,128

Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, 10,692,174 and 9,792,497 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,069	979
Additional paid-in capital	72,125,806	69,676,687
Accumulated deficit	(73,734,200)	(67,014,637)

Total Stockholders’ Equity	(751,517)	3,703,157

Total Liabilities and Stockholders’ Equity	$7,975,241	$11,252,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$—	$—	$—

Costs and Expenses:
Research and development	2,122,898	3,259,983	4,383,602	6,204,635
General and administrative	1,761,499	1,956,333	3,362,406	3,919,860

Loss from Operations	(3,884,397)	(5,216,316)	(7,746,008)	(10,124,495)

Other income (expense):
Change in fair value of debt	31,948	—	31,948	—
Interest expense	(231,948)	—	(231,948)	—
Change in fair value of derivative financial instruments and contingent consideration	55,322	7,266,276	690,445	4,555,829

(Loss) income before income taxes	(4,029,075)	2,049,960	(7,255,563)	(5,568,666)
Income tax benefit	—	—	536,000	—

Net (loss) income	$(4,029,075)	$2,049,960	$(6,719,563)	$(5,568,666)

Weighted Average Common Shares Outstanding
Basic and Diluted	10,664,066	7,506,702	10,395,581	6,123,294

Net (Loss) Income per Common Share
Basic and Diluted	$(0.38)	$0.27	$(0.65)	$(0.91)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY\(DEFICIT)

(UNAUDITED)

	Preferred Stock, Series A $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
				Par	Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Value	Capital	Deficit	Equity\(Deficit)
Balance December 31, 2017	104,013	$1,040,128	9,792,497	$979	$69,676,687	$(67,014,637)	$3,703,157
Issuance of common stock, net	—	—	851,677	85	1,894,653	—	1,894,738
Conversion of preferred stock to common stock	(18,432)	(184,320)	48,000	5	184,315	—	—
Stock-based compensation expense	—	—	—	—	370,151	—	370,151
Net loss	—	—	—	—	—	(6,719,563)	(6,719,563)
Balance June 30, 2018	85,581	$855,808	10,692,174	$1,069	$72,125,806	$(73,734,200)	$(751,517)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018 (Unaudited)	2017 (Unaudited)
Cash Flows From Operating Activities:
Net loss before income taxes	$(6,719,563)	$(5,568,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	370,151	827,701
Change in fair value of derivative instrument-warrants	(530,445)	(4,645,829)
Change in fair value of contingent consideration	(160,000)	85,000
Change in the fair value of debt	(31,948)	—
Non-cash interest expense	31,948	—
Change in deferred tax liability	(536,000)	—
Deferred financing costs	(13,781)	—
Depreciation and amortization expense	9,505	14,854
Loss on the sale of assets	4,474	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	655,652	(279,277)
Deferred rent liability	7,406	—
Prepaid expenses and other assets	(97,100)	102,000
Net Cash Used in Operating Activities	(7,009,701)	(9,464,217)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(2,425)
Proceeds from the sale of fixed assets	900	—
Net Cash Provided by (Used in) Investing Activities	900	(2,425)

Cash Flows From Financing Activities:

Proceeds from the issuance of common stock	1,635,140	13,563,159
Issuance of common stock via stock option exercises	—	(1,754,588)
Proceeds from the exercise of warrants	—	85,000
Proceeds from the exercise of stock options	—	4,098
Proceeds from debt financing	2,000,000	—
Net Cash Provided by Financing Activities	3,635,140	11,897,669

Net (decrease) increase in cash	(3,373,661)	2,431,027
Cash at beginning of period	5,954,017	10,551,721

Cash at end of period	$2,580,356	$12,982,748

Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonuses	$259,598	$—
Reclass of derivative liability for warrant exercise	$—	$75,417
Conversion of Series A convertible preferred stock	$184,320	$190,980
Fair value of warrants issued in conjunction with common stock offering	$—	$3,976,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development and commercialization of targeted antiviral therapies with a specific focus on developing a potentially curative therapy for hepatitis B virus (HBV). The Company is developing two novel anti-HBV compounds with complementary mechanisms of action. The Company’s lead compound, TXL™, is currently in Phase 2b development and is designed to deliver high intrahepatic concentrations of TFV, while minimizing off-target effects caused by high levels of circulating TFV. CRV431, the Company’s second compound for treatment of HBV, is a next-generation cyclophilin inhibitor with a novel chemical structure that increases its potency and selective index against HBV.

2. Basis of Presentation and Going Concern

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The consolidated balance sheet as of June 30, 2018 was derived from the audited annual consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-KT (“Form 10-KT”) filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and Ciclofilin Pharmaceuticals Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On May 25, 2018, the Company effected a 1 for 8 reverse stock split of the Company’s common stock. The par value and the number of authorized shares of the common and cervertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Going Concern

The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as going concern for a period of 12 months from the release of the accompanying consolidated financial statements. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. As of June 30, 2018, ContraVir had $2.6 million in cash. Net cash used in operating activities was $7.0 million for the six months ended June 30, 2018. Net loss for the six months ended June 30, 2018 was $6.7 million. As of June 30, 2018, ContraVir had working capital of ($2.3) million. The Company has funded its operations through issuances of debt, common and preferred stock. On July 3, 2018, the Company completed a rights offering pursuant to its effective registration statement on Form S-1. Pursuant to the Rights Offering, the Company sold an aggregate of 10,826 units consisting of an aggregate 10,826 shares of Series C Preferred Stock and 6,224,950 warrants, with each warrant exercisable for one share of common stock at an exercise price of $1.55 per share, resulting in net proceeds to the Company of approximately $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

The Company will be required to raise additional capital within the next year to continue the development and commercialization of its current product candidates and to continue to fund operations at its current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidate at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

Cash

As of June 30, 2018 and December 31, 2017, the amount of cash was approximately $2.6 million and $6.0 million, respectively, consisting primarily of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Financial instruments consist of cash and accounts payable and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments, which were marked to market at the end of each reporting period. See Note 6 for additional information on the fair value of the derivative liabilities. The Company recorded contingent consideration in its 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 7 for additional information on the fair value of the contingent consideration.

The Company elected the fair value option for its convertible promissory note dated May 8, 2018 (see Note 5). The Company adjusts the convertible promissory note to fair value through the change in fair value of debt in the accompanying consolidated statements of operations.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings and deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2018 and December 31, 2017, the fair value of such warrants was $0.1 million and $0.7 million, respectively, which the Company classified as a long term derivative liability on the Company’s balance sheets.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill as of June 30, 2018, or the fiscal year ended December 31, 2017.

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

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing the

Company’s programs, the Company could incur significant charges in the period in which the impairment occurs. There was no impairment of IPR&D as of June 30, 2018 or the fiscal year ended December 31, 2017.

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

The Company does not currently have any commercial biopharmaceutical products, and does not expect to have such for several years, if at all. Accordingly, its research and development costs are expensed as incurred. While certain of the Company’s research and development costs may have future benefits, the Company’s policy of expensing all research and development expenditures is predicated on the fact that ContraVir has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2018 and December 31, 2017, the Company had prepaid research and development costs of $45,819 and $32,903 respectively.

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

4. Recent Accounting Pronouncements

In July of 2018, the FASB issued ASU 2018-11 — Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which addresses stakeholders inquiries that are applicable to the Company regarding reporting requirements for initial adoption of ASU 2016-02. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard in ASU 2016-02, allowing an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-11follow the same effective dates as ASU 2016-02 for the Company. The Company is currently evaluating the impact that this guidance will have in conjunction with the guidance in ASU 2016-02.

In July of 2018, the FASB issued ASU 2018-10 — Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. The amendments in ASU 2018-10 follow the same effective dates as ASU 2016-02. The Company is currently evaluating the impact that this guidance will have in conjunction with the guidance in ASU 2016-02.

In June of 2018, the FASB issued ASU 2018-07 — Compensation — Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In March of 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to our consolidated financial statements (See Note 14). The Company will continue to evaluate the impact this tax reform legislation may have on its results of operations, financial position, cash flows and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by ASU 2018-10 and ASU 2018-11. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

5. Debt

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which the Company issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to the Company in four tranches of $250,000 upon request by the Company. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of June 30, 2018. The Company will use the proceeds for the continued development of its TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of Company common stock at Company’s election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if the Company’s common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. The Company also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of the Company’s assets, except for intellectual property. The Company identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that the Company comply with certain non-financial covenants customary for financing of this nature which the Company complied with as of June 30, 2018.

The Company is eligible to elect the fair value option under ASC 815 and bypass analysis of potential embedded derivatives and further analysis of bifurcation of any such and has elected such option. Therefore, the debt will be recorded at its fair value upon issuance and subsequently re-measured at each reporting period until maturity. Additionally, all issuance costs incurred in connection with a debt instrument that is measured at fair value pursuant to the election of the fair value option are expensed during the period the debt is acquired.

The Company incurred $200,000 of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying condensed consolidated statement of operation for the quarter ended June 30, 2018.

The Note carries total debt discount of $225,000 (comprising of original issue discount of $200,000 and $25,000 payment to IRT for transaction expenses) which was not recorded due to the election of the fair value option.

6. Stockholder’s Equity and Derivative Liability — Warrants

Preferred stock, Common Stock and Warrant Offering

During the period from August 5, 2016 to September 29, 2016, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.1 million shares of Series A Convertible Preferred stock into approximately 2.8 million shares of the Company’s common stock. In addition, in September 2016, the holder of the Company’s Series B Convertible Preferred stock elected to convert the outstanding 120,000 shares of Series B Convertible Preferred stock into approximately 138,000 shares of the Company’s common stock.

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 625,000 shares of common stock and warrants to purchase up to 375,000 shares of common stock, at a fixed combined price to the public of $24.00 under the Company’s current shelf registration statement on Form S-3, which expired on March 16, 2018.. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $34.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement.

The Company also granted the Underwriters a 45-day option to purchase up to an additional 93,750 additional shares of common stock and additional warrants to purchase up to 56,250 shares of common stock at $24.00, which was not exercised. The gross proceeds to the Company were $15.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

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

The following assumptions were used to remeasure the warrants liability as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Price of ContraVir common stock	$1.30	$2.88
Expected warrant term (years)	2.28 years	2.78 years
Risk-free interest rate	2.63%	2.09%
Expected volatility	73%	67%
Dividend yield	—	—

On April 4, 2016, the Company closed on a public offering of 616,197 shares of its common stock and warrants to purchase up to 309,098 shares of common stock, at a fixed combined price to the public of $11.36 under the Company’s current shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $13.60 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4.2 million.

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

The following assumptions were used to remeasure the warrants liability as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Price of ContraVir common stock	$1.30	$2.88
Expected warrant term (years)	2.76 years	3.26 years
Risk-free interest rate	2.63%	2.09%
Expected volatility	73%	67%
Dividend yield	—	—

On April 25, 2017, the Company closed on a public offering of 1,500,000 shares of its common stock and warrants to purchase up to 750,000 shares of common stock, at a fixed combined price to the public of $8.00 under the Company’s current shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $10.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $12.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $7.5 million.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Price of ContraVir common stock	$1.30	$2.88
Expected warrant term (years)	3.82 years	4.31 years
Risk-free interest rate	2.62%	2.09%
Expected volatility	73%	68%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the six months ended June 30, 2018:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
January 1, 2018	Balance of derivative financial instruments liability	1,426,848	$669,462
	Change in fair value of warrants for the six months ended June 30, 2018	—	(530,445)

June 30, 2018	Balance of derivative financial instruments liability	1,426,848	$139,017

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

During the three months ended June 30, 2018 and 2017, the Company did not issue any shares of the Company’s common stock under the Agreement.

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2018 and December 31, 2017.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2018
Derivative liabilities related to warrants	$(139,017)	$—	$—	$(139,017)
Contingent consideration	(3,220,000)	—	—	(3,220,000)
Debt	(2,000,000)	—	—	(2,000,000)

As of December 31, 2017
Derivative liabilities related to warrants	$(669,462)	$—	$—	$(669,462)
Contingent consideration	(3,380,000)	—	—	(3,380,000)
Debt	—	—	—	—

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. See Note 6 for a rollfoward of the derivative liability for the six months ended June 30, 2018. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The following table summarizes the changes in fair value of the convertible debt for which the Company has used Level 3 inputs to determine fair value.

Fair Value of Convertible Debt
Balance at May 8, 2018	$(2,000,000)
Paid-in-kind interest	(31,948)
Change in fair value	31,948
Balance at June 30, 2018	$(2,000,000)

As discussed in Note 3, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. As of June 30, 2018 the Company has determined that it is not yet able to determine the amount that will be due in the next twelve months due to the uncertainty in the timing of the clinical development of the associated product candidate; therefore, the entire balance is classified as a non-current liability.The following table presents the change in fair value of the contingent consideration as of June 30, 2018.

Acquisition- related Contingent Consideration
Liabilities
Balance at December 31, 2017	$3,380,000
Change in fair value recorded in earnings	(160,000)
Balance at June 30, 2018	$3,220,000

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	June 30, 2018	December 31, 2017

IPR&D asset:
CRV431	$3,190,000	$3,190,000

No impairment losses were recorded on IPR&D during the six months ended June 30, 2018.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount

Goodwill balance at January 1, 2018	$1,870,924
Changes during the six months ended June 30, 2018	—
Goodwill balance at June 30, 2018	$1,870,924

No impairment losses were recorded on goodwill during the six months ended June 30, 2018.

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
Research and development	319,287	322,842
Payroll and related costs	$240,169	$539,063
Legal fees	221,473	81,550
Professional fees	123,358	35,092
Accounting fees	2,420	40,842
Other	13,615	27,309
Total accrued expenses	$920,322	$1,046,698

10. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 1,337,500 shares of common stock issuable pursuant to the Plan. As of June 30, 2018, the Company had 485,268 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. For the three and six months ended June 30, 2018 and 2017, respectively, the following table presents the stock based compensation expense for the periods indicated:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
General and administrative	$120,759	$272,693	$308,415	$601,242
Research and development	32,005	536	61,736	226,459
Total stock based compensation expense	$152,764	$273,229	$370,151	$827,701

A summary of stock option activity and of changes in stock options outstanding under the Plan for the six months ended June 30, 2018 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term

Balance outstanding, January 1, 2018	852,648	$0.88 - $35.04	$11.87	$47,667	7.00
Granted	—	$0.00 - $0.00	$0.00
Exercised	—	$0.00 - $0.00	$0.00
Forfeited	(417)	$14.16 – $14.16	$14.16
Balance outstanding, June 30, 2018	852,232	$0.88 - $35.04	$11.89	$23,833	6.52
Vested awards and those expected to vest at June 30, 2018	842,220	$0.88 – $35.04	$11.85	$10,010	6.51
Vested and exercisable at June 30, 2018	637,501	$0.88 - $35.04	$11.89	$10,010	6.52

The weighted-average grant-date fair value per share of options granted to employees during the six months ended June 30, 2018 and 2017 was $0.00 and $7.83, respectively. The total fair value of shares vested during the six months ended June 30, 2018 was $1.0 million. Included within the above table are 0.2 million non-employee options outstanding as of June 30, 2018, of which less than 0.1 million are unvested as of June 30, 2018 and therefore subject to remeasurement. The remeasurement impact for the six months ended June 30, 2018 was negative due to the decreases in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2018, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $0.7 million to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate the fair value of stock option awards granted to employees during the six months ended June 30, 2017. There were no option awards granted to employees during the six months ended June 30, 2018

Six Months Ended June 30, 2017
Stock price	$4.72
Risk-free interest rate	1.86%
Dividend yield	—
Expected volatility	79%
Expected term (in years)	6 years

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

11. (Loss) Income per Share

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

	Three months ended		Six months ended
Basic net (loss) income per common share	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net (loss) income	$(4,029,075)	$2,049,960	$(6,719,563)	$(5,568,666)
Preferred stock deemed dividend	—	—	—	—
Net loss attributable to common stockholders	$(4,029,075)	$2,049,960	$(6,719,563)	$(5,568,666)

Denominator:
Weighted average common shares outstanding	10,664,066	7,506,702	10,395,581	6,123,294
Net loss per share of common stock—basic and diluted	$(0.38)	$0.27	$(0.65)	$(0.91)

The following outstanding securities at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Six months ended June 30, 2018	Six months ended June 30, 2017
Common shares issuable upon conversion of Series A preferred stock	222,867	270,867
Common shares issuable upon conversion of Series B preferred stock	—	33,390
Stock options	852,232	810,148
Warrants	1,426,848	1,426,848
Convertible debt	533,539	—
Total	3,035,486	2,541,253

The liability classified warrants disclosed above been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

12. Commitments and Contingencies

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

License Agreement with University College Cardiff Consultants Limited (“Cardiff”)

On June 10, 2013, the Company and Synergy Pharmaceuticals, Inc. the former parent of the Company, entered into a Contribution Agreement, as amended and restated on August 5, 2013, or the Contribution Agreement, to transfer to the Company the VALNIVUDINE assets, in exchange for the issuance to Synergy of 1,125,000 shares of the Company’s common stock representing 100% of the outstanding shares of the Company’s common stock as of immediately following such issuance. Pursuant to the Contribution Agreement, Synergy transferred ownership of all intellectual property rights acquired from Bristol-Myers Squibb (“BMS”) including all historical research, clinical study protocols, data, results and patents related to the VALNIVUDINE assets as well as assumed the obligations of Synergy, including all liabilities of Synergy, under the asset purchase agreement, dated August 17, 2012, by and between Synergy and BMS, or the BMS Agreement.

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

13. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL™. The Company incurred expenses related to the agreement of approximately $50,000 and $25,000 for the six months ended June 30, 2018 and 2017, respectively.

On June 1, 2016 the Company entered into a consulting agreement with Gabriele Cerrone, one of the Company’s principal stockholders. The agreement is for a term beginning on June 1, 2016 and expires on June 1, 2019. Pursuant to the consulting agreement Mr. Cerrone is paid $10,000 per month. Either party may terminate the agreement at any time upon 30 days prior written notice. On June 16, 2016, Mr. Cerrone was issued 360,000 stock options vested in 10,000 increments on a monthly basis over 3 years. The Company terminated the consulting agreement with Mr. Cerrone as of July 1, 2018.

14. Income Taxes

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

15. Subsequent Event

On July 2, 2018, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.0001 per share, designated as the “Series C Convertible Preferred Stock” (the “Series C Preferred Stock”). The number of shares initially constituting the Series C Preferred Stock was set at 11,000 shares.

On July 3, 2018, the Company closed a rights offering originally filed under a Form S-1 registration statement in May 2018 (the “Rights Offering”). Pursuant to the Rights Offering, the Company sold an aggregate of 10,826 units consisting of an aggregate 10,826 shares of Series C Preferred Stock and 6,224,950 warrants, with each warrant exercisable for one share of common stock at an exercise price of $1.55 per share, resulting in net proceeds to the Company of approximately $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-KT (“Form 10-KT”) as of and for the year ended December 31, 2017 filed with the United States Securities and Exchange Commission (“SEC”) on March 26, 2018. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

Business Overview

We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infections. We are developing two compounds to treat HBV infection, TXL™ and CRV431.TXL™ is a highly potent oral lipid prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections.RV431 is a novel drug candidate also designed for the treatment of HBV infection. CRV431 is a novel drug candidate also designed for the treatment of HBV infections. CRV431 is a novel drug candidate also designed for the treatment of HBV infection. CRV431 is a novel drug candidate also designed for the treatment of HBV infection that we acquired through our merger with Ciclofilin Pharmaceuticals Inc. CRV431 has been designed to target enzymes (“cyclophilins”) that play a key role in the HBV viral life cycle.

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

On May 10, 2018, we submitted an IND to the FDA to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We commenced our Phase 1 clinical activities for CRV431 in June 2018.

FINANCIAL OPERATIONS OVERVIEW

As of June 30, 2018, our accumulated deficit is approximately $73.7 million. From inception through June 30, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-KT (“Form 10-KT”) as of and for year ended December 31, 2017, filed with the SEC on March 26, 2018.. There have been no changes to our critical accounting policies since December 31, 2017, except for our election of the fair value option for our convertible promissory noted dated May 8, 2018 (see Note 3 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1.).

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In July of 2018, the FASB issued ASU 2018-11 — Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which addresses stakeholders’ inquiries that are applicable to us regarding reporting requirements for initial adoption of ASU 2016-02. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard in ASU 2016-02, allowing an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-11follow the same effective dates as ASU 2016-02 for us. We are currently evaluating the impact that this guidance will have in conjunction with the guidance in ASU 2016-02.

In July of 2018, the FASB issued ASU 2018-10 — Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. The amendments in ASU 2018-10 follow the same effective dates as ASU 2016-02. We are currently evaluating the impact that this guidance will have in conjunction with the guidance in ASU 2016-02.

In June of 2018, the FASB issued ASU 2018-07 — Compensation — Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We are currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In March of 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. We have evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of its deferred tax liability and appropriate disclosures in the notes to our consolidated financial statements (See Note 14). We will continue to evaluate the impact this tax reform legislation may have on its results of operations, financial position, cash flows and related disclosures.

In May of 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. We adopted this ASU with no significant impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. We are required to adopt the guidance for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. We adopted this ASU with no significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for us for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this ASU with no significant impact on its consolidated financial statements.

                In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by ASU 2018-10 and ASU 2018-11. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. We are currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

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

In August 2015, the FASB issued updated guidance deferring the effective date of the revenue recognition standard. In March, April and May 2016 and September 2017, the FASB issued additional updated guidance, which clarifies certain aspects of the ASU and the related implementation guidance issued by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. This guidance is effective for us for annual reporting periods beginning after December 15, 2017. We adopted this ASU with no significant impact on its consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2018 and 2017

	Three months ended
	June 30, 2018	June 30, 2017	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,122,898	3,259,983	(1,137,085)
General and administrative	1,761,499	1,956,333	(194,834)
Loss from operations	(3,884,397)	(5,216,316)	(1,331,919)

Other income (expense):
Change in fair value of debt	31,948	—	31,948
Interest expense	(231,948)	—	(231,948)
Change in fair value of derivative financial instruments and contingent consideration	55,322	7,266,276	(7,210,954)

(Loss) income before income taxes	(4,029,075)	2,049,960	(6,079,035)
Income tax benefit	—	—	—

Net loss	$(4,029,075)	$2,049,960	$(6,079,035)

We had no revenues during the three months ended June 30, 2018 or 2017 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2018 and 2017 amounted to $2.1 million and $3.3 million. The decrease of $1.1 million was primarily due to a $1.1 million decrease in clinical development costs primarily associated with our Valnivudine and TXL™ clinical trials, CMC activities, and outside services, a $0.2 million decrease in payroll related expenses partially offset by an increase of $0.2 million of costs associated with the increase in clinical development of our second compound, CRV431, associated with progressing into Phase 1 clinical trial activities.

General and administrative expenses for the three months ended June 30, 2018 and 2017 amounted to $1.8 million and $2.0 million, respectively. The decrease of $0.2 million is due to a $0.2 decrease in stock based compensation resulting from the period mark to market of nonemployee stock options as of June 30, 2018.

The change in fair value of debt is due to the adoption of fair value measurement mark to market as of June 30, 2018.

Interest expense of approximately $232,000 is attributed to the debt financing consummated in May 2018, most of which is debt issuance costs.

The $7.2 million increase in the change in fair value of derivative instruments and contingent consideration liabilities for the three months ended June 30 2018 as compared to the three months ended June 30, 2017 was due to the mark to market of our outstanding warrants and contingent consideration primarily driven by lower stock price.

Comparison of Six Months Ended June 30, 2018 and 2017

	Six months ended
	June 30, 2018	June 30, 2017	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	4,383,602	6,204,635	(1,821,033)
General and administrative	3,362,406	3,919,860	(557,454)
Loss from operations	(7,746,008)	(10,124,495)	(2,378,487)

Other income (expense):
Change in fair value of debt	31,948	—	31,948
Interest expense	(231,948)	—	(231,948)
Change in fair value of derivative financial instruments and contingent consideration	690,445	4,555,829	(3,865,384)

Loss before income taxes	(7,255,563)	(5,568,666)	(1,686,897)
Income tax benefit	536,000	—	536,000

Net loss	$(6,719,563)	$(5,568,666)	$(1,150,897)

We had no revenues during the six months ended June 30, 2018 or 2017 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2018 and 2017 amounted to $4.4 million and $6.2 million, respectively. The decrease of $1.8 million was primarily due to a $1.9 million decrease in clinical development costs primarily associated with our Valnivudine and outside services, a $0.3 million decrease in payroll related expenses, and a $0.2 million decrease of stock based compensation partially offset by an increase of $0.6 million of costs associated with the increase in clinical development of our second compound, CRV431, associated with progressing into Phase 1 clinical trial activities.

General and administrative expenses for the six months ended June 30, 2018 and 2017 amounted to $3.4 million and $3.9 million, respectively. The decrease of approximately $0.5 million is primarily due to a $0.3 million decrease in stock based compensation and $0.2 million of professional fees.

The change in fair value of debt is due to the adoption of fair value measurement mark to market as of June 30, 2018.

Interest expense of approximately $232,000 is attributed to the debt financing consummated in May 2018, most of which is debt issuance costs.

The $3.9 million increase in the change in fair value of derivative instruments and contingent consideration liabilities for the six months ended June 30, 2018 was due to the mark to market our outstanding warrants and contingent consideration primarily driven by lower stock price.

The income tax benefit of $.5 million reflects the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six months ended
	June 30, 2018	June 30, 2017
Net cash (used in) provided by:
Operating activities	$(7,009,701)	$(9,464,217)
Investing activities	900	(2,425)
Financing activities	3,635,140	11,897,669
Net (decrease) increase in cash	$(3,373,661)	$2,431,027

As of June 30, 2018, we had $2.6 million in cash. Net cash used in operating activities was approximately $7.0 million for the six months ended June 30, 2018. As of June 30, 2018, we had a working capital of ($2.3) million, as compared to working capital of $10.2 million as of June 30, 2017.

On July 3, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in May 2018 (the “Rights Offering”). Pursuant to the Rights Offering, we sold an aggregate of 10,826 units consisting of an aggregate 10,826 shares of Series C Preferred Stock and 6,224,950 warrants, with each warrant exercisable for one share of common stock at an exercise price of $1.55 per share, resulting in net proceeds to us of approximately $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

On May 8, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which we issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to us in four tranches of $250,000 upon request by us. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of June 30, 2018. We plan to use the proceeds for the continued development of our TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of our common stock at our election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if our common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. We also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of our assets, except for intellectual property. We identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that we comply with certain non-financial covenants customary for financing of this nature which we were in compliance with as of June 30, 2018.

We are eligible to elect the fair value option under ASC 815 and bypass analysis of potential embedded derivatives and further analysis of bifurcation of any such and have elected such option. Therefore, the debt will be recorded at its fair value upon issuance and subsequently re-measured at each reporting period until maturity. Additionally, all issuance costs incurred in connection with a debt instrument that is measured at fair value pursuant to the election of the fair value option are expensed during the period the debt is acquired. We incurred $200,000 of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying condensed consolidated statement of operation for the quarter ended June 30, 2018. The Note carries total debt discount of $225,000 (comprising of original issue discount of $200,000 and $25,000 payment to IRT for transaction expenses) which was not recorded due to the election of the fair value option. On April 25, 2017 we closed on a public offering of 1,500,000 shares of our common stock and warrants to purchase up to 750,000 shares of common stock, at a fixed combined price to the public of $8.00 under a shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are exercisable for a period of 5 years from the date of issuance at an exercise price of $10.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.9 million.

On April 4, 2016 we closed on a public offering of 616,197 shares of our common stock and warrants to purchase up to 308,898 shares of common stock, at a fixed combined price to the public of $11.36 million under a shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are exercisable for a period of five years from the date of issuance at an exercise price of $13.60 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering. The gross proceeds to us were $7.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.7 million.

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

We are not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or us. We will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and have agreed to provide Cantor with customary indemnification and contribution rights. Our S-3 shelf registration statement expired on March 16, 2018.

During the three and six months ended June 30, 2018 and 2017, we did not issue any shares of our common stock under the Agreement.

Operating and Capital Expenditure Requirements

As of June 30, 2018, we had an accumulated deficit of $73.7 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL™ and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of common and preferred stock. Our independent registered public accounting firm has issued a report on our audited December 31, 2017 consolidated financial statements that included an explanatory paragraph referring to our recurring losses from operations; and expressing substantial doubt in our ability to continue as a going concern from one year after the our consolidated financial statements have been issued without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of June 30, 2018, our principal executive/financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our financial close and reporting process that are more fully described in our Annual Report on Form 10-KT. As a result of these material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective.. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended June 30, 2018.

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

CONTRAVIR PHARMACEUTICALS, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ JAMES SAPIRSTEIN
James Sapirstein
President and Chief Executive Officer

Date: August 14, 2018	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer