Form 10-Q
period 2018-09-30
ContraVir Pharmaceuticals, Inc.
filed 2018-11-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

08837
(Zip Code)

(732) 902-4000

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

The number of the registrant’s shares of common stock outstanding was 16,343,920 as of  November 12, 2018.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited financial statements as of and for the period ended September 30, 2018 contained in the Company’s Annual Report on Form 10-KT (“Form 10-KT”) filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,032,268	$5,954,017
Prepaid expenses	123,192	108,075
Total Current Assets	9,155,460	6,062,092
Property and equipment, net	37,075	56,595
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	127,794	73,289
Total Assets	$14,381,253	$11,252,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,215,671	$1,556,883
Accrued expenses	421,384	1,046,698
Convertible debt	2,070,000	—
Current portion of contingent consideration	946,000	—
Total Current Liabilities	5,653,055	2,603,581

Contingent consideration	2,359,000	3,380,000
Deferred tax liability	360,700	896,700
Deferred rent liability	8,321	—
Derivative financial instruments, at estimated fair value-warrants	1,345,767	669,462
Total Liabilities	9,726,843	7,549,743
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, 85,581 and 104,013 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	855,808	1,040,128
Series C convertible preferred stock, stated value $1,000 per share, 2,253 and 0 shares issued and outstanding at Septermber 30, 2018 and December 31, 2017, respectively	226,383	—
Common stock, par value of $.0001 per share. Authorized 120,000,000 shares, and 16,315,140 and 9,792,497 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,632	979
Additional paid-in capital	77,461,845	69,676,687
Accumulated deficit	(73,891,258)	(67,014,637)
Total Stockholders’ Equity	4,654,410	3,703,157
Total Liabilities and Stockholders’ Equity	$14,381,253	$11,252,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues	$—	$—	$—	$—
Costs and Expenses:
Research and development	2,167,951	3,963,477	6,551,553	10,168,112
General and administrative	1,684,594	1,874,895	5,047,000	5,794,755
Loss from Operations	(3,852,545)	(5,838,372)	(11,598,553)	(15,962,867)

Other income (expense)
Change in fair value of debt	(14,542)	—	17,406	—
Interest expense	(55,458)	—	(287,406)	—
Change in fair value of derivative instruments-warrants and contingent consideration	3,765,487	64,196	4,455,932	4,620,025
(Loss) income before income taxes	(157,058)	(5,774,176)	(7,412,621)	(11,342,842)

Income tax benefit	—	—	536,000	—
Net loss	(157,058)	(5,774,176)	(6,876,621)	(11,342,842)
Series C Beneficial Conversion Factor accreted as a dividend (see note 6)	(8,805,809)	—	(8,805,809)	—
Net loss Attributable to Common Shareholders	$(8,962,867)	$(5,774,176)	$(15,682,430)	$(11,342,842)

Weighted Average Common Shares Outstanding
Basic and Diluted	14,171,577	7,506,702	11,668,078	6,123,294

Net Loss per Common Share Attributable to Common Shareholders
Basic and Diluted	$(0.63)	$(0.77)	$(1.34)	$(1.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series C $.0001 par value		Common Stock, $0.0001 par value		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholder’s Equity
Balance December 31, 2017	104,013	$1,040,128	—	$—	9,792,497	$979	$69,676,687	$(67,014,637)	$3,703,157
Issuance of common stock, net	—	—	—	—	851,677	86	1,894,652	—	1,894,738
Issuance of Series C Preferred stock	—	—	10,826	9,853,148	—	—	—	—	9,853,148
Conversion of Series A Preferred stock to common stock	(18,432)	(184,320)	—	—	48,000	5	184,315	—	—
Conversion of Series C Preferred stock to common stock (See Note 6)	—	—	(8,573)	(4,535,392)	5,530,966	553	4,534,839	—	—
Offering costs related to warrants issued in rights offering	—	—	—	—	—	—	561,593	—	561,593
Issuance of Warrants	—	—	—	(5,091,373)	—	—	—	—	(5,091,373)
Exercise of Warrants	—	—	—	—	92,000	9	176,727	—	176,736
Stock based compensation expense	—	—	—	—	—	—	433,032	—	433,032
Net loss	—	—	—	—	—	—	—	(6,876,621)	(6,876,621)
Balance September 30, 2018	85,581	$855,808	2,253	$226,383	16,315,140	$1,632	$77,461,845	$(73,891,258)	$4,654,410

The accompanying notes are an integral part of these condensed financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss before income taxes	$(6,876,621)	$(11,342,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	433,032	1,218,846
Change in fair value of derivative instrument-warrants	(4,380,932)	(4,739,725)
Change in fair value of contingent consideration	(75,000)	114,699
Change in the fair value of debt	(17,406)	—
Non-cash interest expense	87,406
Non-cash offering costs related to warrants issued in rights offering	561,593	—
Change in deferred tax liability	(536,000)	—
Loss on the sale of assets	4,474	—
Depreciation and amortization expense	14,146	20,846
Changes in operating assets and liabilities:
Accounts payable and accrued expense	293,072	(264,555)
Deferred rent liability	8,321	—
Prepaid expenses and other assets	(69,622)	155,439
Net Cash used in Operating Activities	(10,553,537)	(14,837,292)

Cash Flows From Investing Activities:
Purchases of property and equipment	—	(2,425)
Proceeds from the sale of fixed assets	900
Net Cash Provided by (Used in) Investing Activities	900	(2,425)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock, net	1,635,140	13,062,597
Proceeds from issuance of Series C Preferred stock, net	9,853,148	—
Proceeds from the exercise of warrants	142,600	—
Proceeds from the exercise of stock options	—	4,098
Proceeds from debt financing	2,000,000	—
Net Cash provided by Financing Activities	13,630,888	13,066,695

Net increase (decrease) in cash	3,078,251	(1,773,022)
Cash at beginning of period	5,954,017	10,551,721

Cash at end of period	$9,032,268	$8,778,699

Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$259,598	$148,903
Reclass of derivative liability for warrant exercise	$34,136	$—
Conversion of Series A convertible preferred stock	$184,320	$190,980
Conversion of Series C convertible preferred stock	$4,535,392	$—
Fair value of warrants issued in conjunction with common stock offering	$5,091,373	$3,976,501
Beneficial Conversion Factor accrted to Accumulated Deficit	$3,771,639	$—
Warrants issued to Placement Agent	$221,269	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused primarily on the clinical development and commercialization of targeted antiviral therapies with a specific focus on developing a potentially curative therapy for hepatitis B virus (HBV). The Company is developing two novel anti-HBV compounds with complementary mechanisms of action. The Company’s lead compound, TXL™, is currently in Phase 2b development and is designed to deliver high intrahepatic concentrations of TFV, while minimizing off-target effects caused by high levels of circulating TFV. The Company’s second compound, CRV431,  also for HBV, is a next-generation cyclophilin inhibitor with a unique structure that increases its potency and selective index against HBV.

2. Basis of Presentation and Going Concern

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The consolidated balance sheet as of September 30, 2018 was derived from the audited annual financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-KT (“Form 10-KT”) filed with the SEC on March 26, 2018.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and Ciclofilin Pharmaceuticals Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On May 25, 2018, the Company effected a 1 for 8 reverse stock split of the Company’s common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Going Concern

The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. These factors raise substantial doubt about the Company’s ability to continue as going concern for a period of 12 months from the release of the accompanying consolidated financial statements. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. As of September 30, 2018, the Company had $9.0 million in cash. Net cash used in operating activities was $10.6 million for the nine months ended September 30, 2018. Net loss for the nine months ended September 30, 2018 was $6.9 million. As of September 30, 2018, the Company had working capital of $3.5 million. The Company has funded its operations through issuances of debt, common and preferred stock. On July 3, 2018, the Company completed a rights offering pursuant to its effective registration statement on Form S-1. Pursuant to the Rights Offering, the Company sold an aggregate of 10,826 units consisting of an aggregate 10,826 shares of Series C Preferred Stock and 6,224,950 warrants, with each warrant exercisable for one share of common stock at an exercise price of $1.55 per share, resulting in net proceeds to the Company of approximately $9.9 million, after deducting expenses related to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2017 included in the Company’s Form 10-KT filed with the SEC on March 26, 2018. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

Cash

As of September 30, 2018 and December 31, 2017, the amount of cash was approximately $9.0 million and $6.0 million, respectively, consisting primarily of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

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

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings and the July 2018 Rights offering and deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. The fair value is affected by changes in inputs to the model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At September 30, 2018 and December 31, 2017, the fair value of such warrants was $1.3 million and $0.7 million, respectively, which the Company classified as a long term derivative liability on the Company’s balance sheets.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill as of September 30, 2018 or the fiscal year ended December 31, 2017.

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

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, the Company could incur significant charges in the period in which the impairment occurs. There was no impairment of IPR&D as of September 30, 2018 or the fiscal year ended December 31, 2017.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2018 and December 31, 2017, the Company had prepaid research and development costs of $46,984 and $32,903, respectively.

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

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to The Company’s accumulated deficit position, no excess tax benefits have been recognized. In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 4) which states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU with no significant impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends the accounting for share-based payment transactions. These changes, which are designed for simplification, involve several aspects of the accounting for share-based transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Adoption and implementation of the guidance is not required by the Company until the beginning of fiscal 2018, although early adoption is not permitted. The Company adopted this ASU with no significant impact on its consolidated financial statements.

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

5. Debt

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which the Company issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to the Company in four tranches of $250,000 upon request by the Company. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses.  The Investor Notes have not been drawn as of June 30, 2018. The Company will use the proceeds for the continued development of its TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of Company common stock at Company’s election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if the Company’s common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. The Company also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of the Company’s assets, except for intellectual property. The Company identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that the Company comply with certain non-financial covenants customary for financing of this nature which the Company complied with as of September 30, 2018.

The Company is eligible to elect the fair value option under ASC 815 and bypass analysis of potential embedded derivatives and further analysis of bifurcation of any such derivatives and has elected such option. Therefore, the debt will be recorded at its fair value upon issuance and subsequently re-measured at each reporting period until maturity. Additionally, all issuance costs incurred in connection with a debt instrument that is measured at fair value pursuant to the election of the fair value option are expensed during the period the debt is acquired.

The Company incurred $200,000 of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying condensed consolidated statement of operation for the nine months ended September 30, 2018.

The Note carries total debt discount of $225,000 (comprising of original issue discount of $200,000 and $25,000 payment to IRT for transaction expenses) which was not recorded due to the election of the fair value option.

6. Stockholder’s Equity and Derivative Liability

Preferred stock, Common Stock and Warrant Offering

During the period from August 5, 2016 to September 30, 2018, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.1 million shares of Series A Convertible Preferred stock into approximately 2.8 million shares of the Company’s common stock. In addition, in September 2016, the holder of the Company’s Series B Convertible Preferred stock elected to convert the outstanding 120,000 shares of Series B Convertible Preferred stock into approximately 138,000 shares of the Company’s common stock

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 625,000 shares of common stock and warrants to purchase up to 375,000 shares of common stock, at a fixed combined price to the public of $24.00 under the Company’s shelf registration statement on Form S-3, which expired on March 16, 2018. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $34.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The Company also granted the Underwriters a 45-day option to purchase up to an additional 93,750 additional shares of common stock and additional warrants to purchase up to 56,250 shares of common stock at $24.00, which was not exercised. The gross proceeds to the Company were $15.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

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

The following assumptions were used to measure the warrants to remeasure the liability as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Price of ContraVir common stock	$0.56	$2.88
Expected warrant term (years)	2.03	2.78
Risk-free interest rate	2.88%	2.09%
Expected volatility	72.20%	67.0%
Dividend yield	—	—

On April 4, 2016, the Company closed on a public offering of 616,197 shares of its common stock and warrants to purchase up to 309,098 shares of common stock, at a fixed combined price to the public of $11.36 under the Company’s shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $13.60 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4.2 million.

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

The following assumptions were used to measure the warrants to remeasure the liability as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Price of ContraVir common stock	$0.56	$2.88
Expected warrant term (years)	2.51	3.26
Risk-free interest rate	2.88%	2.09%
Expected volatility	72.20%	67.0%
Dividend yield	—	—

On April 25, 2017, the Company closed on a public offering of 1,500,000 shares of its common stock and warrants to purchase up to 750,000 shares of common stock, at a fixed combined price to the public of $8.00 under the Company’s shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $10.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $12.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $7.5 million.

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of  approximately $4.0 million was recorded as derivative financial instruments liability—warrants.

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

On July 3, 2018, the Company completed its rights offering pursuant to its effective registration statement on Form S-1. The Company offered for sale units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of the Company’s Series C Convertible Preferred Stock, or Series C, and 575 common stock warrants.  Upon completion of the offering, pursuant to this rights offering, the Company sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 6,224,950 common stock warrants.  The Company received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants

The common stock warrants are exercisable at $1.55 per share and subject to adjustments upon the occurrence of certain dilutive events.  The warrants expire on the fifth anniversary from their original issuance date.  The Company may redeem the warrants for $0.01 per warrant if the Company’s common stock closes above $6.20 per share for ten consecutive trading days, provided that the Company may not do so prior to the first anniversary of the closing of the unit offering.  The warrants are being sold under a written public offering.  If a warrant is exercised during a period where a registration statement is not declared effective, the Company cannot assert that settlement in unregistered shares is permitted.  As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they exercised, terminated or otherwise settled.

The Company determined that the Series C should not be classified as temporary equity due to its lack of senior liquidation preferences and is not redeemable on a fixed or determinable date.

The rights and preferences of the Series C are as follows:

Dividends

Holders of Series C shares are entitled to dividends, if and when declared on shares of common stock, on an “as-converted” basis.

Voting

Subject to certain preferred stock class votes specified in the certificate of designation, the holders of Series C shares shall have no voting rights.

Liquidation

Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holder of Series C shares shall be entitled to receive the same consideration as the holders of the Company’s common stock on an “as converted” basis.

Conversion

Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $1.55 per share (subject to adjustments upon the occurrence of certain dilutive events).

At any time after the first anniversary of the original issuance date, the Company may, subject to certain conditions, require the conversion of Series C shares.

The gross proceeds of the offering were first allocated to the warrants based on the fair value of the warrants at that time, with the residual proceeds allocated to the Series C.   All offering costs were allocated between the Series C and the warrants. In addition, the placement agent received, as compensation for the transaction, equity warrants to purchase 279,381 shares of the Company’s common stock priced at $1.71 per share. The fair value of the placement agent equity warrants was $0.2 million at the time of issuance and $0.1 million was allocated to the Series C and $0.1 million was allocated to the liability classified common stock warrants.   All costs allocated to the liability classified warrants were expensed immediately and as a component of general and administrative expenses within the Company’s condensed consolidated statement of operations.

In connection with the issuance of the Series C and liability classified warrants, the Company recognized the intrinsic value of a beneficial conversion feature of $3.8 million.  The beneficial conversion amount was computed as the difference between the Series C effective conversion price and the fair value of the Company’s common stock multiplied by that number of shares issuable upon conversion.   The beneficial conversion feature is presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations.

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series C, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the liability classified warrants.  During the three months ended September 30, 2018, the holders of Series C shares converted 8,573 shares of Series C into 5,530,966 shares of common stock.  As a result of the conversion, the Company recognized a deemed dividend of $4.5 million associated with the difference between the stated and carrying per share values of the Series C and $0.5 million of issuance costs that had been allocated to the Series C which have been presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations.

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2018:

	July 3, 2018	September 30, 2018
Price of ContraVir common stock	$1.36	0.56
Expected warrant term (years)	5.0	4.75
Risk-free interest rate	2.72%	2.94%
Expected volatility	75.4%	73.50%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the nine months ended September 30, 2018:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
January 1, 2018	Balance of derivative financial instruments liability	1,426,848	$669,462
July 3, 2018	Issuance of Warrants	6,223,950	5,091,373
August 7, 2018	Change in fair value of warrant liability related to warrant exercise	(92,000)	(41,132)
	Derecognition of warrants	—	(34,136)
	Change in fair value of warrants	—	(4,339,800)
September 30, 2018	Balance of derivative financial instruments liability	7,558,798	$1,345,767

Controlled Equity Offering Sales Agreement

On March 9, 2015, the Company entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which the Company may offer and sell, from time to time, through Cantor shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million. The Company intends to use the net proceeds from these sales to fund research and development activities, working capital and other general corporate purposes.

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

During the nine months ended September 30, 2018 and 2017, the Company sold approximately 6.1 million and 2.7 million shares of our common stock, respectively, resulting in net proceeds of approximately $1.6 million and $2.0 million, respectively, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2018 and December 31, 2017.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2018
Derivative liabilities related to warrants	$(1,345,767)		$—		$—	$(1,345,767)
Contingent consideration	$(3,305,000)		$—		$—	$(3,305,000)
Convertible Debt	$(2,070,000)	$		$		$(2,070,000)
As of December 31, 2017
Derivative liabilities related to warrants	$(669,462)		$—		$—	$(669,462)
Contingent consideration	$(3,380,000)		$—		$—	$(3,380,000)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities-warrants in the Company’s statement of operations. See Note 6 for a rollfoward of the derivative liability for the nine months ended September 30, 2018. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

The following table summarizes the changes in fair value of the convertible debt for which the Company has used Level 3 inputs to determine fair value.

Fair Value of Convertible Debt
Balance at May 8, 2018	$(2,000,000)
Paid-in-kind interest	(87,406)
Change in fair value	17,406
Balance at September 30, 2018	$(2,070,000)

As discussed in Note 3, contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. As of September 30, 2018 the Company has determined that it is not yet able to determine the amount that will be due in the next twelve months due to the uncertainty in the timing of the clinical development of the associated product candidate; therefore, the entire balance is classified as a non-current liability. The following table presents the change in fair value of the contingent consideration as of September 30, 2018.

Acquisition- related Contingent Consideration
Liabilities
Balance at December 31, 2017	$(3,380,000)
Change in fair value recorded in earnings	75,000
Balance at September 30, 2018	$(3,305,000)

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	September 30, 2018	December 31, 2017
IPR&D asset:
CRV431	$3,190,000	$3,190,000

No impairment losses were recorded on IPR&D during the nine months ended September 30, 2018.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at January 1, 2018	$1,870,924
Changes during the nine months ended September 30, 2018	—
Goodwill balance at September 30, 2018	$1,870,924

No impairment losses were recorded on goodwill during the nine months ended September 30, 2018.

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
Research and development	$178,764	$322,842
Professional fees	45,061	75,934
Payroll related costs	187,677	539,063
Legal fees	9,882	81,550
Other	—	27,309
Total accrued expenses	$421,384	$1,046,698

10. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. ContraVir has reserved 1,337,500 shares of common stock issuable pursuant to the Plan. As of September 30, 2018, the Company had 520,654 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. For the three and nine months ended September 30, 2018 and 2017, respectively, the following table presents the stock based compensation expense for the periods indicated:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
General and administrative	$73,454	$313,100	$381,869	$914,342
Research and development	(10,573)	78,045	51,163	304,504
Total stock-based compensation expense	$62,881	$391,145	$433,032	$1,218,846

A summary of stock option activity and of changes in stock options outstanding under the Plan for the nine months ended September 30, 2018 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term (years)
Balance outstanding, January 1, 2018	852,648	$0.88-$35.04	$11.87	$5,958	7.00
Granted	—	$0.00-$0.00	$—	—
Exercised	—	$0.00-$0.00	$—	—
Forfeited	(22,621)	$0.03-$10.19	$13.63	—
Balance outstanding, September 30, 2018	830,027	$0.88-$35.04	$11.89	$23,833	6.52
Vested awards and those expected to vest at September 30, 2018	816,847	$0.88-$35.04	$11.87	$—	6.21
Vested and exercisable at September 30, 2018	698,303		$12.27	$—	6.27

There were no stock options issued to employees during the nine months ended September 30, 2018. The weighted-average grant-date fair value per share of options granted to employees during the nine months ended September 30, 2017 was $0.37. The total fair value of shares vested during the nine months ended September 30, 2018 was $0.6 million. Included within the above table are 0.2 million non-employee options outstanding as of September 30, 2018, of which approximately 16,000 are unvested and therefore subject to remeasurement. The remeasurement impact for the nine months ended September 30, 2018 was negative due to the decreases in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options in the tables above is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of September 30, 2018, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $0.5 million to be recognized over a weighted-average remaining vesting period of approximately 2.50 years.

There were no option awards granted to employees during the nine months ended September 30, 2018. The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the nine months ended September 30, 2017.

Nine months ended September 30, 2017
Stock price	$4.16
Risk-free interest rate	1.92%
Dividend yield	—
Expected volatility	72.7%
Expected term (in years)	5.0

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

Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was then adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forefeiture rate was 3% for the year ended June 30, 2017 and the transition period ended December 31, 2017. There were 22,621 forfeitures for the nine months ended September 30, 2018 due to employee terminations. The Company will continue to analyze the forefeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

	Three months ended		Nine months ended
Basic net (loss) income per common share	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net (loss) income	$(157,058)	$(5,774,176)	$(6,876,621)	$(11,342,842)
Preferred stock deemed dividend	(8,805,809)	—	(8,805,809)	—
Net loss attributable to common stockholders	$(8,962,867)	$(5,774,176)	$(15,682,430)	$(11,342,842)

Denominator:
Weighted average common shares outstanding	14,171,577	7,506,702	11,688,078	6,123,294
Net loss per share of common stock—basic and diluted	$(0.63)	$(0.77)	$(1.34)	$(1.85)

The following outstanding securities at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Common shares issuable upon conversion of Series A preferred stock	222,867	270,867
Common shares issuable upon conversion of Series C preferred stock	1,453,550	—
Stock options	830,027	833,898
Warrants	7,558,052	1,426,848
Total	10,064,496	2,531,613

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

13. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL. The Company incurred expenses related to the agreement of approximately $50,000 and $50,000 for the nine months ended September 30, 2018 and 2017, respectively.

On June 1, 2016 the Company entered into a consulting agreement with Gabriele Cerrone, one of the Company’s principal stockholders. The agreement is for a term beginning on June 1, 2016 and expires on June 1, 2019. Pursuant to the consulting agreement Mr. Cerrone is paid $10,000 per month. Either party may terminate the agreement at any time upon 30 days prior written notice. On June 16, 2016, Mr. Cerrone was issued 360,000 stock options vested im 10,000 increments on a monthly basis over 3 years. The Company terminated the consulting agreement with Mr. Cerrone as of July 1, 2018.

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

15. Subsequent Event

On October18, 2018, the Company reached a major clinical milestone of Positive Data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) in June 2016. The Company also paid related milestone payment of $1,000,000 to the Ciclofilin shareholders and has initiated the process to issue 2.5% of the issued and outstanding Company’s Common as of June, 2016.

On October 15, 2018 the Company entered into a Settlement Agreement and General Release with Theresa Matkovits, the Company’s former Chief Operating Officer (the “Matkovits Agreement”) pursuant to which, among other things, Ms. Matkovits was paid three months of salary plus three months of COBRA health benefit payments in exchange for a general release. On October 18, 2018, the Company entered into a Separation Agreement and General Release with James Sapirstein, the Company’s former Chief Executive Officer (the “Sapirstein Agreement”) pursuant to which, among other things, the Company paid Mr. Sapirstein 18 months of salary as per his employment agreement and agreed to pay 18 months of COBRA health benefit payments in exchange for a general release.

The Company also terminated four employees in October 2018 and expects to pay approximately $1.3 million of severance costs during the fourth quarter of 2018.

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

Business Overview

We are a biopharmaceutical company focused on the development of antiviral drugs with a primary emphasis on the treatment of Hepatitis B virus (“HBV”) infections. We are developing two compounds to treat HBV infection, TXL and CRV431. TXL is a highly potent oral lipid prodrug of tenofovir. Prodrugs are designed to improve the characteristics of drugs, such as better efficacy, lower pill burden, improved safety, etc. Another prodrug of tenofovir, Viread®, is approved for the treatment of HIV and HBV infections. CRV431 is a novel drug candidate also designed for the treatment of HBV infection.. CRV431, a non-immunosuppressive analog of cyclosporine that we acquired through our merger with Ciclofilin Pharmaceuticals Inc. CRV431 has been designed to target enzymes (“cyclophilins”) that play a key role in the HBV viral life cycle.

TXL

TXL is a novel lipid acyclic nucleoside phosphonate that is designed to deliver high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. We have completed Phase 1 and Phase 2 clinical trials in healthy volunteers and HBV patients, demonstrating an efficacious agent with favorable safety and tolerability profile. We are continuing the development of TXL for the treatment of chronic Hepatitis B (HBV) infection.

We licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at the (time of the deal). We intend to develop TXL for the treatment of chronic HBV infection. A recently issued composition of matter patent for TXL provides intellectual property protection to at least 2031.

We completed a Phase 1b safety and pharmacokinetic study in 2016. Data from the Phase 1b study demonstrate that TXL was safe and well tolerated by healthy volunteers in all dosing groups. We also completed a Phase 2a multiple ascending dose proof of concept clinical trial. The study enrolled 62 treatment-naïve patients with chronic HBV infection and compared TXL to the standard dose of TDF. Data from the Phase 2a study demonstrated that TXL was safe and well tolerated by patients with chronic HBV infection in all dosing groups.

The data in the Phase 2a study demonstrated that doses of TXL from 50-mg to 100-mg resulted in comparable mean HBV viral load reductions to the 300-mg dose of TDF after 28 days of treatment. The data demonstrated that TXL at all doses tested, resulted in substantially lower systemic circulating levels of tenofovir in the blood compared to levels observed after dosing with TDF. These results demonstrate the potential for TXL to reduce the risk of bone and kidney-related toxicities associated with TDF.

We submitted an Investigational New Drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017.

We conducted a safety study in parients with severe renal impairment during the fourth quarter of 2017. The study comprised 16 subjects including 8 healthy subjects with normal kidney functions and 8 subjects with severely impaired kidney function. Results from the study confirmed that TXL was safe and well tolerated in both patient groups. Importantly, the data showed that the blood concentrations of tenofovir (TFV) in severely renally-impaired subjects receiving 50 mg of TXL were similar to the TFV exposure levels observed after dosing of Viread 300 mg. These findings indicate that dosing strength adjustments of TXL is not warranted in patients with compromised renal function. Data from the study provided further support on the strong safety profile of TXL in patients with comorbidities.Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

The decision to develop TXL for Hepatitis B has been taken because we do not see a large opportunity to grow the HIV market with new compounds, even though TXL is more potent than tenofovir in vitro. We believe the Hepatitis B market is poised for exceptional growth. Our strategy is to develop TXL as the backbone therapy in future HBV combination therapies.

On February 12, 2018, we received agreement from the FDA allowing us to utilize the 505(b)(2) regulatory pathway to steamline the development and registration of TXL B. The 505(b)(2) regulatory pathway allows us to reply upon FDA’s previous findings of safety and efficacy of an approved and marketed product to supplement its own safety and efficacy data, and may be considered in the review by the FDA of a future New Drug Application (NDA). On January 8, 2018, we met with the FDA’s Division of Antiviral Products at the Center for Drug Evaluation and Research, to review and discuss the data generated for TXL to date, as well as the data package that would be required for the filing of an NDA and successful registration of TXL in the US leveraging the 505(b)(2) regulatory pathway. On February 7, 2018, we received final written minutes from the FDA summarizing the outcome of the meeting and feedback received. On February 22, 2018, the FDA granted Orphan Drug Designation to TXL for the treatment of chronic hepatitis B infection in a pediatric patient population (0 to 11 years old).

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

On May 10, 2018, we submitted an IND to the FDA to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018.

On October18, 2018, the Company reached a major clinical milestone of Positive Data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) in June 2016. The Company also paid related milestone payment of $1,000,000 to the Ciclofilin shareholders and has initiated the process to issue 2.5% of the issued and outstanding Company’s Common as of June, 2016.

FINANCIAL OPERATIONS OVERVIEW

As of September 30, 2018, our accumulated deficit was approximately $73.9 million. From inception through September 30, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-KT (“Form 10-KT”) as of and for year ended December 31, 2017, filed with the SEC on March 26, 2018. There have been no changes to our critical accounting policies since December 31, 2017, except for our election of the fair value option for our convertible promissory note dates May 8, 2018 (see Note 3 of the Notes to Condensed Consolidated Financial Statements (unaudited) in Item 1.).

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the existing accounting standards for the statement of cash flows. The amendments provide guidance on eight classification issues related to the statement of cash flows. We are  required to adopt the for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years. The amendments should be applied retrospectively to all periods presented. For issues that are impracticable to apply retrospectively, the amendments may be applied prospectively as of the earliest date practicable. We adopted this ASU with no significant impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2018 and 2017

	Three months ended
	September 30, 2018	September 30, 2017	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,167,951	3,963,477	(1,795,526)
General and administrative	1,684,594	1,874,895	(190,301)
Loss from operations	(3,852,545)	(5,838,372)	1,985,827
Other income (expense):
Change in fair value of debt	(14,542)	—	(14,542)
Interest expense	(55,458)	—	(55,458)
Change in fair value of derivative instruments-warrants and contingent consideration	3,765,487	64,196	3,701,291

Loss before taxes	(157,058)	(5,774,176)	5,617,118
Income tax benefit	—	—
Net Loss	$(157,058)	$(5,774,176)	$5,617,118

We had no revenues during the three months ended September 30, 2018 or 2017 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses decreased approximately $1.8 million from $4.0 million for the three months ended September 30, 2017 to $2.2 million for the three months ended September 30, 2018. The decrease was primarily comprised of $0.8 million lower costs associated with Valnivudine operations, $0.2 million lower costs for manufacturing operations, $0.4 million less associated with lab supplies, $0.4 million less TXL clinical trial costs, $0.3 million less payroll and related expense $0.1 million decrease in Stock Compensation expense for employees and $0.1 of other research and development expenses partially offset by a $0.5 million increase in clinical trial costs related to CRV431.

General and administrative expenses decreased approximately $0.2 million from $1.9 million for the three months ended September 30, 2017 to $1.7 million for the three months ended September 30, 2018. The decrease of $0.2 million is primarily due to $0.2 million decrease in Stock Compensation expense for employees, $0.2 million decrease in professional fees, $0.2 million decrease in payroll and related costs, offset by a $0.4 million increase in outside services.

The change in fair value of debt is due to the adoption of fair value measurement mark to market as of September 30, 2018.

The increase in the change in fair value of derivative instruments and contingent consideration liabilities from the three months ended September 30, 2017 compared to the three months ended September 30, 2018 was due to the mark to market of our outstanding warrants and contingent consideration.

Comparison of Nine Months Ended September 30, 2018 and 2017

	Nine months ended
	September 30, 2018	September 30, 2017	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	6,551,553	10,168,112	(3,616,559)
General and administrative	5,047,000	5,794,755	(747,755)
Loss from operations	(11,598,553)	(15,962,867)	4,364,314
Other income (expense):
Change in fair value of debt	17,406	—	17,406
Interest expense	(287,406)	—	(164,093)
Change in fair value of derivative instruments-warrants and contingent consideration	4,455,932	4,620,025	(164,093)

(Loss) income before taxes	(7,412,621)	(11,342,842)	3,930,221
Income tax benefit	536,000	—	536,000
Net loss	$(6,876,621)	$(11,342,842)	$4,466,221

We had no revenues during the nine months ended September 30, 2018 or 2017 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses decreased approximately $3.6 million from $6.6 million for the nine months ended September 30, 2018 and $10.2 million for the nine months ended Sepetmber 30, 2017  The decrease was primarily due to a $2.1 million decrease in clinical development costs associated with our Valnivudine clinical trials, a $0.6 million decrease in purchases of lab supplies, a $0.3 million decrease in stock based compensation, a $0.6 million decreased in payroll and related costs, a $0.4 million decrease in outside services, $0.3 million lower costs for manufacturing costs, and $0.4 million decrease in clinical trial costs related to TXL partially offset by a $1.1 million increase in clinical trial costs related to CRV431.

General and administrative expenses for the nine months ended September 30, 2018 and 2017 amounted to $5.0 million and $5.8 million, respectively. The decrease of $0.7 million is primarily due to a $0.5 million decrease in stock based compensation expense, a $0.4 million decrease in payroll related costs, and $0.4 million decrease  in professional fees partially offset by a 0.3 increase in outside services, a $0.2 million increase in investor relations and $0.1 million of other administrative expenses.

Other income (expense) for the nine months ended September 30, 2018 and 2017 amounted to $4.5 million and $4.6 million, respectively. The activity consisted of an decrease of $0.2 million primarily related to the mark to market of warrants and a $0.3 million of non cash interest expense.

Net loss for the nine months ended September 30, 2018 and 2017 was approximately $6.9 million and $11.3 million, respectively, which was a result of the operating expenses discussed above, offset by other expense resulting from the change in fair value of derivative instruments-warrants of approximately of $0.2 million, partially offset by a $0.5 million income tax benefit resulting from the sale of our state net operating losses to a third party.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine months ended
	September 30, 2018	September 30, 2017
Net cash (used in) provided by:
Operating activities	$(10,553,537)	$(14,837,292)
Investing activities	900	(2,425)
Financing activities	13,630,888	13,066,695
Net increase (decrease) in cash	$3,078,251	$(1,773,022)

As of September 30, 2018, we had $9.0 million in cash. Net cash used in operating activities was approximately $10,6  million for the nine months ended September 30, 2018. As of September 30, 2018, we had working capital of $3.5 million compared to working capital of $6.1 million as of September 30, 2017.

On July 3, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in May 2018 (the “Rights Offering”). Pursuant to the Rights Offering, we sold an aggregate of 10,826 units consisting of an aggregate 10,826 shares of Series C Preferred Stock and 6,223,950 warrants, with each warrant exercisable for one share of common stock at an exercise price of $1.55 per share, resulting in net proceeds to us of approximately $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

Each share of Series C Preferred Stock (“Series C”) will be convertible, at the Company’s option at any time on or after the first anniversary of the closing of the Rights Offering (as defined below) or at the option of the holder at any time, into the number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) determined by dividing the $1,000 stated value per share of the Series C  by a conversion price of $1.55 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series C Preferred Stock will not have the right to convert any portion of the Series C to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the holder’s shares of Series C. The holder upon notice to the Company, may increase or decrease the beneficial ownership limitation applicable to its shares of Series C, provided that in no event shall the limitation exceed 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the holder’s shares of Series C.

In the event the Company effects certain mergers, consolidations, sales of substantially all of its assets, tender or exchange offers, reclassifications or share exchanges in which its Common Stock is effectively converted into or exchanged for other securities, cash or property, the Company consummates a business combination in which another person acquires 50% of the outstanding shares of its Common Stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by the Company’s issued and outstanding Common Stock, then, upon any subsequent conversion of the Series C, the holders of the Series C will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of Common Stock then issuable upon conversion in full of the Series C.

Holders of Series C shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of Common Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C has no voting rights. Upon the Company’s liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series C will be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of Common Stock would receive if the Series C were fully converted (disregarding for such purpose any conversion limitations thereunder) to Common Stock, which amounts shall be paid pari passu with all holders of Common Stock. The Company is not obligated to redeem or repurchase any shares of Series C. Shares of Series C are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

There are no stated dividends or redemption features associated with the Series C. The Series C have no voting rights. Each share of the Series C is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. The Series C conversion price is currently $1.55. The preferred stock is automatically convertible into common stock in the event of a fundamental transaction to the Company. Based on these facts, the Series C is classified as permanent equity.

Beneficial Conversion Feature- Series C Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $1.55 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to accumulated deficit as the preferred stock was 100% convertible immediately.

On May 8, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which we issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to us in four tranches of $250,000 upon request by us. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of September 30, 2018. We plan to use the proceeds for the continued development of our TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of our common stock at our election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if our common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. We also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of our assets, except for intellectual property. We identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that we comply with certain non-financial covenants customary for financing of this nature which we were in compliance with as of September 30, 2018.

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

Under the Agreement, Cantor may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on The NASDAQ Capital Market, on any other existing trading market for the Shares or to or through a market maker. In addition, under the Agreement, Cantor may sell the Shares by any other method permitted by law, including in privately negotiated transactions. Subject to the terms and conditions of the Agreement, Cantor will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable state and federal law, rules, and regulations and the rules of The Nasdaq Capital Market, to sell the Shares from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose).

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

During the nine months ended September 30, 2018 and 2017, we sold approximately 6.1 and 2.7 million shares, respectively, of our common stock resulting in net proceeds of approximately $1.6 and $2.0 million,respectively, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

On October 18, 2018, we reached a major clinical milestone of Positive Data from a Phase I trial of CRV431 in humans triggering the first milestone payment as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) in June 2016. We paid $1,000,000 by wire transfer of immediately available funds to the Ciclofilin shareholders as listed in the Merger Agreement and we have initiated the process to issue a number of shares equal to 2.5% of our issued and outstanding common stock as of June, 2016.

On October 15, 2018 we entered into a Settlement Agreement and General Release with Theresa Matkovits, our former Chief Operating Officer (the “Matkovits Agreement”) pursuant to which, among other things, Ms. Matkovits was paid three months of salary plus three months of COBRA health benefit payments in exchange for a general release amounting to approximately $0.1 million . On October 18, 2018, we entered into a Separation Agreement and General Release with James Sapirstein, our former Chief Executive Officer (the “Sapirstein Agreement”) pursuant to which, among other things, we paid Mr. Sapirstein 18 months of salary as per his employment agreement and agreed to pay 18 months of COBRA health benefit payments totaling approximately $0.8 million, in exchange for a general release.

In November 2018, we received approval from the New Jersey Economic Development Authority’s (NJEDA) Technology Business Tax Certificate Transfer (NOL) program to sell a percentage of our unused New Jersey net operating losses (NOL’s) and R&D tax credits. As a result, we expect to receive approximately $1.1 million of net cash proceeds prior to the end of 2018.

Operating and Capital Expenditure Requirements

As of September 30, 2018, we had an accumulated deficit of $73.9 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern within one year of the issuance of these consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of common and preferred stock. Our independent registered public accounting firm has issued a report on our audited December 31, 2017 consolidated financial statements that included an explanatory paragraph referring to our recurring losses from operations; and expressing substantial doubt in our ability to continue as a going concern from one year after the our financial statements have been issued without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We funded its operations through issuances of debt, common and preferred stock.

We will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the forseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize its self on unfavorable terms.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, and that we have material weaknesses in our financial close and reporting process that are more fully described in our Annual Report on Form 10-KT. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended September 30, 2018.

PART II.  OTHER INFORMATION

ITEM 1a.              RISK FACTORS

There have been no material changes in our risk factors since the filing on March 26, 2018 of our Form 10-KT for the year ended December 31, 2017, except for the following:

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market LLC (“NASDAQ”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On August 29, 2018, we received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”) that we were not in compliance with NASDAQ Listing Rule 5550(a)(2),( the “Rule”) as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the NASDAQ Capital Market under the symbol “CTRV”. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have until February 25, 2019, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by February 25, 2019, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital Market, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal the determination to a NASDAQ Listing Qualifications Panel and request a hearing.

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

ITEM 6.  EXHIBITS

10.1	Settlement Agreement and General Release between ContraVir Pharmaceuticals, Inc. and Theresa Matkovits dated as of October 15, 2018.
10.2	Separation Agreement and General Release between ContraVir Pharmaceuticals, Inc. and James Sapirstein dated as of October 18, 2018.
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC. (Registrant)

Date: November 14, 2018	By:	/s/ ROBERT FOSTER
Robert Foster
President and Chief Executive Officer

Date: November 14, 2018	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer