Form 10-K
period 2018-12-31
ContraVir Pharmaceuticals, Inc.
filed 2019-03-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $13.9 million based on the last reported sale price of the registrant’s common stock on June 30, 2018.

The number of shares of the registrant’s Common Stock outstanding as of March 12, 2019 was 17,179,331.

Documents Incorporated by Reference:

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

PART I

ITEM 1. BUSINESS

Transition Period

On December 14, 2017, the Company’s Board of Directors approved a change in our fiscal year end from June 30 to December 31, effective December 31, 2017. The transition period included in this Form 10-K and previously included in Form 10-KT is for the six months ended December 31, 2017 (which we sometimes refer to in the Transition Report as the “transition period”). In this Annual Report, our fiscal years are identified according to the calendar year in which they historically ended (e.g., the fiscal years ended June 30, 2017 is referred to as “fiscal 2017” and June 30, 2016 is referred to as “fiscal 2016” as if we had not changed our fiscal year to a calendar year on December 14, 2017 (effective December 31, 2017)).

Overview

We are a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of pleiotropic drug therapy for treatment of chronic liver disease. This therapeutic approach targets fibrosis and hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, CRV431, is being developed to offer benefits to address these multiple complex pathologies. CRV431 is a cyclophilin inhibitor that targets multiple biochemical pathways involved in the progression of liver disease. Preclinical studies with CRV431 in NASH models demonstrated consistent reductions in liver inflammation, fibrosis, and cancerous tumors. CRV431 additionally shows antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease.

NASH is the form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis) which is described as non-alcoholic fatty liver disease (“NAFLD”) and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH often have additional predisposing conditions such as diabetes and hypertension, but the exact biochemical events that trigger and maintain the progression are not well known. Many people in the early stages of disease do not have significant symptoms and therefore do not know that they have it. NASH becomes evident and a major concern when the liver becomes fibrotic and puts the individual at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions. Approximately 4-5% of the global population is estimated to have NASH, and that proportion is higher in the USA. It is predicted that NASH will become the leading reason for individuals requiring a liver transplant in the USA as early as 2020. Considering the serious outcomes linked to advancing NASH, the economic and social burden of the disease is enormous. There are no simple blood tests to diagnose or track the progression of NASH, and no drugs are approved to specifically treat the disease.

HCC is the major type of liver cancer, accounting for 85-90% of all cases. NASH, hepatitis virus infection, and alcohol consumption all are major causes of HCC. Globally, over 700,000 people die each year from liver cancer which is second only to lung cancer among all cancer-related deaths. The high mortality is due to the fact that only around half of all people who develop HCC (in developed countries) receive the diagnosis early enough to have an opportunity for therapeutic intervention. Additionally, recurrence rates are high, and current treatment options remain limited.

HCC is a type of cancer in which the tissue microenvironment plays a major role in its development. In most cases HCC is preceded by significant, long-term damage to liver cells, inflammation and fibrosis. One-third of people with cirrhosis, a very advanced stage of liver disease, will eventually progress to HCC. The chronic injury to the liver leads to many genetic mutations that eventually lead to transformation of cells and formation of tumors. The noxious tissue microenvironment also promotes cancer by altering the function of immune cells and endothelial cells which form tumor-supporting blood vessels. These various events underscore the importance of halting liver injury and scarring as early and effectively as possible to prevent cancer development.

Viral hepatitis may be linked to one or more viruses including hepatitis A, B, C, D, or E. Hepatitis B virus (“HBV”) is one of many hepatitis viruses that selectively infect human liver cells and can establish persistent infections under certain conditions. Chronic infections, especially by HBV, HCV, and HDV, cause progressive liver inflammation, fibrosis, cirrhosis, and cancer. Collectively, these infections represent one of the 3 major triggers of progressive liver disease (NAFLD/NASH and alcohol being the others).

An HBV vaccine is available that, if administered prior to HBV infection, assists the body in neutralizing the virus and blocking infection. However, vaccination is not efficacious for people who are already infected with HBV, and the vaccine has not been historically available to everyone. As a result, an estimated 240 million people worldwide have chronic HBV infection. Anti-HBV medications are used widely by chronically infected individuals but usually are only effective in decreasing viral replication and viremia (virus in the blood), and NOT in eradicating HBV from the liver. This is because HBV, unlike HCV, has evolved clever ways of persisting in liver cells and evading the immune system. Thus, despite vaccines and anti-viral medications, chronic HBV infection remains a huge global health problem. Chronic HBV infection is the leading cause of hepatocellular carcinoma, which kills around 350,000 people per year. A similar number of people die each year from cirrhosis and other complications arising from HBV.

We are developing CRV431 as our lead molecule. CRV431 is a cyclophilin inhibitor that targets specific isomerases that play an important role in protein folding in health and in disease. To date, in vitro and/or in vivo studies have demonstrated reductions in HBV DNA, HBsAg, HBeAg, inhibition of virus uptake (NTCP transport inhibition), and stimulation of innate immunity. Importantly, in vivo studies in a NASH model of fibrosis and HCC have repeatedly demonstrated CRV431 reduces fibrosis scores and overall liver tumor burden. Hence, CRV431 is a pleiotropic molecule that may not only treat liver disease, but may also serve to reduce important risk factors (e.g., HBV) for developing the disease. We have completed a phase 1 study with CRV431 demonstrating safety, tolerability, and pharmacokinetics (PK).

Our second compound, Tenofovir exalidex (“TXL™”), is more advanced clinically with a completed phase 2 study. TXL is a nucleotide pro-drug of tenofovir that inhibits hepatitis B viral replication, and targets the liver, the reservoir for the hepatitis B virus. As our focus is on development of CRV431 in liver disease, we anticipate that we will out-license, partner, or divest ourselves of TXL.

CRV431

CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many isoforms. Cyclophilins play a role in health and in the pathogenesis of certain diseases, and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. Additionally, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the pathogenesis of many diseases, including liver disease and viral hepatitis.

Cyclophilins are pleiotropic enzymes that play a role in injury and steatosis through mechanisms including cell death occurring through mitochondrial pore permeability (cyclophilin D). Inhibition of cyclophilin D, therefore, may play an important role in protection from cell death. Cyclophilin A binding to CD147 is known to play a role in inflammation, cyclophilin B plays a role in fibrosis through collagen production, and cyclophilins also play a role in cirrhosis and cancer (e.g., cell proliferation and metastasis). Cyclophilin inhibition with CRV431, therefore, may play an important role in reducing liver disease.

Important risk factors for development of liver disease include viral hepatitis (HBV, HCV, HDV), alcohol, and non-alcoholic fatty liver disease and the more aggressive form called non-alcoholic steatohepatitis. The life cycle of certain viruses, including for example, HBV, HIV, and hepatitis C virus (“HCV”) infections are dependent on host proteins (cyclophilins) for the role they play in the virus life cycle and propagation of the virus. CRV431 has been developed to inhibit the role of host cyclophilins and therefore interfere in viral propagation. CRV431 does not directly target the virus and, as such, should be less susceptible to drug resistance, borne from viral mutations.

Thus far, in vitro testing of CRV431 has been conducted in-house and in collaboration with external groups including for example, the Scripps Research Institute (Scripps). Data in various cell lines of either transfected or infected HBV demonstrates nanomolar efficacy (EC50 values) and micromolar toxicity (CC50 values). The selective index (“SI”), therefore, is wide and suggests that CRV431 presents a viable clinical drug candidate for the treatment of viral infections, including HBV. Additional testing in a transgenic mouse model of HBV indicated that CRV431 reduced HBV DNA in the liver and HBsAg in serum. CRV431 is orally active and appears to be well tolerated.

On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and we paid a related milestone payment of $1,000,000 and issued 100,737 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders.

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

We in-licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at the (time of the deal). Our intellectual property provides protection to at least 2031.

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

The data in the Phase 2a study demonstrated that doses of TXL from 50-mg to 100-mg resulted in comparable mean HBV viral load reductions to the 300-mg dose of TDF after 28 days of treatment. The data also demonstrated that TXL, at all doses tested, resulted in substantially lower systemic circulating levels of tenofovir in the blood compared to levels observed after dosing with TDF. These results demonstrate the potential for TXL to reduce the risk of bone and kidney-related toxicities associated with TDF.

We submitted an IND to the FDA to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017.We conducted a safety study in patients with severe renal impairment during the fourth quarter of 2017. The study comprised 16 subjects including 8 healthy subjects with normal kidney functions and 8 subjects with severely impaired kidney function. Results from the study confirmed that TXL was safe and well tolerated in both patient groups. Importantly, the data showed that the blood concentrations of tenofovir in severely renally-impaired subjects receiving 50 mg of TXL were similar to the TFV exposure levels observed after dosing of TDF 300 mg. These findings indicate that dosing strength adjustments of TXL is not warranted in patients with compromised renal function. Data from the study provided further support on the strong safety profile of TXL in patients with comorbidities. Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

On January 8, 2018, we met with the FDA’s Division of Antiviral Products at the Center for Drug Evaluation and Research, to review and discuss the data generated for TXL to date, as well as the data package that would be required for the filing of an NDA and successful registration of TXL in the U.S. leveraging the 505(b)(2) regulatory pathway. The 505(b)(2) regulatory pathway allows us to rely upon FDA’s previous findings of safety and efficacy of an approved and marketed product to supplement its own safety and efficacy data, and may be considered in the review by the FDA of a future New Drug Application (NDA). On February 12, 2018, we received agreement from the FDA allowing us to utilize the 505(b)(2) regulatory pathway to streamline the development and registration of TXL. On February 22, 2018, the FDA granted Orphan Drug Designation to TXL for the treatment of chronic hepatitis B infection in a pediatric patient population (up to 11 years of age).

We have made the decision to out-license/partner TXL, as TXL is in late-stage clinical trials which would consume many important company resources. Importantly, we are aligning our programs to address the broader needs of treating liver diseases including NASH, fibrosis, and HCC while also addressing an important risk factor for the development of such diseases (i.e., HBV infection). For this reason, we plan to focus resources and development programs on further advancing CRV431 while seeking partnership opportunities for TXL.

License Agreement

Under the terms of the License Agreement, we licensed TXL™ from Chimerix in exchange for an upfront payment consisting of 120,000 shares of our Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. We may also terminate the License Agreement without cause on a country by country basis upon sixty (60) days prior written notice to Chimerix.

On September 30, 2016 Chimerix converted all shares of Series B Preferred Stock into approximately 134,000 shares of our common stock.

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

On June 13, 2016 we completed our merger with Ciclofilin Pharmaceuticals, Inc. (“CPI”) acquiring all of its outstanding equity interests. Ciclofilin’s lead asset, CPI-431-32 which we renamed CRV431.strengthens ContraVir’s liver disease portfolio and is currently in preclinical development for the treatment of liver fibrosis and also in development against hepatitis B virus (HBV),. On February 14, 2014, CPI, through its wholly owned subsidiary, had entered into a Purchase and Sale Agreement to acquire Aurinia Pharmaceuticals Inc. (“Aurinia”) entire interest in CRV431. There was no upfront consideration. There are future milestone payments of up to CAD $2.9 million, which are to be paid within 30 days of achieving such milestone. In addition to the milestone payments, future payment obligations (in Canadian Dollars “CAD”) include a royalty of 2.5% of net sales. The amount payable under the foregoing royalty obligation is uncapped.

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

In the future, third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend ourselves against such claims, whether they are with or without merit and whether they are resolved in favor of, or against, our licensors or us, we may face costly litigation and the diversion of management’s attention and resources. As a result of such disputes, we may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable in terms acceptable to us, or at all.

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

Employees

As of December 31, 2018, we had fourteen employees. Our relations with our employees are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 399 Thornall Street, First Floor, Edison, New Jersey. Our telephone number is (732) 902-4000. We also maintain a research laboratory in Edmonton, Canada

Available Information

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

As of the year ended December 31, 2018, the transition period ended December 31, 2017 and the fiscal year ended June 30, 2017, we had an accumulated deficit of $76.5 million, $67.0 million, and $59.5 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has also included in its report an explanatory paragraph regarding this uncertainty. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our company.

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

Our product candidate CVRV431 is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

Our product candidates, CRV431 and TXL™, are chemical compounds, also referred to as small molecules. We have limited experience in the discovery, development and manufacturing of these small molecule antiviral compounds. In order to successfully develop these product candidates, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management personnel, and directors to develop, implement and execute our business strategy, operate the Company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidates, we need to retain or attract certain personnel, consultants or advisors with experience in the drug development activities of small molecules that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly Dr. Robert Foster, our Chief Executive Officer. The loss of services of Dr. Foster or our other member of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidates.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of CRV431, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

We are a small company with 14 employees as of December 31, 2018. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December, 31, 2018, December 31, 2017, and June 30, 2017 and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. As of December 31, 2018, December 31, 2017, and June 30, 2017, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On August 29, 2018, we received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2),( the “Rule”) as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had until February 25, 2019, to regain compliance with the minimum bid price requirement. On February 27, 2019, we received a letter from Nasdaq indicating that, based upon our continued non-compliance with the minimum bid price requirement as well as the fact that we have not yet held an annual meeting of shareholders within twelve months of the end of our fiscal year end, our common stock would be subject to delisting unless we timely request a hearing before a Nasdaq Hearings Panel (the “Panel”).  We requested a hearing before the Panel, which request will stay any further action by Nasdaq at least pending a decision following the hearing and the expiration of any additional extension that may be granted by the Panel and were granted a meeting, scheduled to occur on April 11, 2019.  We are considering all of our options to regain compliance; however, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to evidence compliance with the continued listing criteria within the period of time that the Panel may grant it to do so.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was signed in to law that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform has not caused a material impact to our projection of minimal cash taxes or to our net operating losses as of December 31, 2018, the date of these financial statements. Our net deferred tax assets and liabilities were adjusted, and the impact of $0.5 million was recognized as an income tax benefit during the first quarter of 2018. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in February 2014, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of CRV431 and TXL™. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The Nasdaq Capital Market under the symbol “CTRV” since February 27, 2015

Holders of Record

As of December 31, 2018, there were approximately 207 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	642,596	$12.32	694,904

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

Historically, our fiscal years ended on June 30. On December 14, 2017, our Board of Directors approved a change in our fiscal year from June 30 to December 31, effective December 31, 2017. In this Annual Report, our fiscal years are identified according to the calendar year in which they are historically ended (e.g. the fiscal year ended June 30, 2017 is referred to as “fiscal 2017,” and June 30, 2016 is referred to as “fiscal 2016,” as if we had not changed our fiscal year to a calendar year on December 14, 2017 (effective December 31, 2017)). The transition period is for the six months ending December 31, 2017.

Business Overview

We are a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of targeted pharmaceutical therapies for liver disease. Liver disease may arise from chronic alcohol use, chronic hepatitis B, C and D virus (HBV, HCV, HDV), and non-alcoholic steatohepatitis (NASH). Fat accumulation in the liver (steatosis), inflammation, ballooning degeneration, and fibrosis are some of the changes observed with liver disease. In some instances, disease may progress to cirrhosis and hepatocellular carcinoma (HCC), the most common type of primary liver cancer.

Up to 25% of people with chronic hepatitis B virus (HBV) infection die prematurely from liver failure, cirrhosis, or liver cancer. Further, HBV-related end-stage liver disease or HCC account for almost 1 million deaths per year and approximately 5-10% of liver transplant cases. The cumulative sales in the US, EU Five, and Japan is expected to exceed $200 billion over the next 20 years. HCC is the fifth most common cancer in men and the seventh most common cancer in women. The five-year survival of HCC patients is only about 10%.

We are developing two novel oral compounds. The first, ‘CRV431’, is a cyclophilin inhibitor that targets specific isomerases that play an important role in protein folding in health and in disease. To date, in vitro and/or in vivo studies have demonstrated reductions in HBV DNA, HBsAg, HBeAg, inhibition of virus uptake (NTCP transport inhibition), and stimulation of innate immunity. Importantly, in vivo studies in a NASH model of fibrosis and HCC have repeatedly demonstrated CRV431 reduces fibrosis scores and overall liver tumor burden. Hence, CRV431 is a pleiotropic molecule that may not only treat liver disease, but may also serve to reduce important risk factors (e.g., HBV) for developing the disease. We have completed a phase 1 study with CRV431 demonstrating safety, tolerability, and pharmacokinetics (“PK”).

Our second compound, ‘TXL’, is more advanced clinically (completed phase 2). TXL is a nucleotide pro-drug of tenofovir that inhibits hepatitis B viral replication, and targets the liver, the reservoir for the hepatitis B virus. CRV431 and TXL have differing modes of action and, therefore, may complement one another in the treatment of HBV. Both compounds address a significant risk factor for the development of liver disease, HBV, whereas CRV431 additionally targets advancing stages of liver disease (e.g., fibrosis/HCC).

CRV431

CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many isoforms. Cyclophilins play a role in health and in the pathogenesis of certain diseases, and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. Additionally, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the pathogenesis of many diseases, including liver disease and viral hepatitis.

Cyclophilins are pleiotropic enzymes that play a role in injury and steatosis through mechanisms including cell death occurring through mitochondrial pore permeability (cyclophilin D). Inhibition of cyclophilin D, therefore, may play an important role in protection from cell death. Cyclophilin A binding to CD147 is known to play a role in inflammation, cyclophilin B plays a role in fibrosis through collagen production, and cyclophilins also play a role in cirrhosis and cancer (e.g., cell proliferation and metastasis). Cyclophilin inhibition with CRV431, therefore, may play an important role in reducing liver disease.

Important risk factors for development of liver disease include viral hepatitis (HBV, HCV, HDV), alcohol, and non-alcoholic fatty liver disease (NAFLD) and the more aggressive form called non-alcoholic steatohepatitis (NASH). The life cycle of certain viruses, including for example, HBV, HIV, and hepatitis C virus (HCV) infections is dependent on host proteins (cyclophilins) for the role they play in the virus life cycle and propagation of the virus. CRV431 has been developed to inhibit the role of host cyclophilins and therefore interfere in viral propagation. CRV431 does not directly target the virus and, as such, should be less susceptible to drug resistance, borne from viral mutations.

Thus far, in vitro testing of CRV431 has been conducted in-house and in collaboration with external groups including for example, the Scripps Research Institute (Scripps). Data in various cell lines of either transfected or infected HBV demonstrates nanomolar efficacy (EC50 values) and micromolar toxicity (CC50 values). The selective index (SI), therefore, is wide and suggests that CRV431 presents a viable clinical drug candidate for the treatment of viral infections, including HBV. Additional testing in a transgenic mouse model of HBV indicated that CRV431 reduced HBV DNA in the liver, and HBsAg in serum. CRV431 is orally active and appears to be well tolerated.

On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) FDA to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 in which we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) in June 2016 wherein we paid a related milestone payment of $1,000,000 and issued 100,737 shares of our common stock, representing 2.5% of our issued and outstanding common stock as of June, 2016 to the Ciclofilin shareholders.

TXL

TXL is a novel lipid acyclic nucleoside phosphonate that is designed to deliver high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL’s novel structure results in decreased circulating levels of tenofovir (“TFV”), lowering systemic exposure and thereby reducing the potential for renal side effects. We have completed Phase 1 and Phase 2 clinical trials in healthy volunteers and HBV patients, demonstrating an efficacious agent with favorable safety and tolerability profile. We are continuing the development of TXL for the treatment of chronic Hepatitis B (HBV) infection.

We licensed TXL from Chimerix in exchange for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million at the (time of the deal). Our intellectual property provides protection to at least 2031.

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

We submitted an IND to the FDA to support initiation of our HBV clinical development program in the United States and received a notice of approval in September 2017.

We conducted a safety study in patients with severe renal impairment during the fourth quarter of 2017. The study comprised 16 subjects including 8 healthy subjects with normal kidney functions and 8 subjects with severely impaired kidney function. Results from the study confirmed that TXL was safe and well tolerated in both patient groups. Importantly, the data showed that the blood concentrations of tenofovir (TFV) in severely renally-impaired subjects receiving 50 mg of TXL were similar to the TFV exposure levels observed after dosing of TDF 300 mg. These findings indicate that dosing strength adjustments of TXL is not warranted in patients with compromised renal function. Data from the study provided further support on the strong safety profile of TXL in patients with comorbidities. Additionally, we received approval for our Clinical Trial Application (“CTA”) in the United Kingdom.

On January 8, 2018, we met with the FDA’s Division of Antiviral Products at the Center for Drug Evaluation and Research, to review and discuss the data generated for TXL to date, as well as the data package that would be required for the filing of an NDA and successful registration of TXL in the U.S. leveraging the 505(b)(2) regulatory pathway. The 505(b)(2) regulatory pathway allows us to rely upon FDA’s previous findings of safety and efficacy of an approved and marketed product to supplement its own safety and efficacy data, and may be considered in the review by the FDA of a future New Drug Application (“NDA”). On February 12, 2018, we received agreement from the FDA allowing us to utilize the 505(b)(2) regulatory pathway to streamline the development and registration of TXL B. On February 22, 2018, the FDA granted Orphan Drug Designation to TXL for the treatment of chronic hepatitis B infection in a pediatric patient population (up to 11 years of age).

We have made the decision to out-license/partner TXL, as TXL is in late-stage clinical trials which would consume many important company resources. Importantly, we are aligning our programs to address the broader needs of treating liver diseases including NASH, fibrosis, and HCC while also addressing an important risk factor for the development of such diseases (i.e., HBV infection). For this reason, we plan to focus resources and development programs on further advancing CRV431 while seeking partnership opportunities for TXL.

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2018, we have an accumulated deficit of approximately $76.5 million. From inception through December 31, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On October 7, 2015, we entered into an underwriting agreement related to the public offering and sale of 625,000 shares of common stock and warrants to purchase up to 375,000 shares of common stock, at a fixed combined price to the public of $24.00 under our prior shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $34.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. We also granted the Underwriters a 45-day option to purchase up to an additional 93,750 additional shares of common stock and additional warrants to purchase up to 56,250 shares of common stock at $24.00, which was not exercised. The gross proceeds to us were $15.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $1.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $12.8 million.

On July 3, 2018, we completed a rights offering pursuant to its effective registration statement on Form S-1. We offered units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of our Series C Convertible Preferred Stock, or Series C, and 575 common stock warrants. Upon completion of the offering, pursuant to this rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 6,224,950 common stock warrants. We received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants. The common stock warrants are exercisable at $1.55 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. We may redeem the warrants for $0.01 per warrant if our common stock closes above $6.20 per share for ten consecutive trading days, provided that we may not do so prior to the first anniversary of the closing of the unit offering. The warrants are being sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, we cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they exercised, terminated or otherwise settled.

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

Going Concern

As of the year ended December 31, 2018, we had $2.8 million in cash. Net cash used in operating activities was $15.6 million for the year ended December 31, 2018. Net loss for the year ended December 31, 2018 was $9.4 million. As of December 31, 2018 we had an accumulated deficit of $76.5 million. As of December 31, 2018, we had working capital of $0.1 million, whereas on December 31, 2017 and June 30, 2017 we had working capital of $3.5 million and $10.2 million, respectively. We expect to incur losses for the next several years as we expand our research, development and clinical trials of TXL™ and CRV143. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, convertible notes, contingent consideration and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for convertible notes, contingent consideration and derivative instruments. We adopted the fair value measurement for our convertible notes, which is updated each reporting period and we mark to market our contingent consideration  and derivative instruments at the end of each reporting period.

A lattice-based model is used to estimate the fair value of the Secured Convertible Note.  The lattice model utilizes a “decision tree” whereby future movement in our common stock price is estimated based on a volatility factor.  We classified the fair value of the Secured Convertible Note as a Level 3 measurement due to the lack of observable market data.  The lattice model requires the development and use of assumptions including our stock price volatility returns, an appropriate risk- free interest rate, default intensity rate and expected recovery rate given default.  The estimated fair value of the Secured Convertible Note as of December 31, 2018 was $1.44 million and was based on the following inputs: stock volatility of 80.0 percent, risk- free rate of 2.61 percent related to assumed term of 0.85 years, default Intensity of 23.7 percent and a recovery rate of 30.0 percent.

Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $0.28. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin,) and we paid a related milestone payment of $1,000,000 and issued 100,737 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders.

Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. The fair value of certain warrants, deemed to be derivative instruments, were recorded as derivative liabilities under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently the liability was adjusted to fair value as of each reporting period and the changes in fair value of derivative liabilities were recorded in the statements of operations under the caption “Change in fair value of derivative liabilities.”

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings deemed to be derivative instruments due to certain contingent put feature on the warrants, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The warrants, issued in connection with the July 2018 Rights Offering are deemed to be derivative instruments since if we do not maintain an effective registration statement, we are obligated to deliver registered shares upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside of our control. Therefore the fair value of the warrants were determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The fair value is affected by changes in inputs to the model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2018, December 31, 2017, and June 30, 2017, the fair value of such warrants was $0.4 million, $0.7 million, and $1.7 million, respectively, which we classified as a long term derivative liability on our balance sheets.

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

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandon development of the related IPR&D. The deferred tax liability has been adjusted to $0.9 million during the transition period ended December 31, 2017 based on changes in the tax rate due to the enactment of tax reform law on December 22, 2017. In conjunction with the enactment of tax reform law in December 2017, we also performed an evaluation with regard to Deferred Tax Assets generated by temporary differences, which would reverse and turn into indefinite lived NOL carryforwards, and also if Deferred Tax Liabilities associated with IPR&D could offset indefinite lived DTAs. As of December 31, 2017 there was a gross value of DTAs of $3.2 million, therefore based on a 21% effective tax rate and subject to an 80% cap an NOL of approximately $536,000 should have been recorded as of December 31, 2017. This adjustment was made in the three months ended March 31, 2018.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At the year ended December 31, 2018, the transition period ended December 31, 2017 and the year ended June 30, 2017 we had prepaid research and development costs of $41,514, $32,903, and $75,484, respectively.

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired in-process research & development, or IPR&D, are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in our fourth quarter, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Pursuant to ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that the goodwill or the acquired IPR&D is impaired. If we choose to first assess qualitative factors and determines that it is not more likely than not goodwill or acquired IPR&D is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. Our CRV431 intangible asset and goodwill are assessed for impairment annually on December 31st of our fiscal year or more frequently if impairment indicators exist. We performed a quantitative impairment test of the CRV431 intangible asset and a qualitative impairment test of goodwill. As of December 31, 2018, we determined there was no impairment to our CRV431 intangible asset and goodwill.

If we perform a quantitative assessment of goodwill, it utilizes the two-step approach prescribed under ASC Topic 350. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. We test for impairment at the entity level because it operates on the basis of a single reporting unit. If the carrying value exceeds fair value, we then perform Step 2 to measure the amount of impairment loss, if any. In Step 2, we estimate the fair value of its individual assets, including identifiable intangible assets, and liabilities to determine the implied fair value of goodwill. We then compare the carrying value of its goodwill to its implied fair value. The excess of the carrying value of goodwill over its implied fair value, if any, is recorded as an impairment charge.

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the year ended December 31, 2018, the transition period ended December 31, 2017, or the fiscal year ended June 30, 2017.

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on our consolidated balance sheets at its acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate.  These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to its revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.

There was no impairment of IPR&D for the year ended December 31, 2018, the transition period ended December 31, 2017 or the fiscal year ended June 30, 2017.  The discount rates applied to the estimated cash flows for our December 31, 2018 IPR&D impairment test was 35%, depending on the overall risk associated with the particular asset and other market factors. We believe the discount rates and other inputs and assumptions are consistent with those that a market participant would use.  Our assumed discount rate used in the impairment assessment would have to change by more than 800 basis points for there to be a material change in our analysis.

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

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to our accumulated deficit position, no excess tax benefits have been recognized. In March 2016, the FASB issued Accounting Standards Updates (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) (see Note 4 to our audited financial statements appearing elsewhere in this Annual Report) which states that excess tax benefits should be classified along with other income tax cash flows as an operating activity. This guidance is effective for us for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Due to our accumulated deficit position, no excess tax benefits have been recognized.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

In August of 2018, the FASB issued ASU 2018-13 — Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. We are currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

In July of 2018, the FASB issued ASU 2018-11 — Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which addresses stakeholders’ inquiries that are applicable to us regarding reporting requirements for initial adoption of ASU 2016-02. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard in ASU 2016-02, allowing an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-11follow the same effective dates as ASU 2016-02 for us. We are currently evaluating the impact that this guidance will have in conjunction with the guidance in ASU 2016-02 (as described below).

In July of 2018, the FASB issued ASU 2018-10 — Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. The amendments in ASU 2018-10 follow the same effective dates as ASU 2016-02. We are currently evaluating the impact that this guidance will have in conjunction with the guidance in ASU 2016-02 (as described below).

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

In March of 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. We have evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the determination of a reasonable estimate of our deferred tax liability and appropriate disclosures in the notes to our consolidated financial statements (see Note 11 to our audited financial statements appearing elsewhere in this Annual Report).

In May of 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. We have adopted ASU 2017-09. The adoption of this guidance did not have a material impact on our financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for us for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We have adopted ASU 2016-09. The adoption of this guidance did not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Our primary lease arrangement is associated with a lease for its corporate office space. We are is still evaluating the impact of the adoption of this standard; however, based on the size of our future operating lease commitments as of December 31, 2018 (discussed in Note 13 to our audited financial statements appearing elsewhere in this Annual Report), we expect to record a ROU asset and a lease liability on the balance sheet upon adoption and we expect that adoption of the new lease accounting standard will have a material impact on our balance sheet on the date of adoption.

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

We may take advantage of these provisions up to the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the distribution; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2018 and 2017:

	Years ended
	December 31, 2018	(Unaudited) December 31, 2017	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	7,593,715	13,368,165	(5,774,450)
General and administrative	7,000,444	7,277,951	(277,507)
Loss from operations	(14,594,159)	(20,646,116)	(6,051,957)

Other income (expense):
Change in fair value of debt	(108,942)	—	(108,942)
Interest on debt	(339,158)	—	(339,158)
Change in fair value of derivatives instruments – warrants and contingent consideration	5,056,964	5,618,598	(561,634)

Loss before income taxes	(9,985,295)	(15,027,518)	5,042,223
Income tax benefit	536,000	1,947,760	(1,411,760)
Net loss	$(9,449,295)	$(13,079,758)	$3,630,463

The unaudited information for the year ended December 31, 2017 in the above schedule has been derived by calculating the six months ended June 30, 2017 derived from audited consolidated financial statements and unaudited condensed consolidated financial statements of ContraVir Pharmaceuticals, Inc. previously filed on Form 10-K and Form 10-Q with the U.S. Securities and Exchange Commission and adding financial information to the audited consolidated financial statements previously filed on From 10-KT for the transition period ended December 31, 2017.

We had no revenues during the years ended December 31, 2018 and 2017, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended December 31, 2018 and 2017 amounted to $7.6 million and $13.4 million, respectively. The $5.8 million decrease is mainly due to a $3.0 million decrease in clinical development costs associated with our Valnivudine clinical trials, a $1.0 million decrease in purchases of lab supplies, a $1.0 decrease in clinical trial costs related to TXL, a $0.7 million decrease in outside services, a $0.5 million decrease in stock based compensation, a $0.5 million decrease in payroll and related costs and $0.3 million lower costs for manufacturing partially offset by a $1.2 million increase in clinical trial costs related to CRV 431.

General and administrative expenses for the years ended December 31, 2018 and 2017 amounted to $7.0 million and $7.3 million, respectively. The $0.3 million decrease is mainly due to a $0.8 million decrease in stock compensation expense primarily due to forfeiture of options associated with the departure of our Chief Executive Officer and Chief Operating Officer and a $0.3 million decrease in professional fees partially offset by a $0.7 million increase in payroll and related costs primarily associated with severance.

During the year ended December 31, 2018, we recorded an income tax benefit of $0.5 million resulting from an adjustment for deferred tax liability. During the year ended December 31, 2017, we received an income tax benefit of $1.9 million, $1.6 million resulting from the sale of our net operating losses to a third party and $0.4 million from an adjustment for deferred tax liability due to the change in tax rate based on the Tax Cuts and Jobs Act of 2017.

Net loss for the years ended December 31, 2018 and 2017 was $9.4 million and $13.0 million, respectively, which was the result of the operating expenses discussed above, offset by other income resulting from the change in fair value of derivative instruments-warrants of $5.1 million and $5.6 million for the years ended December 31, 2018 and 2017, and a $0.3 million accrued interest on debt expense for the year ended December 31, 2018.

Comparison of the transition period ended December 31, 2017 and 2016:

	Transition period ended
	December 31, 2017	(Unaudited) December 31, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	7,163,530	7,447,352	(283,822)
General and administrative	3,358,091	3,452,025	(93,934)
Loss from operations	(10,521,621)	(10,899,377)	(377,756)

Other income (expense):
Change in fair value of warrant liability and contingent consideration	1,062,769	(331,010)	1,393,779

Loss before income taxes	(9,458,852)	(11,230,387)	1,771,535
Income tax benefit	1,947,760	1,908,003	39,757
Net loss	$(7,511,092)	$(9,322,384)	$1,811,292

The unaudited information for the six months ended December 31, 2016 in the above schedule has been obtained from the unaudited condensed consolidated financial statements of ContraVir Pharmaceuticals, Inc. on Form 10-Q with the U.S. Securities and Exchange Commission previously filed on February 14, 2017.

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

Comparison of Years Ended June 30, 2017 and 2016:

	Year ended
	June 30, 2017	June 30, 2016	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	13,651,987	15,019,276	(1,367,289)
General and administrative	7,371,885	5,786,209	1,585,676
Loss from operations	(21,023,872)	(20,805,485)	(218,387)
Other income/(expense):
Change in fair value of warrant liability and contingent consideration	4,224,819	3,806,847	417,972
Loss before income taxes	(16,799,053)	(16,998,638)	199,585
Income tax benefit	1,908,003	—	1,908,003
Net loss	$(14,891,050)	$(16,998,638)	$2,107,588

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

Liquidity and Capital Resources

The following table summarizes our cash flows for the year ended December 31, 2018, the transition period ended December 31, 2017, and the year ended June 30, 2017:

	Year ended	For the transition period ended	Year ended
	December 31, 2018	December 31, 2017	June 30, 2017
Net cash (used in) provided by:
Operating activities	$(15,646,027)	$(8,209,286)	$(19,172,110)
Investing activities	900	—	(14,709)
Financing activities	12,523,539	1,180,555	24,765,627
Net decrease in cash	$(3,121,588)	$(7,028,731)	$5,578,808

As of December 31, 2018, we had $2.8 million in cash, as compared to $6.0 and $13.0 million as of December 31, 2017 and June 30, 2017, respectively. Net cash used in operating activities for the year ended 2018, the transition period ended December 31, 2017 and the year ended June 30, 2017 was $15.6 million, $8.2 million and $19.2 million, respectively, and relates primarily to net cash used to fund our clinical research and development activities and our general and administrative operations. As of December 31, 2018 we had working capital of $0.1 million, as compared to $3.5 million, and $10.2 as of December 31, 2017 and June 30, 2017, respectively.

Net cash provided by financing activities for the year ended December 31, 2018 primarily consisted of net proceeds of $9.9 million from the Rights Offering, described further below, $2.0 million of proceeds from the debt financing, $1.6 million from the issuance of common stock, and $0.1 million of proceeds from the exercise of warrants partially offset by $1.0 million of Contingent Consideration milestone payments and $0.7 million of debt financing repayments. Net cash provided by financing activities for the transition period ended December 31, 2017 primarily consisted of net proceeds of $1.2 million from an equity offering and the Controlled Equity Offering. Net cash provided by financing activities for the year ended June 30, 2017 primarily consisted of net proceeds of $24.8 million from an equity offering and the Controlled Equity Offering.

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

The gross proceeds of the offering were first allocated to the warrants based on the fair value of the warrants at that time, with the residual proceeds allocated to the Series C. All offering costs were allocated between the Series C and the warrants. In addition, pursuant to a private offering, the placement agent received, as compensation for the transaction, equity warrants to purchase 279,381 shares of our common stock priced at $1.71 per share. The fair value of the placement agent equity classified warrants was $0.2 million at the time of issuance and $0.1 million was allocated to the Series C and $0.1 million was allocated to the liability classified common stock warrants. All costs allocated to the liability classified warrants were expensed immediately and as a component of general and administrative expenses within our consolidated statement of operations.

Each share of Series C Preferred Stock (“Series C”) will be convertible, at our option at any time on or after the first anniversary of the closing of the Rights Offering (as defined below) or at the option of the holder at any time, into the number of shares of our common stock, par value $0.0001 per share (the “Common Stock”) determined by dividing the $1,000 stated value per share of the Series C by a conversion price of $1.55 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series C Preferred Stock will not have the right to convert any portion of the Series C to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the holder’s shares of Series C. The holder, upon notice to us, may increase or decrease the beneficial ownership limitation applicable to its shares of Series C, provided that in no event shall the limitation exceed 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the holder’s shares of Series C.

In the event we effect certain mergers, consolidations, sales of substantially all of its assets, tender or exchange offers, reclassifications or share exchanges in which its Common Stock is effectively converted into or exchanged for other securities, cash or property, we consummate a business combination in which another person acquires 50% of the outstanding shares of its Common Stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by our issued and outstanding Common Stock, then, upon any subsequent conversion of the Series C, the holders of the Series C will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of Common Stock then issuable upon conversion in full of the Series C.

Holders of Series C shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of Common Stock. Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the Series C has no voting rights. Upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series C will be entitled to receive out of the assets, whether capital or surplus, of the same amount that a holder of Common Stock would receive if the Series C were fully converted (disregarding for such purpose any conversion limitations thereunder) to Common Stock, which amounts shall be paid pari passu with all holders of Common Stock. We are not obligated to redeem or repurchase any shares of Series C. Shares of Series C are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

There are no stated dividends or redemption features associated with the Series C. The Series C have no voting rights. Each share of the Series C is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. The Series C conversion price is currently $1.55. The preferred stock is automatically convertible into common stock in the event of a fundamental transaction to us. Based on these facts, the Series C is classified as permanent equity.

Beneficial Conversion Feature- Series C Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $1.55 per share. Based on the guidance in ASC 470-20-20, we have determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. Based on the additional conversions of Series C preferred stock in the fourth quarter of 2018, the beneficial conversion feature accreted back to the preferred stock as a dividend charged to additional paid in capital is $3.8 million as of December 31, 2018.

On May 8, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which we issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to us in four tranches of $250,000 upon request by us. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of December 31, 2018. We plan to use the proceeds for the continued development of our TXL and CRV431 compounds for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of our common stock at our election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if our common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. We also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of our assets, except for intellectual property. We identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that we comply with certain non-financial covenants customary for financing of this nature which we were in compliance with as of December 31, 2018. During November and December of 2018, we received redemption requests totaling $0.8 million from IRT, approximately $0.1 million of which was attributed to interest.

We are eligible to elect the fair value option under ASC 815 and bypass analysis of potential embedded derivatives and further analysis of bifurcation of any such and have elected such option. Therefore, the debt will be recorded at its fair value upon issuance and subsequently re-measured at each reporting period until maturity. Additionally, all issuance costs incurred in connection with a debt instrument that is measured at fair value pursuant to the election of the fair value option are expensed during the period the debt is acquired. We incurred $200,000 of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying consolidated statement of operation for the quarter ended June 30, 2018. The Note carries total debt discount of $225,000 (comprising of original issue discount of $200,000 and $25,000 payment to IRT for transaction expenses) which was not recorded due to the election of the fair value option.

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

For the year ended December 31, 2018 and the transition period December 31, 2017, we sold approximately 766,288 and 280,100 shares of our common stock resulting in net proceeds of approximately $1.6 million and $1.2 million, respectively, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

Operating and Capital Expenditure Requirements

As of December 31, 2018, we had an accumulated deficit of $76.5 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of TXL™ and CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The audited financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations and Commitments

We have no material long-term contractual cash obligations as of December 31, 2018, other than our debt (see Note 5) and an operating lease for our office space. The following table summarizes this obligation:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Operating lease	$872,723	$202,734	$616,087	$53,902	$—
Convertible debt (remaining principal)	1,556,000	1,556,000	—	—	—
Total contractual obligations	$2,428,723	$1,758,734	$616,087	$53,902	$—

We have recorded contingent consideration for the acquisition of Ciclofilin on June 10, 2016 as well as executed several license agreements, as discussed in Note 7 and Note 13 to the consolidated financial statements, respectively. Other than the payments noted in the table above, we have not included the contingent consideration payments or accrued milestone and royalty payments associated with licensing as management cannot reasonably estimate if or when they will occur.

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

ContraVir Pharmaceuticals, Inc.

Edison, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ContraVir Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for year ended December 31, 2018, the six month transition period ended December 31, 2017, the year ended June 30, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, December 31, 2017, and June 30, 2017, and the results of their operations and cash flows for the year ended December 31, 2018, the six month transition period ended December 31, 2017 and the year ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

Woodbridge, New Jersey

March 13, 2019

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash	$2,832,429	$5,954,017
Prepaid expenses	135,591	108,075
Total Current Assets	2,968,020	6,062,092
Property and equipment, net	32,434	56,595
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	127,794	73,289
Total Assets	$8,189,172	$11,252,900
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$748,428	$1,556,883
Accrued expenses	661,421	1,046,698
Convertible debt	1,440,000	—
Total Current Liabilities	2,849,849	2,603,581

Contingent consideration	2,590,000	3,380,000
Deferred tax liability	360,700	896,700
Deferred rent liability	9,235	—
Derivative financial instruments, at estimated fair value—warrants	404,337	669,462
Total Liabilities	6,214,121	7,549,743
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10 per share, issued and outstanding 85,581 and 104,013 shares at December 31, 2018, and December 31, 2017, respectively	855,808	1,040,128
Series C convertible preferred stock, stated value $1,000 per share, 1,974 and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	930,311	—
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 16,608,512 and 9,792,497 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,661	979
Additional paid in capital	76,651,203	69,676,687
Accumulated deficit	(76,463,932)	(67,014,637)
Total Stockholders’ Equity	1,975,051	3,703,157
Total Liabilities and Stockholders’ Equity	$8,189,172	$11,252,900

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year ended	For the transition period ended	Year ended
	December 31, 2018	December 31, 2017	June 30, 2017
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	7,593,715	7,163,530	13,651,987
General and administrative	7,000,444	3,358,091	7,371,885
Total Operating Expenses	14,594,159	10,521,621	21,023,872

Loss From Operations	(14,594,159)	(10,521,621)	(21,023,872)

Other Income (Expense):
Change in fair value of debt	(108,942)	—	—
Interest on debt	(339,158)	—	—
Change in fair value of derivative instruments—warrants and contingent consideration	5,056,964	1,062,769	4,224,819
Loss before income taxes	(9,985,295)	(9,458,852)	(16,799,053)

Income tax benefit	536,000	1,947,760	1,908,003
Net loss	(9,449,295)	(7,511,092)	(14,891,050)
Series C deemed dividend (see note 6)	(8,451,851)	—	—
Net loss Attributable to Common Shareholders	$(17,901,146)	$(7,511,092)	$(14,891,050)

Weighted Average Common Shares Outstanding
Basic	12,871,530	9,678,329	7,286,304
Diluted	12,871,530	9,678,329	7,292,327

Net loss per Common Share (see note 12)
Basic	$(1.39)	$(0.78)	$(2.04)
Diluted	$(1.39)	$(0.78)	$(2.41)

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

For the year ended December 31, 2018, the transition period ended December 31, 2017 and the fiscal year ended June 30, 2017

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series B $0.0001 par value		Preferred Stock, Series C $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
								Par	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance June 30, 2016	1,250,000	$12,500,000	120,000	$1,200,000	—	$—	4,028,905	$403	$32,229,672	$(44,612,495)	$1,317,580
Issuance of common stock, net	—	—	—	—	—	—	2,305,235	231	24,659,528	—	24,659,759
Conversion of preferred stock	(1,145,987)	(11,459,872)	(120,000)	(1,200,000)	—	—	3,118,271	311	12,659,561	—	—
Fair value of warrants issued in connection with equity offering	—	—	—	—	—	—	—	—	(3,976,501)	—	(3,976,501)
Exercise of warrants	—	—	—	—	—	—	6,250	1	160,416	—	160,417
Stock option exercise	—	—	—	—	—	—	4,758	0	31,277	—	31,277
Stock-based compensation expense	—	—	—	—	—	—	—	0	1,756,385	—	1,756,385
Net loss	—	—	—	—	—	—	—	—	—	(14,891,050)	(14,891,050)
Balance June 30, 2017	104,013	$1,040,128	—	$—	—	$—	9,463,419	$946	$67,520,338	$(59,503,545)	$9,057,867
Issuance of common stock, net	—	—	—	—	—	—	329,078	33	1,410,608	—	1,410,641
Stock-based compensation expense	—	—	—	—	—	—	—	—	745,741	—	745,741
Net loss	—	—	—	—	—	—	—	—	—	(7,511,092)	(7,511,092)
Balance December 31, 2017	104,013	$1,040,128	—	$—	—	$—	9,792,497	$979	$69,676,687	$(67,014,637)	$3,703,157
Issuance of common stock, net	—	—	—	—	—		965,052	97	1,986,478	—	1,986,575
Issuance of Series C Preferred	—	—	—	—	10,826	5,734,627	—	—	—	—	5,734,627
Offering costs related to Issuance of Series C Preferred	—	—	—	—	—	(411,259)	—	—	—	—	(411,259)
Placement agent warrants	—	—	—	—	—	(221,269)	—	—	221,269	—	—
Beneficial conversion feature of Series C Preferred	—	—	—	—	—	(3,771,639)	—	—	3,771,639	—	—
Accretion of beneficial conversion feature of Series C Preferred	—	—	—	—	—	3,771,639	—	—	(3,771,639)	—	—
Accretion of Series C Preferred stock discount upon conversion	—	—	—	—	—	4,680,212	—	—	(4,680,212)	—	—
Conversion of Series A Preferred	(18,432)	(184,320)	—	—	—	—	48,000	5	184,315	—	—
Conversion of Series C Preferred	—	—	—	—	(8,852)	(8,852,000)	5,710,963	571	8,851,429	—	—
Exercise of warrants	—	—	—	—	—	—	92,000	9	176,727	—	176,736
Stock-based compensation expense	—	—	—	—	—	—	—	—	234,510	—	234,510
Net loss	—	—	—	—	—	—	—	—	—	(9,449,295)	(9,449,295)
Balance December 31, 2018	85,581	$855,808	—	$—	1,974	$930,311	16,608,512	$1,661	$76,651,203	$(76,463,932)	$1,975,051

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended	For the transition period ended	Year ended
	December 31, 2018	December 31, 2017	June 30, 2017
Cash Flows From Operating Activities:
Net loss	$(9,449,295)	$(7,511,092)	$(14,891,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	234,510	745,741	1,700,225
Stock issued for services			56,160
Change in fair value of derivative instrument—warrants	(5,322,362)	(1,062,769)	(4,224,819)
Change in the fair value of contingent consideration	265,398	—	—
Change in the fair value of debt	108,942	—	—
Deferred tax liability adjustment	(536,000)	(372,920)	—
Loss on the sale of assets	4,474	—	—
Depreciation and amortization expense	18,787	10,969	27,993
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(897,695)	(111,207)	(2,128,263)
Deferred rent liability	9,235	—	—
Prepaid expenses and other assets	(82,021)	91,992	287,644
Net Cash Used In Operating Activities	(15,646,027)	(8,209,286)	(19,172,110)

Cash Flows From Investing Activities:
Proceeds from the sale of fixed assets	900	—	—
Purchase of property and equipment	—	—	(14,709)
Net Cash Provided By (Used In) Investing Activities	900	—	(14,709)

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	1,635,140	1,180,555	24,659,760
Proceeds from issuance of Series C Preferred stock, net	10,414,741	—	—
Proceeds from the exercise of warrants	142,600	—	85,000
Proceeds from stock options exercised	—	—	31,277
Proceeds from debt financing	2,000,000	—	—
Repayment of debt financing	(668,942)	—	—
Payment of contingent consideration milestone	(1,000,000)	—	—
Change in current portion of capital lease	—	—	(10,410)
Net cash provided by financing activities	12,523,539	1,180,555	24,765,627

Net (decrease) increase in cash	(3,121,588)	(7,028,731)	5,578,808
Cash at beginning of period	5,954,017	12,982,748	7,403,940

Cash at end of period	$2,832,429	$5,954,017	$12,982,748

Supplementary Disclosure Of Cash Flow Information:
Cash paid for Interest	$131,058	$—	$—

Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$296,037	$230,086	$—
Issuance of common stock in conjunction with milestone payment	$55,398	$—	$—
Derecognition of Series C warrants exercised	$34,136	$—	$75,417
Conversion of Series A convertible preferred stock	$184,320	$—	$—
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$4,680,212	$—	$—
Beneficial Conversion Factor accreted as Series C deemed dividend	$3,771,639	$—	$—
Fair value of warrants issued in conjunction with common stock offering	$5,091,373	$—	$3,976,501
Warrants issued to Placement Agent	$221,269	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business Overview

ContraVir Pharmaceuticals Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company focused on the development of targeted pharmaceutical therapies for liver disease. Liver disease may arise from chronic alcohol use, chronic hepatitis B, C and D virus (HBV, HCV, HDV), and non-alcoholic steatohepatitis (NASH). Fat accumulation in the liver (steatosis), inflammation, ballooning degeneration, and fibrosis are some of the changes observed with liver disease. In some instances, disease may progress to cirrhosis and hepatocellular carcinoma (HCC), the most common type of primary liver cancer.

The Company is developing two novel oral compounds. The first, ‘CRV431’, is a cyclophilin inhibitor that targets specific isomerases that play an important role in protein folding in health and in disease. To date, in vitro and/or in vivo studies have demonstrated reductions in HBV DNA, HBsAg, HBeAg, inhibition of virus uptake (NTCP transport inhibition), and stimulation of innate immunity. Importantly, in vivo studies in a NASH model of fibrosis and HCC have repeatedly demonstrated CRV431 reduces fibrosis scores and overall liver tumor burden. Hence, CRV431 is a pleiotropic molecule that may not only treat liver disease, but may also serve to reduce important risk factors (e.g., HBV) for developing the disease. The Company has completed a phase 1 study with CRV431 demonstrating safety, tolerability, and pharmacokinetics (PK).

The Company’s second compound, ‘TXL’, is more advanced clinically (completed phase 2). TXL is a nucleotide pro-drug of tenofovir that inhibits hepatitis B viral replication, and targets the liver, the reservoir for the hepatitis B virus. CRV431 and TXL have differing modes of action and, therefore, may complement one another in the treatment of HBV. Both compounds address a significant risk factor for the development of liver disease, HBV, whereas CRV431 additionally targets advancing stages of liver disease (e.g., fibrosis/HCC).

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

Principles of Consolidation

The consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and ContraVir Research Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of December 31, 2018, ContraVir had $2.8 million in cash. Net cash used in operating activities was $15.6 million for the year ended December 31, 2018. Net loss for the year ended December 31, 2018 was $9.4 million. As of December 31, 2018 the Company had an accumulated deficit of $76.5 million. As of December 31, 2018, ContraVir had working capital of $0.1 million, whereas on December 31, 2017 ContraVir had working capital of $3.5 million. The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of convertible debt, common stock and preferred stock. The Company expects to continue to incur losses for the next several years as it expands its research, development and clinical trials of TXL™ and CRV431. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

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

The Company will be required to raise additional capital within the next year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on unfavorable terms.

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

Cash

As of December 31, 2018 and December 31, 2017, the amount of cash was approximately $2.8 million and $6.0 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016, and April 2017 common stock offerings were deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The warrants, issued in connection with the July 2018 Rights Offering are deemed to be derivative instruments since if the Company does not maintain an effective registration statement, the Company is obligated to deliver registered shares upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside of the control of the Company. Therefore the fair value of the warrants were determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The fair value of warrants were affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2018 and December 31, 2017, the fair value of all warrants was $0.4 million and $0.7 million, respectively, which are classified as a long term derivative liability on the Company’s balance sheets.

Property, equipment and depreciation

As of December 31, 2018 and December 31, 2017, the Company had $32,434 and $56,595, respectively, of property and equipment, consisting primarily of computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the year ended December 31, 2018, the transition period ended December 31, 2017, and June 30, 2017 was $18,787, $10,969, and $27,993, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. The Company will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2018 and December 31, 2017.

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

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in the Company’s fourth quarter, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Pursuant to ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the goodwill or the acquired IPR&D is impaired. If the Company chooses to first assess qualitative factors and determines that it is not more likely than not goodwill or acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company’s CRV431 intangible asset and goodwill are assessed for impairment annually on December 31st of the Company’s fiscal year or more frequently if impairment indicators exist. The Company performed a quantitative impairment test of the CRV431 intangible asset and a qualitative impairment test of goodwill. As of December 31, 2018, the Company determined there was no impairment to the Company’s CRV431 intangible asset and goodwill.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the year ended December 31, 2018, the transition period ended December 31, 2017, or the fiscal year ended June 30, 2017.

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on the Company’s consolidated balance sheets at its acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of the Company’s IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

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

There was no impairment of IPR&D for the year ended December 31, 2018, the transition period ended December 31, 2017 or the fiscal year ended June 30, 2017.

The discount rates applied to the estimated cash flows for the Company’s December 31, 2018 IPR&D impairment test was 35%, depending on the overall risk associated with the particular asset and other market factors. The Company believes the discount rates and other inputs and assumptions are consistent with those that a market participant would use. Our assumed discount rate used in the impairment assessment would have to change by more than 800 basis points for there to be a material change in our analysis.

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

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the related IPR&D. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $900,000 recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit at that time. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. The Company performed an evaluation with regard to the impact of Deferred Tax Assets (“DTA”) that were generated by Temporary Differences (such as Stock Compensation, Accrued Vacation, depreciation, etc.) which would reverse and turn into indefinite lived NOL carryforwards and whether the Deferred Tax Liability associated with In-Process R&D could be used to offset indefinite lived DTAs. In March 2018, the Company recorded an adjustment to the valuation allowance in the approximate amount of $536,000 This adjustment reflects the adjustment allowed by the Tax Cuts and Jobs Act of 2017 to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed..

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2018 and December 31, 2017, the Company had prepaid research and development costs of $41,514 and $32,903, respectively.

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

Foreign Exchange

The functional currency of ContraVir and ContraVir Research Inc. is the U.S. dollar. The functional currency of ContraVir Research Corp. is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at December 31, 2018, December 31, 2017, and June 30, 2017.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at December 31, 2018, December 31, 2017, and June 30, 2017.

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

Reclassifications

Certain prior period balances have been reclassified to conform with the current year presentation. Such reclassification had no impact on the Company’s financial position, results of operations or cash flows in those years.

Immaterial Correction of Misstatements

Subsequent to the issuance of the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018 filed on Form 10-Q, the Company determined that a reclassification was required to correct the disclosure of the components of total stockholders’ equity, namely to increase the amount of Series C convertible preferred stock and to decrease the amount of additional paid-in capital in the approximate amount of $835,000. The reclassification had no effect on total stockholders’ equity; net loss, cash flows or the Company’s financial position as previously reported.  The Company also determined that a revision was required to adjust an over accretion upon conversion of the Series C preferred stock to common stock resulting in an adjustment to decrease the previously reported Deemed Dividend and to decrease the amount of Net loss Attributable to Common Shareholders in the approximate amount of $500,000. This adjustment had no impact to net loss or cash flows of the Company or the Company’s financial position as previously reported and was determined to be immaterial and was corrected as an out of period adjustment in the year ended December 31, 2018.

In connection with the preparation of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018 the Company identified a $0.5 million reduction to the Company’s deferred tax liabilities that should have been recorded to the valuation allowance to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed. This adjustment was determined to be immaterial and was corrected as an out of period adjustment recorded in the quarter ended March 31, 2018.

4. Recent Accounting Pronouncements

In August of 2018, the FASB issued ASU 2018-13 — Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. The Company is currently evaluating the impact that this guidance will have on its results of operations, financial position and cash flows.

                In July of 2018, the FASB issued ASU 2018-11 — Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which addresses stakeholder’s inquiries that are applicable to the Company regarding reporting requirements for initial adoption of ASU 2016-02. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard in ASU 2016-02, allowing an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-11 follow the same effective dates as ASU 2016-02 for the Company. The Company is currently evaluating the impact that this guidance will have in conjunction with the guidance in ASU 2016-02 (see below).

In July of 2018, the FASB issued ASU 2018-10 — Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. The amendments in ASU 2018-10 follow the same effective dates as ASU 2016-02. (see below).

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

In March of 2018, the FASB issued ASU 2018-05 — Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company has evaluated the impact of the Act as well as the guidance of SAB 118 and incorporated the changes into the final adjustment of its deferred tax liability and appropriate disclosures in the notes to our consolidated financial statements (See Note 11).

In May of 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This guidance is to be applied for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company has adopted ASU 2017-09. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has adopted ASU 2016-09. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s primary lease arrangement is associated with a lease for its corporate office space. The Company is still evaluating the impact of the adoption of this standard; however, based on the size of the Company’s future operating lease commitments as of December 31, 2018 (discussed in Note 13), the Company expects to record a ROU asset and a lease liability on the balance sheet upon adoption and the Company expects that adoption of the new lease accounting standard will have a material impact on our balance sheet on the date of adoption.

5. Debt

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which the Company issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to the Company in four tranches of $250,000 upon request by the Company. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of December 31, 2018. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of Company common stock at Company’s election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if the Company’s common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. The Company also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of the Company’s assets, except for intellectual property. The Company identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that the Company comply with certain non-financial covenants customary for financing of this nature which the Company complied with as of December 31, 2018.

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

The Company incurred $200,000 of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying consolidated statement of operation for the year ended December 31, 2018.

The Note carries total debt discount of $225,000 (comprising of original issue discount of $200,000 and $25,000 payment to IRT for transaction expenses) which was not recorded due to the election of the fair value option.

During November and December of 2018, the Company made cash redemption payments totaling $800,000 against the Note, $131,058 of which was applied towards interest resulting in a $1.6 million balance of remaining principal as of December 31, 2018.

6. Stockholders’ Equity and Derivative Liability — Warrants

Preferred stock, Common Stock and Warrant Offering

During the period from August 5, 2016 to September 30, 2018, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.2 million shares of Series A Convertible Preferred stock into approximately 3.0 million shares of the Company’s common stock.

Series C Preferred Stock Issuance

On July 3, 2018, the Company completed its rights offering pursuant to its effective registration statement on Form S-1. The Company offered for sale units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of the Company’s Series C Convertible Preferred Stock, or Series C, and 575 common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to this rights offering, the Company sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 6,224,950 common stock warrants. The Company received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants.

The common stock warrants are exercisable at $1.55 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. The Company may redeem the warrants for $0.01 per warrant if the Company’s common stock closes above $6.20 per share for ten consecutive trading days, provided that the Company may not do so prior to the first anniversary of the closing of the unit offering. The warrants are being sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, the Company cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they are exercised, terminated or otherwise settled.

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

The gross proceeds of the offering were first allocated to the warrants based on the fair value of the warrants at that time, with the residual proceeds allocated to the Series C. All offering costs were allocated between the Series C and the warrants. In addition, the placement agent received, as compensation for the transaction, unregistered equity warrants to purchase 279,381 shares of the Company’s common stock priced at $1.71 per share. The fair value of the placement agent equity classified warrants was $0.2 million at the time of issuance and $0.1 million was allocated to the Series C and $0.1 million was allocated to the liability classified common stock warrants. All costs allocated to the liability classified warrants were expensed immediately and as a component of general and administrative expenses within the Company’s consolidated statement of operations.

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

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series C, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the liability classified warrants. During the year ended December 31, 2018, the holders of Series C shares converted 8,852 shares of Series C into 5,710,963 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $4.7 million associated with the difference between the stated and carrying per share values of the Series C, including a $0.5 million accretion related to issuance costs that had been allocated to the Series C which have been presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations.

Beneficial Conversion Feature-Series C Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $1.55 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $3.8 million accretion was recorded as a dividend reflected in additional paid in capital and also presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations.

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

During the year ended December 31, 2018 and the transition period ended December 31, 2017, the Company sold approximately 766,300 and 280,100 shares of the Company’s common stock resulting in proceeds, net of issuance costs, of approximately $1.6 million and $1.2 million under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

Common Stock and Warrant Offering

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 625,000 shares of common stock and warrants to purchase up to 375,000 shares of common stock, at a fixed combined price to the public of $24.00 under the Company’s prior shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $34.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement.

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

The following assumptions were used to remeasure the warrants liability as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Price of ContraVir common stock	$0.28	$2.88
Expected warrant term (years)	1.78 years	2.78 years
Risk-free interest rate	2.48%	2.09%
Expected volatility	74%	67%
Dividend yield	—	—

On April 4, 2016, the Company closed on a public offering of 616,197 shares of its common stock and warrants to purchase up to 308,098 shares of common stock, at a fixed combined price to the public of $11.36 under the Company’s prior shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $13.60 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $4.2 million.

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

The following assumptions were used to remeasure the warrants liability as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Price of ContraVir common stock	$0.28	$2.88
Expected warrant term (years)	2.26 years	3.00 years
Risk-free interest rate	2.48%	2.09%
Expected volatility	74%	67%
Dividend yield	—	—

On April 25, 2017, the Company closed on a public offering of 1,500,000 shares of its common stock and warrants to purchase up to 750,000 shares of common stock, at a fixed combined price to the public of $8.00 under the Company’s prior shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $10.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $12.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.5 million. If the warrants were exercised in full, ContraVir would receive additional proceeds of approximately $7.5 million.

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

The following assumptions were used to remeasure the warrants liability as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Price of ContraVir common stock	$0.28	$2.88
Expected warrant term (years)	3.31 years	4.00 years
Risk-free interest rate	2.46%	2.09%
Expected volatility	74%	68%
Dividend yield	—	—

The warrants, issued in connection with the July 2018 Rights Offering are deemed to be derivative instruments since if the Company does not maintain an effective registration statement, the Company is obligated to deliver registered shares upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside of the control of the company. Therefore the fair value of the warrants were determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2018:

	December 31, 2018	July 3, 2018
Price of ContraVir common stock	$0.28	$1.36
Expected warrant term (years)	4.50 years	5.00 years
Risk-free interest rate	2.51%	2.72%
Expected volatility	74%	75%
Dividend yield	—	—

The following table sets forth the components of changes in the ContraVir’s derivative financial instruments liability balance for the periods indicated:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
6/30/2017	Balance of derivative financial instruments liability	1,426,848	$1,702,231
	Change in fair value of warrants for the transition period ended December 31, 2017	—	(1,032,769)
12/31/2017	Balance of derivative financial instruments liability	1,426,848	669,462
	Issuance of warrants on July 3, 2018	6,224,950	5,091,373
	Change in fair value of warrant liability related to warrant exercise	(92,000)	(41,132)
	Derecognition of warrants		(34,136)
	Change in fair value of warrants for the year ended December 31, 2018		(5,281,230)
12/31/2018	Balance of derivative financial instruments liability	7,559,798	$404,337

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of the year ended December 31, 2018 and the transition period ended December 31, 2017.

Description	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2018
Convertible Debt	$(1,440,000)	$—	$—	$(1,440,000)
Contingent consideration	$(2,590,000)	$—	$—	$(2,590,000)
Derivative liabilities related to warrants	$(404,337)	$—	$—	$(404,337)

As of December 31, 2017
Contingent consideration	$(3,380,000)	$—	$—	$(3,380,000)
Derivative liabilities related to warrants	$(669,462)	$—	$—	$(669,462)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. See Note 6 for a rollfoward of the derivative liability for the year ended December 31, 2018 and the transition period ended December 31, 2017. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

A lattice-based model is used to estimate the fair value of the Secured Convertible Note.  The lattice model utilizes a “decision tree” whereby future movement in the company’s common stock price is estimated based on a volatility factor.  The Company classified the fair value of the Secured Convertible Note as a Level 3 measurement due to the lack of observable market data.  The lattice model requires the development and use of assumptions including the Company’s stock price volatility returns, an appropriate risk- free interest rate, default intensity rate and expected recovery rate given default.  The estimated fair value of the Secured Convertible Note as of December 31, 2018 was $1.44 million and was based on the following inputs: stock volatility of 80.0 percent, risk- free rate of 2.61 percent related to assumed term of 0.85 years, default Intensity of 23.7 percent and a recovery rate of 30.0 percent.

The following table summarizes the changes in fair value of the convertible debt for which the Company has used Level 3 inputs to determine fair value.

Fair Value of Convertible Debt
Balance at May 8, 2018	$(2,000,000)
Change in fair value	(108,942)
Repayment of principal of debt financing	668,942
Balance at December 31, 2018	$(1,440,000)

Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $0.28. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin,) and we paid a related milestone payment of $1,000,000 and issued 100,737 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders.

Acquisition- related Contingent Consideration
Liabilities
Balance at June 30, 2017	$3,410,000
Change in fair value recorded in earnings	(30,000)
Balance at December 31, 2017	3,380,000
Settlement of first clinical milestone	(1,055,398)
Change in fair value recorded in earnings	265,398
Balance at December 31, 2018	$2,590,000

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

	December 31, 2018	December 31, 2017
CRV431	$3,190,000	$3,190,000

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at July 1, 2017	$1,870,924
Changes for the transition period ended December 31, 2017	—
Goodwill balance at December 31, 2017	1,870,924
Changes for the year ended December 31, 2018	—
Goodwill balance at December 31, 2018	$1,870,924

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	Year ended December 31, 2018	For the transition period Ended December 31, 2017
Payroll and related costs	$280,235	$539,063
Research and development	184,120	322,842
Professional fees	151,812	75,934
Legal fees	34,072	81,550
Other	11,182	27,309
Total accrued expenses	$661,421	$1,046,698

During the year ended December 31, 2018, the Company paid approximately $1.3 million of severance costs. Approximately $36,000 of severance payments remaining as of December 31, 2018 are included in accrued payroll and related costs.

10. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan will typically vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 812,500 and on December 14, 2016 Stockholder and Board approval was obtained to increase the number of authorized shares to 962,500. Stockholder and Board approval was obtained on February 21, 2018 to increase the number of authorized shares to 1,337,500. As of December 31, 2018 and December 31, 2017, the Company had 694,904 and 109,851 shares of common stock, respectively, available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. ContraVir recorded the following stock-based compensation expense for the periods shown:

	Year ended December 31, 2018	For the transition Period ended December 31, 2017
General and administrative	$271,644	$509,072
Research and development	(37,134)	236,669
Total stock-based compensation expense	$234,510	$745,741

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, June 30, 2017	810,148	$0.88 – $30.64	$12.32	301,011	7.72 years
Granted	45,000	$2.96 - $4.96	$4.16
Cancelled	(2,500)	$4.00 - $4.96	$4.48
Balance outstanding, December 31, 2017	852,648	$0.88 - $30.64	$11.84	5,958	7.00 years
Forfeited	(126,184)	$2.96 - $16.08	$9.44
Cancelled	(83,868)	$4.64 - $20.48	$1.82
Balance outstanding, December 31, 2018	642,596	$0.88 - $30.64	$12.32		6.02 years

Vested awards and those expected to vest at December 31, 2018	639,940	$0.88 - $30.64	$12.66	—	6.06 years
Vested and exercisable at December 31, 2018	616,115	$0.88 - $30.64	$12.82	—	6.02 years

There were no stock options issued during the year ended December 31, 2018. The weighted-average grant-date fair value of options granted to employees during the transition period ended December 31, 2017 and the year ended June 30, 2017 was $2.64 and $7.44 per share, respectively. The total fair value of shares vested during the year ended December 31, 2018 was $1.1 million. Included within the above table are 0.2 million non-employee options outstanding as of December 31, 2018, of which approximately 19,000 are unvested as of December 31, 2018 and therefore subject to remeasurement. The remeasurement impact for the year ended December 31, 2018 was negative due to a decrease in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2018, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $0.1 million to be recognized over a weighted-average remaining vesting period of approximately 1.24 years.

There were no option awards granted to employees during the year ended December 31, 2018. The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards to employees during the periods indicated.

	For the transition period ended December 31, 2017	Year Ended June 30, 2017
Stock price	$4.16	$11.12
Risk-free interest rate	1.64%	1.86%
Dividend yield	—	—
Expected volatility	73.05%	79.18%
Expected term (in years)	6 years	6 years

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

Forfeitures—ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was then adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the year ended December 31, 2018, the transition period ended December 31, 2017, and year ended June 30, 2017. The Company will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

The Company’s loss before income taxes was $9,985,295, $9,458,852, and $16,799,053 for the year ended December 31, 2018, the transition period ended December 31, 2017 and the fiscal year ended June 30, 2017, respectively, and was generated entirely in the United States and Canada.

The income tax benefit for the year ended December 31, 2018, the transition period ended December 31, 2017 and June 30, 2017 was $0.5 million, $1.9 million and $1.9 million, respectively. The income tax benefits resulted from the sale of state net operating losses totaling $0, $1.5 million, and $1.9 million, respectively, and adjustments to the deferred tax liability resulting from the 2017 Tax Act. The 2017 Tax Act changed the Net Operating Loss carryforwards’ period to now have an indefinite life and the Company recorded a $0.5 million adjustment during the year ended December 31, 2018 and a $0.4 million adjustment during the transition period ended December 31, 2017. The Company has sold a portion of its state NOLs and Research and Development credits in prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program and plans to sell additional NOLs and credits under the same program later in 2019. In connection with the preparation of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018 the Company identified a $0.5 million reduction to the Company’s deferred tax liabilities that should have been recorded to the valuation allowance to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed. This adjustment was determined to be immaterial and was corrected as an out of period adjustment recorded in the quarter ended March 31, 2018.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31, 2018	As of December 31, 2017	As of June 30, 2017
Federal net operating loss (“NOL”)	$13,600,500	$12,054,400	$17,050,000
State NOL	2,116,300	1,148,800	1,597,000
Canadian NOL	1,978,500	1,140,000	560,300
Research and development credits	1,043,300	696,400	522,300
Stock Compensation & Other	1,206,300	1,000,100	1,232,500
Deferred tax asset valuation allowance	(19,348,600)	(16,039,700)	(20,962,100)
Total Deferred Tax Asset	$596,300	$—	$—

Deferred tax liability (In-Process R&D)	$(957,000)	$(896,700)	$(1,269,600)
Total Deferred Tax Liability	$(957,000)	$—	$—

Net Deferred Tax Liability	$(360,700)	$(896,700)	$(1,269,600)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2018, December 31, 2017, and June 30, 2017. The Company has recorded a net deferred tax liability of

$360,700 related to in-process research and development as a result of the acquisition of Ciclofilin. It is the Company’s position that the acquired in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets.

The valuation allowance increased/(decreased) by $3.3 million and ($5.0) million for the year ended December 31, 2018 and the transition period ended December 31, 2017, respectively, due primarily to the generation of net operating losses during the periods and also adjustments due to the December 22, 2017 enactment of the tax reform law.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31, 2018	For the transition period ended December 31, 2017
U.S. statutory income tax rate	21.0%	34.0%
State income taxes, net of federal benefit	7.3	(6.6)
Sale of New Jersey tax benefits	—	16.9
Research and development credits	(3.7)	1.9
Net operating loss	—	—
Warrant liability	10.9	3.9
Rate change	—	(78.3)
Foreign Tax Differential	1.7	—
Other	(1.6)	—
Valuation allowance	(30.3)	49.1
Effective tax rate	5.3%	20.9%

As of December 31, 2018, December 31, 2017, and June 30, 2016, the Company had U.S. federal and state net operating loss carryforwards of $88.3 million, $73.6 million, and $77.0 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2032. As of December 31, 2018, December 31, 2017, and June 30, 2017, the Company also had foreign net operating loss carryforwards of $7.5 million, $4.3 million, and $2.1 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2033. The Company also had federal and state research and development tax credit carry forwards of approximately $1.0 million as of December 31, 2018, which will begin to expire in December 2036.

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

The Company had no unrecognized tax benefits or related interest and penalties accrued through December 31, 2018. The Company would record the effects of interest and penalties as a component of income tax expense.

12. Loss per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with ASC 260, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In addition, the net loss attributable to common stockholders’ is adjusted for the preferred stock deemed dividends related accretion of beneficial conversion feature and other discount on this instrument for the periods in which the preferred stock is outstanding. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

Basic net (loss) income per common share	Year ended December 31, 2018	For the transition period ended December 31, 2017	Year ended June 30, 2017
Numerator:
Net loss attributable to common stockholders — basic	$(17,901,146)	$(7,511,092)	$(14,891,050)
Denominator:
Basic weighted average common shares outstanding	12,871,530	9,678,329	7,286,304
Net loss per share of common stock—basic	$(1.39)	$(0.78)	$(2.04)
Diluted net (loss) income per common share
Numerator:
Net loss attributable to common stockholders - basic	$(17,901,146)	$(7,511,092)	$(14,891,050)
Less: reversal of gain on warrants	—	—	(2,698,015)
Net loss attributable to common stockholders - diluted	$(17,901,146)	$(7,511,092)	$(17,589,065)
Denominator:
Basic weighted average common shares outstanding	12,871,530	9,678,329	7,286,304
Effect of dilutive securities
Exercise of warrants	—	—	6,023
Weighted average shares used to compute diluted net loss per share	12,871,530	9,678,329	7,292,327
Net loss per share of common stock—diluted	$(1.39)	$(0.78)	$(2.41)

The following outstanding securities at December 31, 2018, December 31, 2017, and June 30, 2017 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year ended	For the transition period ended	Year ended
	December 31, 2018	December 31, 2017	June 30, 2017
Common shares issuable upon conversion of Series A preferred stock	222,867	270,867	270,867
Common shares issuable upon conversion of Series C preferred stock	1,273,548	—	—
Stock options	642,596	852,648	810,148
Warrants — liability classified	7,559,798	1,426,849	676,849
Warrants — equity classified	279,381	—	—
Total	9,978,190	2,550,364	1,757,864

The liability and equity classified warrants disclosed above have been excluded from the computation of diluted earnings per share because the exercise price of the warrants exceeds the average market price of the Company’s common stock for the period they were outstanding.

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

The fair value of the Preferred B shares exchanged for the license was determined to be equal to the amount paid per share of the Series A, as the provision of the Preferred B shares were the same as the Preferred A Shares, based on an arm’s length transaction. Therefore, the fair value of the Preferred B shares issued was $10 per share or $1.2 million. The cost of the license was classified as a research and development expense in the amount of $1.2 million as the compound is early stage, has not yet reached technological feasibility and has no alternative use. As of December 31, 2018, no amounts are due to Chimerix based on the Company’s assessment regarding the probability as to whether the related milestones will be achieved.

On September 30, 2016 Chimerix converted all shares of Series B Preferred Stock into approximately 134,000 shares of the Company’s common stock.

Contractual Obligations

In August 2014, the Company entered into a lease for corporate office space in Edison, New Jersey. In December 2017, the Company entered into an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5 year period. Rent expense for the year ended December 31, 2018, the transition period ending December 31, 2017 and year ended June 30, 2017 was $289,504, $101,732, and $183,716, respectively. The Company also leases office and research laboratory space in Edmonton, Canada that is currently on a month to month basis.

The following table summarizes annual rental payments for each of the following fiscal years ended December 31, 2018:

2019	$202,734
2020	194,529
2021	209,170
2022 and thereafter	266,290
Total	$872,723

Employment Agreements

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

14. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL™. The Company incurred expenses related to the agreement of approximately $50,000, $50,000, and $75,000 for the year ended December 31, 2018, the transition period ended December 31, 2017, and fiscal year ended June 30, 2017, respectively.

On June 1, 2016, the Company entered into a consulting agreement with Gabriele Cerrone, one of the Company’s principal stockholders. The agreement is for a term beginning on June 1, 2016 and expires on June 1, 2019. Pursuant to the consulting agreement Mr. Cerrone is paid $10,000 per month. Either party may terminate the agreement at any time upon 30 days prior written notice. On June 16, 2016, Mr. Cerrone was issued 45,000 stock options which vest in 1,250 increments on a monthly basis over 3 years. The Company terminated the consulting agreement with Mr. Cerrone effective as of August 4, 2018.

15. Year Ended December 31, 2017 Comparative Data (Unaudited)

For the year ended
December 31, 2017
Revenues	$—

Costs and Expenses:
Research and development	13,368,165
General and administrative	7,277,951
Loss From Operations	(20,646,116)

Other Income (Expense):
Change in fair value of derivative instruments—warrants and contingent consideration	5,618,598
Loss before income taxes	(15,027,518)

Income tax benefit	1,947,760
Net loss	$(13,079,758)

Weighted Average Common Shares Outstanding
Basic and Diluted	9,678,329

Net loss per Common Share
Basic and Diluted	$(1.35)

16. Subsequent Events

The Company made a cash redemption payment on the debt to IRT on January 10, 2019 totaling $312,500. The Company also made redemption payments on the debt to IRT on February 14, 2019 and February 28, 2019 utilizing company stock totaling 541,143 shares with a redemption value of $100,000.

On February 27, 2019, the Company received a letter from Nasdaq indicating that, based upon the Company’s continued non-compliance with the Minimum Bid Price Rule as well as the fact that the Company has not yet held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, the Company’s common stock would be subject to delisting unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel and were granted a meeting, scheduled to occur on April 11, 2019. The request will stay any further action by Nasdaq at least pending the issuance of a decision following the hearing and the expiration of any additional extension that may be granted by the Panel. The Company is considering all of its options to regain compliance; however, there can be no assurance that the Panel will grant the Company’s request for continued listing or that the Company will be able to evidence compliance with the continued listing criteria within the period of time that the Panel may grant it to do so.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2018, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective. We are committed to the remediation of the material weaknesses described below, as well as the continued improvement of our internal control over financial reporting.  We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.  As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies.  We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of December 31, 2018, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2018.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of March 07, 2019.

Name	Age	Present Position with ContraVir Pharmaceuticals, Inc.
Gary S. Jacob	71	Chairman of the Board of Directors
Dr. Robert T. Foster	60	Chief Executive Officer
John Cavan	60	Chief Financial Officer
John P. Brancaccio	70	Director
Timothy Block	64	Director
Arnold Lippa	72	Director
Thomas Adams	76	Director

Gary S. Jacob, Ph.D. has served as our Chairman of the Board of Directors since March 19, 2014, and earlier served as our Chief Executive Officer from May 15, 2013 until March 19, 2014. Since November 2018, Dr. Jacob has been the Chief Executive Officer of Immuron Limited, an Australian microbiome biopharmaceutical company.  Previously, Dr. Jacob was the Chairman of the Board, President and Chief Executive Officer of Synergy Pharmaceuticals Inc., a biopharmaceutical company, where he held various positions from July 2008 to October 2018. On December 12, 2018, Synergy Pharmaceuticals Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013 and a director from October 2004 until January 2013. Dr. Jacob currently serves as a director of Trovagene, Inc., a clinical-stage oncology therapeutics company. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s experience as a biotechnology company chief executive officer provides him with valuable management and leadership abilities which the Board believes qualifies him to be a director of our Company.

Dr. Robert T. Foster has served as Chief Executive Officer since October 3, 2018 and as our Chief Scientific Officer since June 10, 2016. Prior to ContraVir, he was Chief Executive Officer and Founder of Ciclofilin Pharmaceuticals Inc. from January 2014 until it merged with us on June 10, 2016. Prior to Ciclofilin Pharmaceuticals, he founded Isotechnika Pharma Inc. in 1993, where he was Chairman and Chief Executive Officer for 21 years. Dr. Foster was founding Chief Executive Officer and later, Chief Scientific Officer of Aurinia Pharmaceuticals, Inc., after Isotechnika acquired Aurinia. Dr. Foster is currently a Board member of Transcriptome Sciences Inc. Dr. Foster’s experience as an executive at a biotechnology company and his background as a scientist provides him with the leadership and management abilities which the Board believes qualifies him to be a director of our Company.

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

John P. Brancaccio, a retired CPA, has served as a director of our Company since May 15, 2013 and as a director of Synergy Pharmaceuticals, Inc. since July 2008. Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies from April 2004 until May 2017. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) as well as a director of Trovagene, Inc. and Rasna Therapeutics, Inc., a biotechnology company. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our Company.

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

Thomas Adams, Ph.D. has served as a director of our Company since September 2016. Dr. Adams has been Chief Executive Officer of Trovagene, Inc., a clinical-stage oncology therapeutics company, since June 2018 and Chairman of the Board since April 2009. Dr. Adams has served as the Chairman of Clearbridge BioPhotonics, Inc., an imaging solutions company, since April 2013. From June 2005 through 2011, Dr. Adams served as a director of IRIS International, Inc., a diagnostics company, and has served as Chief Technology Officer of IRIS since April 2006. Dr. Adams was the Head of Iris Molecular Diagnostics from 2006 until November 2012 and has served as the President of Iris Personalized Medicine since 2011. In November 2012, IRIS was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Dr. Adams has served as a director of Synergy Pharmaceuticals Inc., a biotechnology company, since July 2009. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. The Board believes that Dr. Adams’ executive leadership, particularly in the diagnostic field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our Company.

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

Board of Directors Meetings

During the year ended December 31, 2018, our Board met 15 times, including telephonic meetings, the Audit Committee met 4 times, the Compensation Committee met 1 time and the Corporate Governance/Nominating Committee did not meet. All directors attended 100% of the aggregate number of meetings of the Board, all of the Audit Committee members attended 100% of the Audit Committee meetings and all of the Compensation Committee members attended 100% of the Compensation Committee meetings.

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

The Compensation Committee currently consists of Arnold Lippa, chairman of the Compensation Committee, John Brancaccio, and Thomas Adams. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at www.contravir.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee was, during the year ended December 31, 2018, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

The Corporate Governance/Nominating Committee currently consists of Timothy Block, chairman of the Corporate Governance/Nominating Committee, Arnold Lippa, and John Brancaccio. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at www.contravir.com.

Communications with our Board of Directors

Stockholders seeking to communicate with our Board should submit their written comments to our Chief Executive Officer, Dr. Robert Foster, at ContraVir Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, NJ 08837. Dr. Foster will forward such communications to each member of our Board; provided that, if in the opinion of Dr. Foster it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

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

Based on a review of the copies of such forms received, we believe that during the annual period ended December 31, 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 11.  Executive Compensation.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the year ended December 31, 2018, the six-month transition period ended December 31, 2017 and the fiscal year ended June 30, 2017.

Name & Principal Position	Year	Salary	Bonus(1)	Stock In Lieu of Cash Bonus		Options granted(2)	Non-equity incentive plan compensation(1)(3)	Other		Total
James Sapirstein, R.Ph.	December 2018	$380,000	$—		$199,179	$—	$—	$835,335	(4)	$1,414,514
Former Chief Executive Officer	December 2017	$240,000	$—		$—	$—	$—	$—		$240,000
	June 2017	$410,000	$—		$—	$610,995	$228,940	$—		$1,249,935

Theresa Matkovits, Ph.D.	December 2018	$249,129	$28,490		$34,331	$—	$—	$116,563	(5)	$428,513
Former Executive Vice President	December 2017	$153,414	$—	$		$11,769	$—	$—		$165,183
	June 2017	$275,000	$—	$		$—	$64,870	$—		$339,870

Dr. Robert Foster	December 2018	$312,345	$—		$62,244	$—	$—	$—		$374,589
Chief Executive Officer(6)

John Sullivan-Bolyai, M.D.	December 2018	$—	$—		$34,622	$—	$—	$—		$34,622
Former Chief Medical Officer(7)	December 2017	$166,400	$—		$—	$—	$—	$—		$166,400
	June 2017	$332,800	$—		$—	$102,904	$—	$—		$435,704

(1)          Bonus and non-equity incentive compensation amounts are for performance during the year ended December 31, 2018, the transition period ending December 31, 2017, and fiscal year 2017, as applicable, whether or not paid in the year the compensation was earned.

(2)          Our named executive officers will only realize compensation to the extent the fair market value of our common stock is greater than the exercise price of such stock options. The grant date fair value of option awards granted in 2017 is in accordance with ASC Topic 718, or ASC 718. For information regarding assumptions underlying the valuation of equity awards, see Note 10 of the Notes to Consolidated Financial Statements.

(3)         Represents cash incentive payments earned based upon the achievement of corporate objectives established by our Board of Directors for performance during December 31, 2018, the Transition period ending December 31, 2017, and fiscal year June 30, 2017.

(4)         On October 18, 2018, we entered into a Separation Agreement and General Release with James Sapirstein, our former Chief Executive Officer (the “Sapirstein Agreement”) pursuant to which, among other things, we paid Mr. Sapirstein 18 months of salary as per his employment agreement and agreed to pay 18 months of COBRA health benefit payments totaling approximately $0.8 million, in exchange for a general release.

(5)         On October 15, 2018 we entered into a Settlement Agreement and General Release with Theresa Matkovits, our former Chief Operating Officer (the “Matkovits Agreement”) pursuant to which, among other things, Ms. Matkovits was paid three months of salary plus three months of COBRA health benefit payments in exchange for a general release amounting to approximately $0.1 million.

(6)         The full year U.S. dollar salary shown is paid in Canadian dollars  and reflects both Dr. Foster’s pre and post change in salary effective on October 1, 2018 based upon his updated executive agreement in connection with his election to be the CEO of ContraVir Pharmaceuticals which was effective December 12, 2018. The US dollar amount is calculated using the current exchange rate on the date each payroll is drawn, which is disclosed as salary.

(7)         Dr. Sullivan-Bolyai stepped down as Chief Medical Officer in December 2017.

Employment Agreements

On December 12, 2018, we entered into an Executive Agreement (the “Foster Agreement”) with Dr. Robert Foster, our Chief Executive Officer. The term of the Foster Agreement commenced on October 1, 2018 and will continue until October 1, 2021, following which time the Foster Agreement will be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the Foster Agreement. Pursuant to the Foster Agreement, Dr. Foster’s current base compensation is $400,000 per year. Dr. Foster is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria.

If Dr. Foster’s employment is terminated by us for cause or as a result of Dr. Foster’s death or permanent disability, or if Dr. Foster terminates his the Foster Agreement voluntarily without Good Reason (as defined in the Foster Agreement), Dr. Foster will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid, and (iii) all business expenses reasonably and necessarily incurred by Dr. Foster prior to the date of termination. If Dr. Foster’s employment is terminated by us without cause or by Dr. Foster for Good Reason, Dr. Foster will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Dr. Foster of his employment voluntarily without Good Reason, in addition to (provided that Dr. Foster executes a written release with respect to certain matters) a severance payment equal to his base compensation for 12 months from the date of termination and reimburse Dr. Foster’s payment of COBRA premiums for 12 months from the date of termination. In addition, if Dr. Foster’s employment is terminated: (a) by us without cause within 6 months prior to a change of control (as defined in the Foster Agreement) that was pending during such 6 month period, (b) by Mr. Foster for Good Reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Dr. Foster would be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Dr. Foster voluntarily without Good Reason, provided, if Dr. Foster executes a written release with respect to certain matters, he will be entitled to a severance payment equal to his base compensation for 12 months from the date of termination and reimbursement of his payment of COBRA premiums for 12 months from the date of termination. In addition, all of Dr. Foster’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

On May 25, 2017, we entered into an Amended and Restated Executive Agreement (the “Sapirstein Agreement”) with James Sapirstein, our Chief Executive Officer. The term of the Sapirstein Agreement commenced on May 25, 2017 and ended on October 18, 2018. Pursuant to the Sapirstein Agreement, Mr. Sapirstein’s current base compensation is $480,000 per year. Mr. Sapirstein was eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria.

On October 18, 2018, we entered into a Separation Agreement and General Release with James Sapirstein, our former Chief Executive Officer (the “Sapirstein Agreement”) pursuant to which, among other things, we paid Mr. Sapirstein 18 months of salary as per his employment agreement, extended the period to exercise his vested stock options from 90 days to two years, and agreed to pay 18 months of COBRA health benefit payments totaling approximately $0.8 million, in exchange for a general release.

On June 1, 2015, we entered into an executive agreement with Theresa Matkovits Ph.D. effective June 1, 2015, under which Dr. Matkovits serves as Executive Vice President — Drug Development of the Company. Pursuant to the terms of her employment agreement, Dr. Matkovits receives an annual salary of $275,000. She was eligible to receive a cash bonus of up to 28% of her base salary upon achievement of performance milestones.

On October 15, 2018 we entered into a Settlement Agreement and General Release with Theresa Matkovits, our former Chief Operating Officer (the “Matkovits Agreement”) pursuant to which, among other things, Ms. Matkovits was paid three months of salary, we extended the period to exercise her vested stock options from 90 days to two years, and agreed to pay three months of COBRA health benefit payments in exchange for a general release amounting to approximately $0.1 million.

On January 13, 2015, we entered into an executive agreement with John Sullivan-Bolyai, M.D., MPH, effective January 19, 2015, under which he served as Chief Medical Officer of the Company until December 2017. Pursuant to the terms of his employment agreement, Dr. Sullivan-Bolyai received an annual salary of $320,000. He also received 16,875 options with an exercise price of $20.48 which vest over three years. He was eligible to receive a cash bonus of up to 25% of his base salary upon achievement of performance milestones. Dr. Sullivan-Bolyai stepped down as Chief Medical Officer in December 2017.

Outstanding Equity Awards as of December 31, 2018

	Number of Securities
	Underlying Unexercised		Option	Option
	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date(1), (2)
James Sapirstein,	125,000	—	18.48	10/15/2020
Former Chief Executive Officer	60,416	—	12.00	10/15/2020
	18,750	—	28.80	10/15/2020
	41,666	—	7.92	10/15/2020
	13,079	—	11.44	10/15/2020
	13,079	—	11.44	10/15/2020

Theresa Matkovits,	6,250	—	30.64	10/12/2020
Former Executive Vice President	833	—	7.60	10/12/2020
	2,083	—	7.92	10/12/2020
	1,041	—	4.64	10/12/2020

Dr. Robert Foster	6,250	6,250	7.36	6/10/2026
Chief Executive Officer

(1)                                 Per the Separation Agreement and General Release with James Sapirstein, his vested options expiration date has been extended from 90 days to 2 years, resulting in a probable to probable modification of his stock options. The modification did not have a material impact on stock compensation expense.

(2)                                 Per the Separation Agreement and General Release with Theresa Matkovits, her vested options expiration date has been extended from 90 days to 2 years, resulting in a probable to probable modification of her stock options. The modification did not have a material impact on stock compensation expense.

Per the consulting agreement with John Sullivan-Bolyai, M.D., our former Chief Medical Officer, his options continued to vest while he remained a consultant to the Company. Upon the termination of his consulting agreement, effective August 1, 2018, his vesting of options ceased and all his vested options were forfeited following the 90 day exercise period.

Director Compensation

During year ended December 31, 2018, our non-employee directors received the following compensation for their services on the Board and its committees:

Name	Cash Fees	Option Awards(1)	Total
Gary S. Jacob(2)	$38,000	$—	$38,000
John P. Brancaccio(3)	59,000	—	59,000
Arnold Lippa(4)	41,625	—	41,625
Timothy Block(5)	55,500	—	55,500
Thomas Adams(6)	50,500	—	50,500

As of December 31, 2018, we have recorded a liability of approximately $82,000 related to director fees, of which approximately $82,000 was paid in January 2019.

(1)         No options grants were issued during the year ended December 31, 2018.

(2)         As of December 31, 2018, Dr. Jacob held 126,875 option awards of which 126,875 are exercisable.

(3)         As of December 31, 2018, Mr. Brancaccio held 25,081 option awards of which 25,081 are exercisable.

(4)         As of December 31, 2018, Dr. Lippa held 9,687 option awards of which 9,687 grants are exercisable.

(5)         As of December 31, 2018, Dr. Block held 21,210 option awards of which 21,210 are exercisable.

(6)         As of December 31, 2018, Dr. Adams held 5,625 option awards of which 3,750 are exercisable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 07, 2019 by:

•                  our named executive officers;

•                  each of our directors;

•                  all of our current directors and executive officers as a group; and

•                  each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 07, 2019, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 17,179,331 shares of common stock outstanding on March 07, 2019.

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

Beneficial Owner	Number of Shares Beneficially Owned	Shares of common stock issuable upon exercise of stock options	Shares of common stock issuable upon exercise of warrants	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
John Cavan	20,993	11,557	8,625	*
Dr. Robert Foster	18,092	6,250	—	*
Gary S. Jacob	4,116	126,875	8,625	*
John Brancaccio	251	25,081	1,725	*
Timothy Block	—	21,210	—	*
Arnold Lippa	—	9,687	8,625	*
Thomas Adams	—	3,750	—	*
All current executive officers and directors as a group (7 persons)	43,452	204,410	27,600	1.6%

*Represents beneficial ownership of less than 1%.

Item 13.                            Certain Relationships, Related Person Transactions and Director Independence.

None

Item 14.                            Principal Accountant Fees and Services.

Independent Registered Public Accountants’ Fees

Audit Fees

The aggregate fees billed and unbilled for the year ended December 31, 2018, the transition period ended December 31, 2017 and the fiscal year ended June 30, 2017 for professional services rendered by our principal accountants for the audits of our annual financial statements on Form 10-K and Form 10-KT, the review of our financial statements included in our quarterly reports on Form 10-Q, services associated with other SEC filings, and consents were approximately $318,000, $105,000, and $298,800, respectively.

Tax and Other Fees

There was approximately $40,000 billed for the year ended December 31, 2018, $31,000 billed for the transition period ended December 31, 2017, and $21,400 billed for the fiscal year ended June 30, 2017 for professional services rendered by our principal accountants for tax compliance. There were no other fees billed for the year ended December 31, 2018, the transition period ended December 31, 2017 years ended June 30, 2017.

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

3.1(d)

Certificate of Amendment of Certificate of Incorporation of ContraVir Pharmaceuticals, Inc. dated May 25, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 29, 2018 and incorporated herein by reference).

3.1(e)

Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).

3.2

By-Laws of ContraVir Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

4.1

Secured Convertible Promissory Note, dated May 8, 2018, by and between ContraVir Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 4.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).

4.2

Warrant Agency Agreement, dated as of July 2, 2018, by and between the Company and Philadelphia Stock Transfer, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).

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

10.6	2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference).*
10.7

Executive Agreement, dated June 10, 2016, between ContraVir Pharmaceuticals, Inc. and Dr. Robert Foster (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2016 and incorporated herein by reference.)*

10.8

Securities Purchase Agreement, dated May 8, 2018, by and between ContraVir Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 10.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).

10.9

Security Agreement, dated May 8, 2018, by and between ContraVir Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 10.2 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).

10.10

Settlement Agreement and General Release between ContraVir Pharmaceuticals, Inc. and Theresa Matkovits dated as of October 15, 2018 (filed as Exhibit 10.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on November 15, 2018 and incorporated herein by reference).

10.11

Separation Agreement and General Release between ContraVir Pharmaceuticals, Inc. and James Sapirstein dated as of October 18, 2018 (filed as Exhibit 10.2 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on November 15,, 2018 and incorporated herein by reference)..

14.1

Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)

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

Date: March 13, 2019

CONTRAVIR PHARMACEUTICALS, INC.

By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Dr. Robert Foster, and John Cavan, and each of them acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FOSTER	Chief Executive Officer	March 13, 2019
Robert Foster	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer	March 13, 2019
John Cavan	(Principal Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	March 13, 2019
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	March 13, 2019
John Brancaccio

/s/ ARNOLD LIPPA	Director	March 13, 2019
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	March 13, 2019
Timothy Block

/s/ THOMAS ADAMS	Director	March 13, 2019
Thomas Adams