Form 10-Q
period 2019-03-31
ContraVir Pharmaceuticals, Inc.
filed 2019-05-15
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

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

The number of the registrant’s shares of common stock outstanding was 41,333,872 as of May 10, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	CTRV	Nasdaq Capital Market

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for ContraVir Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

CONTRAVIR PHARMACEUTICALS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash	$1,682,606	$2,832,429
Prepaid expenses	230,482	135,591
Total Current Assets	1,913,088	2,968,020
Property and equipment, net	65,642	32,434
Right of Use Assets	724,139	—
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Deferred Financing Costs	13,280	—
Other assets	127,444	127,794
Total Assets	$7,904,517	$8,189,172
Liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$706,595	$748,428
Accrued expenses	657,066	661,421
Short term debt, net of discount	832,903	—
Operating lease liabilities, current	190,042	—
Convertible debt	1,070,000	1,440,000
Total Current Liabilities	3,456,606	2,849,849
Contingent consideration	2,690,000	2,590,000
Deferred tax liability	360,700	360,700
Operating lease liabilities, non-current	543,332	—
Deferred rent liability	—	9,235
Derivative financial instruments, at estimated fair value-warrants	208,420	404,337
Total Liabilities	7,259,058	6,214,121
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares	—	—
Series A convertible preferred stock, stated value $10.00 per share, 85,581 shares issued and outstanding at March 31, 2019 and December 31, 2018	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,928 and 1,974 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	908,632	930,311
Common stock, par value $.0001 per share. Authorized 120,000,000 shares, 20,790,029 and 16,608,512 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,079	1,661
Additional paid-in capital	77,326,583	76,651,203
Accumulated deficit	(78,447,643)	(76,463,932)
Total Stockholders’ Equity	645,459	1,975,051
Total Liabilities and Stockholders’ Equity	$7,904,517	$8,189,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$—	$—
Costs and Expenses:
Research and development	518,040	2,260,704
General and administrative	1,403,660	1,600,907
Total operating expenses	1,921,700	3,861,611

Loss from Operations	(1,921,700)	(3,861,611)

Other income (expense)
Change in fair value of debt	(59,641)	—
Interest expense	(98,287)	—
Change in fair value of derivative instruments-warrants and contingent consideration, net	95,917	635,123
Total other income (expense)	(62,011)	635,123

Loss before income taxes	(1,983,711)	(3,226,488)
Income tax benefit	—	536,000
Net loss	(1,983,711)	(2,690,488)
Deemed dividend (see note 6)	(24,321)	—
Net loss Attributable to Common Shareholders	$(2,008,032)	$(2,690,488)

Weighted Average Common Shares Outstanding
Basic and Diluted	17,508,853	10,124,112
Net Loss per Common Share
Basic and Diluted	$(0.11)	$(0.27)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock,		Preferred Stock,
	Series A		Series C		Common Stock,
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Additional		Total
						Par	Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance January 1, 2019	85,581	$855,808	1,974	$930,311	16,608,512	$1,661	$76,651,203	$(76,463,932)	$1,975,051
Issuance of common stock, Private Placement	—	—	—	—	3,320,000	332	486,281	—	486,613
Issuance of common stock, Debt Redemption	—	—	—	—	831,841	83	149,917	—	150,000
Accretion of Series C Preferred stock discount upon conversion	—	—	—	24,321	—	—	(24,321)	—	—
Conversion of Series C Preferred stock	—	—	(46)	(46,000)	29,676	3	45,997	—	—
Stock based compensation expense	—	—	—	—	—	—	17,506	—	17,506
Net loss	—	—	—	—	—	—	—	(1,983,711)	(1,983,711)
Balance March 31, 2019	85,581	$855,808	1,928	$908,632	20,790,029	$2,079	$77,326,583	$(78,447,643)	$645,459

	Preferred Stock		Preferred Stock
	Series A		Series C		Common Stock,
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Additional		Total
						Par	Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance January 1, 2018	104,013	$1,040,128	—	$—	9,792,497	$979	$69,676,687	$(67,014,637)	$3,703,157
Issuance of common stock, net	—	—	—	—	826,405	83	1,821,575	—	1,821,658
Stock based compensation expense	—	—	—	—	—	—	217,387	—	217,387
Net loss	—	—	—	—	—	—	—	(2,690,488)	(2,690,488)
Balance March 31, 2018	104,013	$1,040,128	—	$—	10,618,902	$1,062	$71,715,649	$(69,705,125)	$3,051,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net loss	$(1,983,711)	$(2,690,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,506	217,387
Change in fair value of derivative instrument-warrants	(195,917)	(395,123)
Change in fair value of contingent consideration	100,000	(240,000)
Change in fair value of debt	59,641	—
Amortization of debt discount recorded as interest expense	69,516	—
Deferred tax liability adjustment	—	(536,000)
Depreciation and amortization expense	4,641	4,864
Non-cash interest expense	23,906	—
Loss on sale of fixed asset	—	4,474
Changes in operating assets and liabilities:
Accounts payable and accrued expense	(46,188)	146,015
Deferred rent liability	—	6,492
Prepaid expenses and other assets	(107,821)	(109,874)
Net Cash used in Operating Activities	(2,058,427)	(3,592,253)

Cash Flows From Investing Activities:
Proceeds from sale of fixed asset	—	900
Additions to property and equipment	(37,849)	—
Net Cash used in Investing Activities	(37,849)	900

Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	—	1,635,139
Proceeds from issuance of short term debt and common stock	1,250,000	—
Repayment of debt financing	(303,547)	—
Net Cash provided by Financing Activities	946,453	1,635,139
Net decrease in cash	(1,149,823)	(1,956,214)
Cash at beginning of period	2,832,429	5,954,017
Cash at end of period	$1,682,606	$3,997,803

Supplementary Disclosure Of Cash Financing Activities:
Cash paid for interest	$8,953	$—

Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$—	$186,519
Conversion of Series C convertible preferred stock	$46,000	$—
Accretion of Series C preferred stock discount upon conversion	$24,321	$—
Issuance of common stock for debt redemption	$126,094	$—
Adoption of Lease Accounting	$733,374	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONTRAVIR PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

ContraVir Pharmaceuticals, Inc. (“ContraVir” or the “Company”) is a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of pleiotropic drug therapy for treatment of chronic liver disease. This therapeutic approach targets fibrosis and hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. The Company’s cyclophilin inhibitor, CRV431, is being developed to offer benefits to address these multiple complex pathologies. CRV431 is a cyclophilin inhibitor that targets multiple biochemical pathways involved in the progression of liver disease. Preclinical studies with CRV431 in NASH models demonstrated consistent reductions in liver inflammation, fibrosis, and cancerous tumors. CRV431 additionally shows antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease.

The Company is developing CRV431 as its lead molecule. CRV431 is a cyclophilin inhibitor that targets specific isomerases that play an important role in protein folding in health and in disease. To date, in vitro and/or in vivo studies have demonstrated reductions in HBV DNA, HBsAg, HBeAg, inhibition of virus uptake (NTCP transport inhibition), and stimulation of innate immunity. Importantly, in vivo studies in a NASH model of fibrosis and HCC have repeatedly demonstrated CRV431 reduces fibrosis scores and overall liver tumor burden. Hence, CRV431 is a pleiotropic molecule that may not only treat liver disease but may also serve to reduce important risk factors (e.g., HBV) for developing the disease. The Company has completed a phase 1 study with CRV431 demonstrating safety, tolerability, and pharmacokinetics (PK).

On May 10, 2018, the Company submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of its CRV431 HBV clinical development program in the United States and received approval in June 2018. The Company completed the first segment of its Phase 1 clinical activities for CRV431 in October 2018 wherein the Company reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and the Company paid a related milestone payment of $1,000,000 and issued 100,737 shares of the Company’s common stock with a fair value of $55,398, representing 2.5% of the Company’s issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders.

TXL

TXL is a novel lipid acyclic nucleoside phosphonate that is designed to deliver high intracellular concentrations of the active antiviral agent tenofovir diphosphate. TXL’s novel structure results in decreased circulating levels of tenofovir (TFV), lowering systemic exposure and thereby reducing the potential for renal side effects. The Company has completed Phase 1 and Phase 2 clinical trials in healthy volunteers and HBV patients, demonstrating an efficacious agent with favorable safety and tolerability profile.

On December 18, 2014, the Company and Chimerix, Inc.(“Chimerix”), entered into a Licensing Agreement pursuant to which the Company licensed CMX157 (now known as tenofovir exalidex, “TXL”) from Chimerix for further clinical development and commercialization in exchange for an upfront payment consisting of 120,000 shares of the Company’s Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty (60) days prior written notice to Chimerix.

On April 2, 2019, the Company delivered a notification to Chimerix of its intention to terminate the License Agreement. The termination of the License Agreement will be effective on June 1, 2019. Upon the effectiveness of the termination of the License Agreement, Chimerix will reacquire all worldwide rights to TXL. The Company made the decision to terminate the License Agreement following its decision to no longer pursue development of TXL, and to focus its resources and development programs on further advancing CRV431.

2. Basis of Presentation and Going Concern

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s interim financial information. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited annual consolidated financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the SEC on March 14, 2019.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ContraVir and its subsidiaries ContraVir Research Inc. and ContraVir Research Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of March 31, 2019, the Company had $1.7 million in cash. Net cash used in operating activities was $2.1 million for the three months ended March 31, 2019. Net loss for the three months ended March 31, 2019 was $2.0 million. As of March 31, 2019, the Company had working capital of $(1.5) million. The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of convertible debt, common stock and preferred stock. The Company expects to continue to incur losses for the next several years as it expands its research, development and clinical trials of CRV431. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

These condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt in the Company’s ability to continue as a going concern within one year of the issuance of these condensed consolidated financial statements without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K filed with the SEC on March 14, 2019. Since the date of such consolidated financial statements, there have been no changes to the Company’s significant accounting policies.

Cash

As of March 31, 2019, and December 31, 2018, the amount of cash was approximately $1.7 million and $2.8 million, respectively, consisting primarily of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

Financial instruments consist of cash and accounts payable, short-term debt, derivative instruments - warrants, convertible debt and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments - warrants, convertible debt, and contingent consideration, which were marked to market at the end of each reporting period. See Note 7 for additional information of the fair value of the derivative liabilities. The Company recorded contingent consideration in its 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 7 for additional information on the fair value of the contingent consideration and convertible debt.

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

The warrants, issued in connection with the July 2018 Rights Offering (See Note 6) are deemed to be derivative instruments since if the Company does not maintain an effective registration statement, the Company is obligated to deliver registered shares upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside of the control of the Company. Therefore, the fair value of the warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2019 and December 31, 2018, the fair value of such warrants was $0.2 million and $0.4 million, respectively, which are classified as a long-term derivative liability on the Company’s balance sheets.

Property, equipment and depreciation

As of March 31, 2019, and December 31, 2018 the Company had $65,642 and $32,434, respectively, of property and equipment, consisting primarily of computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the three months ended March 31, 2019, and the three months ended March 31, 2018,was $4,641 and $4,865, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. The Company will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at March 31, 2019 and December 31, 2018.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the three months ended March 31, 2019, or  the three months ended March 31, 2018.

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on the Company’s condensed consolidated balance sheets at its acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of the Company’s IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

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

There was no impairment of IPR&D for the three months ended March 31, 2019 or the three months ended March 31, 2018.

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

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the related IPR&D. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $900,000 recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit at that time. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. The Company performed an evaluation with regard to the impact of Deferred Tax Assets (“DTA”) that were generated by Temporary Differences (such as Stock Compensation, Accrued Vacation, depreciation, etc.) which would reverse and turn into indefinite lived NOL carryforwards and whether the Deferred Tax Liability associated with In-Process R&D could be used to offset indefinite lived DTAs. In March 2018, the Company recorded an adjustment to the valuation allowance in the approximate amount of $536,000. This adjustment reflects the adjustment allowed by the Tax Cuts and Jobs Act of 2017 to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed.

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC 450”), the Company records accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2019 and December 31, 2018, the Company had prepaid research and development costs of $90,003 and $41,514, respectively.

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

The Company accounts for stock options issued to non-employees in accordance with ASC 718 based on the adoption of ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting (“ASU 2018-07”) and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at the adoption date using either the a) expected term, or b) the contractual term. The expense will be recognized in the same period and in the same manner as if the entity had paid cash for goods or services.

Foreign Exchange

The functional currency of ContraVir and ContraVir Research Inc. is the U.S. dollar. The functional currency of ContraVir Research Corp. is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at March 31, 2019 and December 31, 2018.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the condensed consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial for the three months ended March 31, 2019 and 2018.

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

Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholder by the weighted-average common shares outstanding during the period.

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

In July of 2018, the FASB issued ASU 2018-11 — Leases (Topic 842) Targeted Improvements (“ASU 2018-11”), which addresses stakeholder’s inquiries that are applicable to the Company regarding reporting requirements for initial adoption of ASU 2016-02. ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard in ASU 2016-02, allowing an entity to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. Additionally, in July of 2018, the FASB issued ASU 2018-10 — Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. The Company has adopted this guidance in conjunction with the adoption of FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) in February of 2016. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s primary lease arrangements are associated with a lease for the Company’s corporate office. ASU 2016-02 became effective for the Company on January 1, 2019. The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method (See Note 12). As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). The Company has elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. As of January 1, 2019, the Company recorded an operating lease liability of approximately $773 thousand and operating right of use assets of approximately $764 thousand.

In June 2018, the FASB issued ASU 2018-07. ASU 2018-07 aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, “Equity — Equity-based Payments to Nonemployees.” It is effective for annual reporting periods beginning after December 15, 2018. The Company’s adoption of ASU 2018-07 had an immaterial impact on the Company’s consolidated statement of operations, loss per share or cash flows for the quarter ended March 31, 2019.

In July of 2017 the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity Topic (480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instrument with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”), which modifies the classification of some financial instruments. A down round feature no longer precludes equity classification, therefore a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities present earnings per share in accordance with Topic 260, and to recognize the effect of the down round feature when triggered. Convertible instruments are now subject to specialized contingent beneficial conversion features. The Company has evaluated this amendment and determined it does not have a significant impact on its condensed consolidated financial statements for the current quarter.

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

5. Debt

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which the Company issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to the Company in four tranches of $250,000 upon request by the Company. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of March 31, 2019. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of Company common stock at Company’s election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if the Company’s common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. The Company has obtained a waiver to the redemption price to enable the Company to be able to redeem balances of the debt with the Company’s common stock. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. The Company also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of the Company’s assets, except for intellectual property. The Company identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that the Company comply with certain non-financial covenants customary for financing of this nature which the Company complied with as of March 31, 2019.

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

During the period ended March 31, 2019, the Company made a cash redemption payment on the debt to IRT totaling $312,500. The Company also made redemption payments on the debt to IRT utilizing the Company’s common stock totaling 831,841 shares with a redemption fair value of $150,000, $126,094 of which was applied to principal, resulting in a $1.1 million balance of remaining principal as of March 31, 2019.

On March 13, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Securities Purchase Agreement, the Company issued to the Investor in a private placement (i) 3,320,000 shares of the Company’s common stock and (ii) an unsecured $1.25 million aggregate principal amount debenture (the “Debenture”). The maturity date of the Debenture is June 30, 2019. Prior to the maturity date, no interest will accrue on the Debenture. Upon an event of default, including upon the non-repayment of the principal amount at the maturity date, interest shall accrue on the Debenture at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such principal amount is paid in full. The Debenture ranks junior to the Company’s existing secured indebtedness. The relative fair value of Company shares of common stock issued was approximately $487 thousand and was recorded as a debt discount, of which $69,516 was amortized as interest expense during the three months ended March 31, 2019. The unamortized debt discount was recorded as a reduction of the debenture note as reflected in the condensed consolidated balance sheet as of March 31, 2019.

6. Stockholder’s Equity and Derivative Liability - Warrants

Preferred Stock, Common Stock and Warrant Offering

During the period from August 5, 2016 to September 30, 2018, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.2 million shares of Series A Convertible Preferred stock into approximately 3.0 million shares of the Company’s common stock.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, the Company completed its rights offering pursuant to its effective registration statement on Form S-1. The Company offered for sale units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of the Company’s Series C Convertible Preferred Stock, or Series C, and 575 common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, the Company sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 6,224,950 common stock warrants. The Company received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants.

The common stock warrants are exercisable at $1.55 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. The Company may redeem the warrants for $0.01 per warrant if the Company’s common stock closes above $6.20 per share for ten consecutive trading days, provided that the Company may not do so prior to the first anniversary of the closing of the unit offering. The warrants were sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, the Company cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they are exercised, terminated or otherwise settled.

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

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series C, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the liability classified warrants. During the three months ended March 31, 2019, the holders of Series C shares converted 46 shares of Series C into 29,676 shares of common stock. As a result of the conversion, the Company recognized a preferred stock discount amortization to additional paid in capital of $24,321 as deemed dividends. During the year ended December 31, 2018, the holders of Series C shares converted 8,852 shares of Series C into 5,710,963 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $4.7 million associated with the difference between the stated and carrying per share values of the Series C, including a $0.5 million accretion related to issuance costs that had been allocated to the Series C which have been presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations.

Beneficial Conversion Feature-Series C Convertible Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $1.55 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $3.8 million accretion was recorded as a dividend reflected in additional paid in capital and also presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations for the year ended December 31, 2018.

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

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statements of operations. Upon the issuance of these warrants, the fair value of approximately $4.4 million was recorded as derivative financial instruments liability - warrants.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Price of ContraVir common stock	$0.23	$0.28
Expected warrant term (years)	1.53 years	1.78 years
Risk-free interest rate	2.34%	2.48%
Expected volatility	73%	74%
Dividend yield	—	—

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Price of ContraVir common stock	$0.23	$0.28
Expected warrant term (years)	2.01 years	2.26 years
Risk-free interest rate	2.21%	2.48%
Expected volatility	73%	74%
Dividend yield	—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Price of ContraVir common stock	$0.23	$0.28
Expected warrant term (years)	3.07 years	3.31 years
Risk-free interest rate	2.21%	2.46%
Expected volatility	69%	74%
Dividend yield	—	—

The warrants, issued in connection with the July 2018 Rights Offering are deemed to be derivative instruments since if the Company does not maintain an effective registration statement, the Company is obligated to deliver registered shares upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside of the control of the Company. Therefore, the fair value of the warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Price of ContraVir common stock	$0.23	$0.28
Expected warrant term (years)	4.26 years	4.50 years
Risk-free interest rate	2.22%	2.51%
Expected volatility	71%	74%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the three months ended March 31, 2019:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2018	Balance of derivative financial instruments liability	7,559,798	$404,337
	Change in fair value of warrants for the three months ended March 31, 2019	—	(195,917)
March 31, 2019	Balance of derivative financial instruments liability	7,559,798	$208,420

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2019 and December 31, 2018.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2019
Convertible Debt	$1,070,000	$—	$—	$1,070,000
Derivative liabilities related to warrants	$208,420	$—	$—	$208,420
Contingent consideration	$2,690,000	$—	$—	$2,690,000
As of December 31, 2018
Convertible Debt	$1,440,000	$—	$—	$1,440,000
Derivative liabilities related to warrants	$404,337	$—	$—	$404,337
Contingent consideration	$2,590,000	$—	$—	$2,590,000

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities-warrants in the Company’s statements of operations. See Note 6 for a rollfoward of the derivative liability for the three months ended March 31, 2019. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

A lattice-based model is used to estimate the fair value of the Secured Convertible Note. The lattice model utilizes a “decision tree” whereby future movement in the company’s common stock price is estimated based on a volatility factor. The Company classified the fair value of the Secured Convertible Note as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions including the Company’s stock price volatility returns, an appropriate risk- free interest rate, default intensity rate and expected recovery rate given default. The estimated fair value of the Secured Convertible Note as of March 31, 2019 was $1.1 million and was based on the following inputs: stock volatility of 90.0 percent, risk- free rate of 2.43 percent related to assumed term of 0.61 years, default Intensity of 23.7 percent and a recovery rate of 30.0 percent.

The following table summarizes the changes in fair value of the convertible debt for which the Company has used Level 3 inputs to determine fair value.

Fair Value of Convertible Debt
Balance at December 31, 2018	$1,440,000
Change in fair value	59,641
Repayment of principal of debt financing	(429,641)
Balance at March 31, 2019	$1,070,000

Contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $0.28. The Company completed the first segment of its Phase 1 clinical activities for CRV431 in October 2018 wherein the Company reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) and in the fourth quarter of 2018, the Company paid a related milestone payment of $1,000,000 and issued 100,737 shares of the Company’s common stock with a fair value of $55,398, representing 2.5% of the Company’s issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders. As of March 31, 2019, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability. The following table presents the change in fair value of the contingent consideration for the three months ended March 31, 2019.

Acquisition- related Contingent Consideration
Liabilities
Balance at December 31, 2018	$2,590,000
Change in fair value recorded in earnings	100,000
Balance at March 31, 2019	$2,690,000

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
IPR&D asset:
CRV431 balance at December 31, 2018	$3,190,000
Change in fair value	—
CRV431 balance at March 31, 2019	$3,190,000

No impairment losses were recorded on IPR&D during the three months ended March 31, 2019.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at January 1, 2019	$1,870,924
Changes during the three months ended March 31, 2019	—
Goodwill balance at March 31, 2019	$1,870,924

No impairment losses were recorded on goodwill during the three months ended March 31, 2019.

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
Payroll and related costs	$322,185	$280,235
Research and development	157,274	184,120
Legal fees	66,964	34,072
Professional fees	63,898	151,812
Other	46,745	11,182
Total accrued expenses	$657,066	$661,421

10. Accounting for Share-Based Payments

On June 3, 2013, ContraVir adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 812,500 and on December 14, 2016 Stockholder and Board approval was obtained to increase the number of authorized shares to 962,500. Stockholder and Board approval was obtained on February 21, 2018 to increase the number of authorized shares to 1,337,500. As of March 31, 2019, the Company had 706,564 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. The following table presents the stock based compensation expense for the periods indicated:

	Three months ended March 31, 2019	Three months ended March 31, 2018
General and administrative	$10,365	$187,656
Research and development	7,141	29,731
Total stock-based compensation expense	$17,506	$217,387

A summary of stock option activity and of changes in stock options outstanding under the Plan for the three months ended March 31, 2019 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2019	642,596	$0.88—$30.64	$12.32	$—	6.02
Cancelled	(11,660)	$4.64 – $28.80	$5.52	$—
Balance outstanding, March 31, 2019	630,936	$0.88 - $30.64	$10.63	$—	5.24
Vested awards and those expected to vest at March 31, 2019	730,979	$0.88 - $30.64	$12.28	$—	6.06
Vested and exercisable at March 31, 2019	606,705	$0.88 - $30.64	$12.83	$—	5.77

There were no options granted to employees during the three months ended March 31, 2019 and 2018. The total value of the shares vested during the three months ended March 31, 2019 was de minimis. Included within the above table are 0.2 million non-employee options outstanding as of March 31, 2019, of which approximately 18,000 are unvested as of March 31, 2019.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of March 31, 2019, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $0.1 million to be recognized over a weighted-average remaining vesting period of approximately 0.8 years.

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

Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the three months ended March 31, 2019 and the three months ended March 31, 2018. There were no forfeitures for the three months ended March 31, 2019. The Company will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

	Three months ended
Basic net (loss) income per common share	March 31, 2019	March 31, 2018
Numerator:

Net loss	$(1,983,711)	$(2,690,488)
Preferred stock deemed dividend	(24,321)	—
Net loss attributable to common shareholders	(2,008,032)	$(2,690,488)
Denominator:
Weighted average common shares outstanding	17,508,583	10,124,112
Net loss per share of common stock—basic and diluted	$(0.11)	$(0.27)

The following outstanding securities at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive.

	Three months ended March 31, 2019	Three months ended March 31, 2018
Common shares issuable upon conversion of Series A preferred stock	222,867	270,867
Common shares issuable upon conversion of Series C preferred stock	1,243,872	—
Stock options	630,936	852,648
Warrants — liability classified	7,559,798	1,426,848
Warrants — equity classified	279,381	—
Total	9,936,854	2,550,363

The liability classified warrants disclosed above have been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

12. Commitments and Contingencies

License Agreement with Chimerix, Inc.

On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix pursuant to which the Company has licensed TXL from Chimerix for further clinical development and commercialization. TXL is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, the Company licensed TXL from Chimerix in exchange for an upfront payment consisting of 120,000 shares of the Company’s Series B Convertible Preferred Stock. In addition, Chimerix is eligible to receive up to approximately $20.0 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days’ prior written notice to Chimerix.

On April 2, 2019, the Company delivered a notification to Chimerix of its intention to terminate the License Agreement by and between the Company and Chimerix, dated December 17, 2014. The termination of the License Agreement will be effective on June 1, 2019. Pursuant to the License Agreement, Chimerix granted ContraVir rights for the development and commercialization of TXL. Upon the effectiveness of the termination of the License Agreement, Chimerix will reacquire all worldwide rights to TXL. ContraVir made the decision to terminate the License Agreement following its decision to no longer pursue development of CMX157, and to focus its resources and development programs on further advancing CRV431.

Contractual Obligations

In August 2014, the Company entered into a lease for corporate office space in Edison, New Jersey. In December 2017, the Company entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. Rent expense for the three months ended March 31, 2019 was $87,552.

In May 2018, the Company entered a lease for office equipment to be used at the Company’s corporate office space in Edison, New Jersey. This term of this lease is 3 years and the Company has incurred expenses of approximately $900 relating to this lease for the period ended March 31, 2019.

The Company also leases office and research laboratory space in Edmonton, Canada that is currently on a month to month basis.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). The Company determines if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

Prior to January 1, 2019, the Company recorded monthly rent expense on a straight-line basis, from the commencement of the lease to December 31, 2018. As of December 31, 2018, the balance of the Deferred rent liability was $9,235, representing the difference between cash rent paid and the straight-line rent expense.

The following table summarizes annual rental payments for each of the following fiscal years as of December 31, 2018:

2019	$202,734
2020	194,529
2021	209,170
2022 and thereafter	266,290
Total	$872,723

Beginning January 1, 2019, the Company accounts for leases according to the FASB issued ASU 2016-02.

Operating leases where the Company is the lessee are included under the caption “Right of Use Assets” on the Company’s condensed consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

The Right-Of-Use (“ROU”) asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company adopted ASC 842 in the first quarter of 2019 using an alternative modified retrospective approach, in which prior periods will not be restated. As a result of the adoption, as of January 1, 2019, the Company recognized an operating lease liability of $773 thousand based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $764 thousand. As of March 31, 2019, the lease liabilities are $733 thousand, of which $190 thousand is current and $543 thousand are non-current. The ROU assets are $724 thousand. The discount rate used to account for the Company’s operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 6.5%.

Rent expense related to the Company’s operating leases was approximately $61 thousand and $83 thousand for the three months ended March 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $61 thousand. The weighted average remaining term of the Company’s noncancelable operating leases is 3.98 years. Future minimum rental payments under the Company’s noncancelable operating leases at March 31, 2019 is as follows:

2019	$154,594
2020	197,828
2021	210,583
2022	212,388
2023	53,901
Total	829,294
Present Value Adjustment	(95,920)
Lease liability at March 31, 2019	$733,374

Employment Agreements

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

13. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL. The Company incurred expenses related to the agreement of $0 and $25,000 for the three months ended March 31, 2019 and 2018, respectively.

14. Income Taxes

On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The key impacts of the Tax Act on the Company’s condensed consolidated financial statements were the re-measurement of deferred tax balances to the new corporate tax rate. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $373,000 recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit at that time. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. In connection with the preparation of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, the Company identified an error related to an additional reduction that should have been recorded to the valuation allowance in the approximate amount of $536,000 to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed. This error was determined to be immaterial and was corrected as an out of period adjustment previously recorded in the quarter ended March 31, 2018.

15. Subsequent Event

On April 2, 2019, the Company delivered a notification to Chimerix of its intention to terminate the License Agreement by and between the Company and Chimerix, dated December 17, 2014. The termination of the License Agreement will be effective on June 1, 2019. Pursuant to the License Agreement, Chimerix granted ContraVir rights for the development and commercialization of TXL. Upon the effectiveness of the termination of the License Agreement, Chimerix will reacquire all worldwide rights to TXL. The Company made the decision to terminate the License Agreement following its decision to no longer pursue development of CMX157, and to focus its resources and development programs on further advancing CRV431. The Company will not be subject to any penalties or costs as a result of the termination of the License Agreement.

On April 15, 2019 the Company received approximately $1.0 million from the sale of state NOLS.

On April 25, 2019 the Company announced the pricing of a public offering with total gross proceeds of approximately $2,140,000 before deducting placement agent fees and other offering expenses payable by the Company that closed on April 29, 2019. The securities offered by the Company consist of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $0.12 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Convertible Preferred Stock, with a stated value of $1,000 per share, and convertible into 8,333 shares of Common Stock per share of Series D Convertible Preferred Stock, and Warrants to purchase 8,333 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all the Series D Convertible Preferred Stock is 17,833,334. The aggregate number of Warrants issued in the offering was 17,833,334. The Warrants have an exercise price of $0.12, are exercisable upon issuance and expire five years from the date of issuance.

During April 2019, the Company issued 1,304,058 shares of the Company’s common stock with a redemption fair value of $200,000, for repayment of debt to ITR, resulting in a $0.9 million balance of remaining principal after the redemption.

On May 6, 2019, the Company issued a press release announcing that the Nasdaq Hearings Panel has granted the Company’s request for continued listing on The Nasdaq Capital Market, subject to compliance with certain conditions.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended December 31, 2018 filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2019. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

An HBV vaccine is available that, if administered prior to HBV infection, assists the body in neutralizing the virus and blocking infection. However, vaccination is not efficacious for people who are already infected with HBV, and the vaccine has not been historically available to everyone. As a result, an estimated 240 million people worldwide have chronic HBV infection. Anti- HBV medications are used widely by chronically infected individuals but usually are only effective in decreasing viral replication and viremia (virus in the blood), and NOT in eradicating HBV from the liver. This is because HBV, unlike HCV, has evolved clever ways of persisting in liver cells and evading the immune system. Thus, despite vaccines and anti-viral medications, chronic HBV infection remains a huge global health problem. Chronic HBV infection is the leading cause of hepatocellular carcinoma, which kills around 350,000 people per year. A similar number of people die each year from cirrhosis and other complications arising from HBV.

We are developing CRV431 as our lead molecule. CRV431 is a cyclophilin inhibitor that targets specific isomerases that play an important role in protein folding in health and in disease. To date, in vitro and/or in vivo studies have demonstrated reductions in HBV DNA, HBsAg, HBeAg, inhibition of virus uptake (NTCP transport inhibition), and stimulation of innate immunity. Importantly, in vivo studies in a NASH model of fibrosis and HCC have repeatedly demonstrated CRV431 reduces fibrosis scores and overall liver tumor burden. Hence, CRV431 is a pleiotropic molecule that may not only treat liver disease but may also serve to reduce important risk factors (e.g., HBV) for developing the disease. We have completed a phase 1 study with CRV431 demonstrating safety, tolerability, and pharmacokinetics (PK).

CRV431

CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many isoforms. Cyclophilins, known as peptidyl prolyl isomerases, play a role in health and in the pathogenesis of certain diseases. The isomerase activity plays an important role in a number of biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. Additionally, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the pathogenesis of many diseases, including liver disease and viral hepatitis.

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

We have conducted three separate studies of CRV431 in a mouse NASH model. This model utilized streptozotocin in combination with a high fat diet to create the model. Mice developed NASH, with fibrosis occurring in eight to twelve weeks. By approximately 20 weeks of age, mice began to develop hepatocellular carcinoma (HCC). In our first study, conducted by an independent laboratory in Japan, non-alcoholic fatty liver disease (NAFLD) activity scores (NAS) were assessed. NAS, a composite score of steatosis, inflammation, and ballooning of the liver, was determined when either five or 20 mg/kg once daily treatment with CRV431 was administered by oral gavage.

In this first study, CRV431 was administered for only three weeks which did not result in a statistically significant decline. In a second independent study conducted at Scripps Research Institute, CRV431 was administered for six weeks at a dose of 50 mg/kg/day orally. A third study conducted at Scripps wherein CRV431 was administered for 11 weeks demonstrated a statistically significant decline in NAFLD activity scores, whereas the six-week study did not.

These same three studies also examined fibrosis scores, as measured by Sirius red staining for collagen. Except for the lowest dose tested in Japan, which was only 5 mg/kg/day of CRV431, all three studies demonstrated that CRV431 resulted in a statistically significant reduction of fibrosis, compared to vehicle control, whether the study drug was given for 3, 6, or 11-weeks once daily by oral gavage. Reductions in fibrosis scores were observed at both 20 and 50 mg/kg/day.

In longer-term experiments in the NASH mouse model, CRV431 dosing began on week 20, for a period of 10 weeks. Hepatocellular carcinoma (HCC) begins to develop at about 20 weeks in this model. CRV431 was administered by oral gavage at 50 mg/kg/day. Our results indicated that CRV431 significantly (p=0.02) reduced tumor burden (number and size of nodules) compared with vehicle control mice. This score reflected a tumor burden reduction of about 52%. Altogether, the most robust and consistent CRV431 effects in the NASH model were reductions in fibrosis and cancerous nodules.

Our Phase 1 single ascending dose study was performed in healthy volunteers administered CRV431 orally at doses of 75, 225, 375, and 525 mg. This study design was a randomized, partially blinded, placebo-controlled trial to evaluate the safety, tolerability, and PK of CRV. A total of 6 subjects were given CRV431 in each of the four dosing cohorts. An additional 2 subjects were given placebo in each of these cohorts, so that a total of 24 subjects received CRV431 and a total of 8 subjects received placebo.

The Tmax occurred generally at about one hour. As expected, corresponding Cmax values increased with increasing dose. Systemic exposures, as determined by AUC were linear (r = 0.914) up to 375 mg, but AUCs did not appreciably change from 375 mg to 525 mg. Terminal elimination half-life was approximately 100 hours.

In the Phase 1 study of CRV431, there were no severe adverse events (SAEs). The adverse events (AEs) reported were mild to moderate in nature and were almost all not related to study drug. There were no Grade 3 or 4 lab abnormalities, and all vital signs and ECGs remained normal.

On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and we paid a related milestone payment of $1,000,000 and issued 100,737 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders.

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

On December 18, 2014, we and Chimerix, Inc.(“Chimerix”), entered into a Licensing Agreement pursuant to which we licensed CMX157 (now known as tenofovir exalidex, “TXL”) from Chimerix for further clinical development and commercialization in exchange for an upfront payment consisting of 120,000 shares of our Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. We may also terminate the License Agreement without cause on a country by country basis upon sixty (60) days prior written notice to Chimerix.

On April 2, 2019, we delivered a notification to Chimerix of our intention to terminate the License Agreement. The termination of the License Agreement will be effective on June 1, 2019. Upon the effectiveness of the termination of the License Agreement, Chimerix will reacquire all worldwide rights to TXL. We made the decision to terminate the License Agreement following our decision to no longer pursue development of TXL, and to focus our resources and development programs on further advancing CRV431.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2019, we have an accumulated deficit of approximately $78.4 million. From inception through March 31, 2019, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On July 3, 2018, we completed a rights offering pursuant to its effective registration statement on Form S-1. We offered units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of our Series C Convertible Preferred Stock, or Series C, and 575 common stock warrants. Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 6,224,950 common stock warrants. We received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants. The common stock warrants are exercisable at $1.55 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. We may redeem the warrants for $0.01 per warrant if our common stock closes above $6.20 per share for ten consecutive trading days, provided that we may not do so prior to the first anniversary of the closing of the unit offering. The warrants were sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, we cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they exercised, terminated or otherwise settled.

On March 13, 2019, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Securities Purchase Agreement, we issued to the Investor in a private placement (the “Private Placement”) (i) 3,320,000 shares of our common stock and (ii) an unsecured $1.25 million aggregate principal amount debenture (the “Debenture”). The maturity date of the Debenture is June 30, 2019. Prior to the maturity date, no interest will accrue on the Debenture. Upon an event of default, including upon the non-repayment of the principal amount at the maturity date, interest shall accrue on the Debenture at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such principal amount is paid in full. The Debenture ranks junior to our existing secured indebtedness.

On April 25, 2019 we announced the pricing of a public offering with total gross proceeds of approximately $2,140,000 before deducting placement agent fees and other offering expenses payable by us that closed on April 29, 2019. The securities offered by us consist of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $0.12 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Convertible Preferred Stock, with a stated value of $1,000 per share, and convertible into 8,333 shares of Common Stock per share of Series D Convertible Preferred Stock, and Warrants to purchase 8,333 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all of the Series D Convertible Preferred Stock is 17,833,334. The aggregate number of Warrants issued in the offering was 17,833,334. The Warrants have an exercise price of $0.12, are exercisable upon issuance and expire five years from the date of issuance.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of condensed consolidated financial statements. Our accounting policies are described in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of our Annual Report on Form 10-K (“Form 10-K”) as of and for year ended December 31, 2018, filed with the SEC on March 14, 2019. There have been no changes to our critical accounting policies since December 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 4 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2019 and 2018

	Three months ended
	March 31, 2019	March 31, 2018	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	518,040	2,260,704	1,742,664
General and administrative	1,403,660	1,600,907	197,247
Loss from operations	(1,921,700)	(3,861,611)	1,939,911

Other income (expense)
Change in fair value of debt	(59,641)	—	(59,641)
Interest expense	(98,287)	—	(98,287)
Change in fair value of derivative instruments-warrants and contingent consideration, net	95,917	635,123	(539,206)
Loss before income taxes	(1,983,711)	(3,226,488)	1,242,777

Income tax benefit	—	536,000	(536,000)
Net loss	$(1,983,711)	$(2,690,488)	$706,777

We had no revenues during the three months ended March 31, 2019 or 2018 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2019 and 2018 amounted to $0.5 million and $2.2 million, respectively. The approximate $1.7 million decrease was primarily comprised of a decrease of $0.8 million of costs attributable to the decision to discontinue development of TXL, a $0.2 million reduction of consulting fees, a $0.4 million decrease in salary and related costs associated with a reduction in research and development headcount and a $0.1 decrease in clinical lab supplies.

General and administrative expenses for the three months ended March 31, 2019 and 2018 amounted to $1.4 million and $1.6 million, respectively. The decrease of $0.2 million is primarily due to the departure of a senior executive and a $0.2 million decrease in stock based compensation associated with reduced headcount partially offset by a $0.1 million increase in professional fees.

The $0.5 million decrease in the change in fair value of derivative instruments and contingent consideration liabilities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was due primarily to a lower stock price used to mark to market our outstanding warrants and contingent consideration.

The $0.5 million change in the Income Tax Benefit was due to the 2017 Tax Reform legislation. On December 22, 2017, new federal tax reform legislation was enacted in the United States, resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The key impacts of the Tax Act on our condensed consolidated financial statements were the re-measurement of deferred tax balances to the new corporate tax rate. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $0.9 million recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. In connection with the preparation of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, we identified an error related to an additional reduction that should have been recorded to the valuation allowance in the approximate amount of $0.5 million to reflect the adjustment allowed by the 2017 Tax Act to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of our deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed. This error was determined to be immaterial and was corrected as an out of period adjustment previously recorded in the quarter ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018
Net cash (used in) provided by:
Operating activities	$(2,058,427)	$(3,592,253)
Investing activities	(37,849)	900
Financing activities	946,453	1,635,139
Net decrease in cash	$(1,149,823)	$(1,956,214)

As of March 31, 2019, we had approximately $1.7 million in cash. Net cash used in operating activities was approximately $2.1 million for the three months ended March 31, 2019. Net cash provided by financing activities was approximately $0.9 million for the three months ended March 31, 2019. As of March 31, 2019, we had a working capital of $(1.5) million compared to working capital of $1.6 million as of March 31, 2018.

On April 25, 2019 we announced the pricing of a public offering with total gross proceeds of approximately $2,140,000 before deducting placement agent fees and other offering expenses payable by us that closed on April 29, 2019. The securities offered by us consist of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $0.12 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Convertible Preferred Stock, with a stated value of $1,000 per share, and convertible into 8,333 shares of Common Stock per share of Series D Convertible Preferred Stock, and Warrants to purchase 8,333 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all of the Series D Convertible Preferred Stock is 17,833,334. The aggregate number of Warrants issued in the offering was 17,833,334. The Warrants have an exercise price of $0.12, are exercisable upon issuance and expire five years from the date of issuance.

On March 13, 2019, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Securities Purchase Agreement, we issued to the Investor in a private placement (the “Private Placement”) (i) 3,320,000 shares of our common stock and (ii) an unsecured $1.25 million aggregate principal amount debenture (the “Debenture”). The maturity date of the Debenture is June 30, 2019. Prior to the maturity date, no interest will accrue on the Debenture. Upon an event of default, including upon the non-repayment of the principal amount at the maturity date, interest shall accrue on the Debenture at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such principal amount is paid in full. The Debenture ranks junior to our existing secured indebtedness.

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

The gross proceeds of the offering were first allocated to the warrants based on the fair value of the warrants at that time, with the residual proceeds allocated to the Series C. All offering costs were allocated between the Series C and the warrants. In addition, pursuant to a private offering, the placement agent received, as compensation for the transaction, equity warrants to purchase 279,381 shares of our common stock priced at $1.71 per share. The fair value of the placement agent equity classified warrants was $0.2 million at the time of issuance and $0.1 million was allocated to the Series C and $0.1 million was allocated to the liability classified common stock warrants. All costs allocated to the liability classified warrants were expensed immediately and as a component of general and administrative expenses within our condensed consolidated statement of operations.

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

Beneficial Conversion Feature- Series C Convertible Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $1.55 per share. Based on the guidance in ASC 470-20-20, we have determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. Based on the additional conversions of Series C preferred stock in the first quarter of 2019, we recognized a preferred stock discount charged to additional paid in capital of $24,321.

On May 8, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which we issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to us in four tranches of $250,000 upon request by us. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of March 31, 2019. We are using the proceeds for the continued development of our CRV431 compound for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of our common stock at our election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if our common stock is trading below $1.60 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $1.60. We have obtained a waiver to the redemption price to enable us to be able to redeem balances of the debt with our common stock. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. We also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of our assets, except for intellectual property. We identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that we comply with certain non-financial covenants customary for financing of this nature which we were in compliance with as of March 31, 2019. During November and December of 2018, we received redemption requests totaling $0.8 million from IRT, approximately $0.1 million of which was attributed to interest. During the three months ended March 31, 2019, we made a cash redemption payment on the debt to IRT totaling $312,500 and we also made redemption payments on the debt to IRT utilizing company common stock totaling 831,841 shares with a redemption fair value of $150,000.

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

On March 9, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million

For the three months ended March 31, 2019 and 2018, we sold 0 and 766,288 shares of our common stock resulting in net proceeds of approximately $0 and $1.6 million, respectively, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

Operating and Capital Expenditure Requirements

As of March 31, 2019, we had an accumulated deficit of $78.4 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited condensed consolidated financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern within one year of the issuance of these condensed consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations and Commitments

We have a long-term contractual cash obligation as of March 31, 2019, comprised of our debt with IRT and our debt debenture with an investor (see Note 5).

Leases

We account for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

Prior to January 1, 2019, we recorded monthly rent expense on a straight-line basis, from the commencement of the lease to December 31, 2018. As of December 31, 2018, the balance of the Deferred rent liability was $9,235, representing the difference between cash rent paid and the straight-line rent expense.

The following table summarizes annual rental payments for each of the following fiscal years as of December 31, 2018:

2019	$202,734
2020	194,529
2021	209,170
2022 and thereafter	266,290
Total	$872,723

Beginning January 1, 2019, we accounted for leases according to the FASB issued ASU 2016-02. Operating leases where we are the lessee are included in other assets on our condensed consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

The Right-Of-Use (“ROU”) asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We adopted ASC 842 as of January 1, 2019 using a modified retrospective approach and because of the adoption, we recognized an operating lease liability of $773 thousand based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $764 thousand, which is included in other assets in the condensed consolidated balance sheets. As of March 31, 2019, the lease liabilities and the ROU asset are $733 thousand and $724 thousand, respectively, which are included in accrued liabilities and other non-current liabilities and other assets in the condensed consolidated balance sheets, respectively. The discount rate used to account for our operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 6.5%.

Rent expense related to our operating leases was approximately $61 thousand and $83 thousand for the three months ended March 31, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $61 thousand. The weighted average remaining term of our noncancelable operating leases is 3.98 years. Future minimum rental payments under the our noncancelable operating leases at March 31, 2019 is as follows:

2019	$154,594
2020	197,828
2021	210,583
2022	212,388
2023	53,901
Total	829,294
Present Value Adjustment	(95,920)
Lease liability at March 31, 2019	$733,374

Contingent consideration

We have recorded contingent consideration related to the acquisition of Ciclofilin on June 10, 2016 as well as executed several license agreements, as discussed in Note 7 and Note 12 to the condensed consolidated financial statements, respectively. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) and we paid a related milestone payment of $1,000,000 and issued 100,737 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of March 31, 2019, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability.

Employment agreements

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2019, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. We are committed to the remediation of the material weaknesses described in our Annual Report on Form 10-K, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise. As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented the new lease standard under ASC 842 as of January 1, 2019. The Company has substantially centralized the accounting and disclosure requirements under ASC 842 utilizing a third-party service provider. In connection with these changes, we implemented certain modifications to our internal controls over financial reporting, including the implementation of processes to address various judgments and assessments necessary during the life of a lease; as well as implementing new controls to capture the expanded disclosures required under ASC 842. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended March 31, 2019.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

3.1

Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).

4.1	Form of Unsecured Debenture issued to Investor, dated March 14, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 19, 2019).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form S-1 filed on April 18, 2019).
10.1	Form of Securities Purchase Agreement, dated March 13, 2019, by and among the Company and the Investor (incorporated by reference to Exhibit 10.1 to form 8-K filed on March 19, 2019
10.11	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.11 to Form S-1 filed on April 18, 2019)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTRAVIR PHARMACEUTICALS, INC. (Registrant)

Date: May 15, 2019	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: May 15. 2019	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer