Form 10-Q
period 2019-06-30
Hepion Pharmaceuticals, Inc.
filed 2019-08-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2019

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-36856

HEPION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

399 Thornall Street, First Floor, Edison, New Jersey
(Address of principal executive offices)

08837
(Zip Code)

(732) 902-4000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	HEPA	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

The number of the registrant’s shares of common stock outstanding was 3,453,601 as of August 14, 2019.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited condensed consolidated financial statements as of and for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 14, 2019. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited):	1
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2019 and 2018 and for the Six Months Ended June 30, 2019 and 2018	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2019 and 2018 and for the Six Months Ended June 30, 2019 and 2018	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II—OTHER INFORMATION
Item 1.	Risk Factors	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
SIGNATURES		39

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash	$17,149,060	$2,832,429
Prepaid expenses	240,083	135,591
Total Current Assets	17,389,143	2,968,020
Property and equipment, net	64,842	32,434
Right of Use Assets	683,683	—
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	140,723	127,794
Total Assets	$23,339,315	$8,189,172
Liabilities and Stockholder’s Equity
Current Liabilities:
Accounts payable	$282,592	$748,428
Accrued expenses	535,153	661,421
Operating lease liabilities, current	190,629	—
Convertible debt	790,000	1,440,000
Total Current Liabilities	1,798,374	2,849,849
Contingent consideration	2,640,000	2,590,000
Deferred tax liability	360,700	360,700
Operating lease liabilities, non-current	502,289	—
Deferred rent liability	—	9,235
Derivative financial instruments, at estimated fair value-warrants	8,809	404,337
Total Liabilities	5,310,172	6,214,121
Commitments and contingencies
Stockholders’ Equity:
Convertible preferred stock, par value $0.0001 per share. Authorized 20,000,000 shares
Series A convertible preferred stock, stated value $10.00 per share, 85,581 shares issued and outstanding at June 30, 2019 and December 31, 2018	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,843 and 1,974 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	868,573	930,311
Common stock, par value $.0001 per share. Authorized 120,000,000 shares, 3,453,601 and 247,006 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	345	25
Additional paid-in capital	95,772,959	76,652,839
Accumulated deficit	(79,468,542)	(76,463,932)
Total Stockholders’ Equity	18,029,143	1,975,051
Total Liabilities and Stockholders’ Equity	$23,339,315	$8,189,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$—	$—	$—	$—
Costs and Expenses:
Research and development	755,659	2,122,898	1,273,699	4,383,602
General and administrative	939,909	1,761,499	2,343,570	3,362,406
Total operating expenses	1,695,568	3,884,397	3,617,269	7,746,008

Loss from Operations	(1,695,568)	(3,884,397)	(3,617,269)	(7,746,008)

Other income (expense)
Change in fair value of debt	(94,154)	31,948	(153,795)	31,948
Interest expense	(441,801)	(231,948)	(540,088)	(231,948)
Change in fair value of derivative instruments-warrants and contingent consideration, net	249,611	55,322	345,528	690,445

Loss before income taxes	(1,981,912)	(4,029,075)	(3,965,624)	(7,255,563)
Income tax benefit	961,014	—	961,014	536,000
Net loss	(1,020,898)	(4,029,075)	(3,004,610)	(6,719,563)
Deemed dividend (see note 6)	(5,412,045)	—	(5,436,366)
Net loss Attributable to Common Shareholders	$(6,432,943)	$(4,029,075)	$(8,440,976)	$(6,719,563)

Weighted Average Common Shares Outstanding
Basic and Diluted	859,827	152,344	556,662	148,508
Net Loss per Common Share
Basic and Diluted	$(7.48)	$(26.45)	$(15.16)	$(45.25)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2019

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series C		Series D		Series E		Common Stock		Paid in	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity
Balance April 1, 2019	85,581	$855,808	1,928	$908,632	—	$—	—	$—	306,741	$31	$77,328,213	$(78,447,644)	$645,040
Issuance of common stock, Debt Redemption									42,439	4	400,059		400,063
Issuance of common stock, private placement											330		330
Issuance of common stock, net									1,031,071	103	5,844,427		5,844,530
Issuance of Preferred Stock					521	312,600	10,570	6,976,201			3,802,201		11,091,002
Offering cost related to issuance of preferred stock						(29,526)		(472,311)			(536,787)		(1,038,624)
Placement agent warrants						(48,250)		(244,895)			293,145		—
Beneficial conversion feature of preferred stock						(186,692)		(581,350)			768,042		—
Accretion of beneficial conversion feature of preferred stock						186,692		581,350			(768,042)		—
Accretion of preferred stock discount upon conversion				44,941		286,176		4,311,007			(4,642,124)		—
Conversion of preferred stock			(85)	(85,000)	(521)	(521,000)	(10,570)	(10,570,002)	1,824,473	182	11,175,820		—
Exercise of warrants									248,877	25	2,090,542		2,090,567
Stock based compensation expense											17,133		17,133
Net loss												(1,020,898)	(1,020,898)
Balance June 30, 2019	85,581	$855,808	1,843	$868,573	—	$—	—	$—	3,453,601	$345	$95,772,959	$(79,468,542)	$18,029,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six months ended June 30, 2019

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series C		Series D		Series E		Common Stock		Paid in	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity
Balance January 1, 2019	85,581	$855,808	1,974	$930,311	—	$—	—	$—	247,006	$25	$76,652,839	$(76,463,932)	$1,975,051
Issuance of common stock, Debt Redemption									54,322	5	549,976		549,981
Issuance of common stock, private placement									47,428	5	486,608		486,613
Issuance of common stock, net									1,031,071	103	5,844,421		5,844,524
Issuance of Preferred Stock					521	312,600	10,570	6,976,201			3,802,201		11,091,002
Offering cost related to issuance of preferred stock						(29,526)		(473,311)			(536,787)		(1,038,624)
Placement agent warrants						(48,250)		(244,895)			293,145		—
Beneficial conversion feature of preferred stock						(186,692)		(581,350)			768,042		—
Accretion of beneficial conversion feature of preferred stock						186,692		581,350			(768,042)		—
Accretion of preferred stock discount upon conversion				69,262		286,176		4,311,007			(4,666,445)		—
Conversion of preferred stock			(131)	(131,000)	(521)	(521,000)	(10,570)	(10,570,002)	1,824,897	182	11,221,820		—
Exercise of warrants									248,877	25	2,090,542		2,090,567
Stock based compensation expense											34,639		34,639
Net loss												(3,004,610)	(3,004,610)
Balance June 30, 2019	85,581	$855,808	1,843	$868,573	—	$—	—	$—	3,453,601	$345	$95,772,959	$(79,468,542)	$18,029,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Six months ended June 30, 2019

(Unaudited)

			Preferred Stock,		Preferred Stock,		Preferred Stock,
	Preferred Stock, Series A $0.0001 par value		Series C $0.0001 par value		Series D $0.0001 par value		Series E $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
										Par	Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance March 31, 2018	104,013	$1,040,128	—	$—	—	$—	—	$—	151,699	$15	$71,715,066	$(69,705,125)	$3,050,084
Issuance of common stock, net	—	—	—	—	—	—	—	—	361	0	73,661	—	73,661
Conversion of Series A Preferred stock	(18,432)	(184,320)	—	—	—	—	—	—	686	0	184,315	—	(5)
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	152,764	—	152,764
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,029,075)	(4,029,075)
Balance June 30, 2018	85,581	$855,808	—	$—	—	$—	—	$—	152,746	$15	$72,125,806	$(73,734,200)	$(752,571)

			Preferred Stock,		Preferred Stock,		Preferred Stock,
	Preferred Stock, Series A $0.0001 par value		Series C $0.0001 par value		Series D $0.0001 par value		Series E $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
										Par	Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance Janaury 1, 2018	104,013	$1,040,128	—	$—	—	$—	—	$—	139,893	$14	$69,676,687	$(67,014,637)	$3,702,192
Issuance of common stock, net	—	—	—	—	—	—	—	—	12,167	1	1,894,653	—	1,894,654
Conversion of Series A Preferred stock	(18,432)	(184,320)	—	—	—	—	—	—	686	0	184,315	—	(5)
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	370,151	—	370,151
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,719,563)	(6,719,563)
Balance June 30, 2018	85,581	$855,808	—	$—	—	$—	—	$—	152,746	$15	$72,125,806	$(73,734,200)	$(752,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net loss	$(3,004,610)	$(6,719,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	34,637	370,151
Change in fair value of derivative instrument-warrants	(395,528)	(530,445)
Change in fair value of contingent consideration	50,000	(160,000)
Change in fair value of debt	153,795	(31,948)
Amortization of debt discount recorded as interest expense	486,612	—
Deferred tax liability adjustment	—	(536,000)
Depreciation and amortization expense	12,928	9,505
Deferred financing costs	—	(13,781)
Non-cash interest expense	49,729	31,948
Loss on sale of fixed asset	—	4,474
Changes in operating assets and liabilities:
Accounts payable and accrued expense	(592,104)	655,652
Deferred rent liability	—	7,406
Prepaid expenses and other assets	(117,422)	(97,100)
Net Cash used in Operating Activities	(3,321,963)	(7,009,701)

Cash Flows From Investing Activities:
Proceeds from sale of fixed asset	—	900
Additions to property and equipment	(45,334)	—
Net Cash used in Investing Activities	(45,334)	900

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	5,844,530	1,635,140
Proceeds from debt financing	—	2,000,000
Proceeds from issuance of Series D and warrants, net of issuance costs	403,120	—
Proceeds from issuance of Series E and warrants, net of issuance costs	9,649,258	—
Proceeds from exercise of warrants	2,090,567	—
Proceeds from issued of debt	1,250,000	—
Repayment of convertible debt	(303,547)	—
Repayment of debt financing	(1,250,000)	—
Net Cash provided by Financing Activities	17,683,928	3,635,140
Net increase in cash	14,316,631	(3,373,661)
Cash at beginning of period	2,832,429	5,954,017
Cash at end of period	$17,149,060	$2,580,356

Supplementary Disclosure Of Cash Financing Activities:
Cash paid for interest	$8,953	$—

Supplementary Disclosure Of Non-Cash Financing Activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$—	$259,598
Conversion of Series A convertible preferred stock	$—	$184,320
Conversion of Series C convertible preferred stock	$131,000	$—
Conversion of Series D convertible preferred stock	$521,000	$—
Conversion of Series E convertible preferred stock	$10,570,002	$—
Accretion of Series C, D and E Preferred stock discount upon conversion	$4,666,445	$—
Beneficial Conversion Factor of preferred stock accreted as deemed dividend	$768,042	$—
Issuance of common stock for debt redemption	$500,428	$—
Adoption of Lease Accounting	$692,918	$—
Placement agent warrants	$293,145	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview

Hepion Pharmaceuticals, Inc. (“Hepion” or the “Company”) is a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of pleiotropic drug therapy for treatment of chronic liver disease. This therapeutic approach targets fibrosis and hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. The Company’s cyclophilin inhibitor, CRV431, is being developed to offer benefits to address these multiple complex pathologies. CRV431 is a cyclophilin inhibitor that targets multiple biochemical pathways involved in the progression of liver disease. Preclinical studies with CRV431 in NASH models demonstrated consistent reductions in liver inflammation, fibrosis, and cancerous tumors. CRV431 additionally shows antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease.

On July 18, 2019, we filed a certificate of amendment (the “Certificate of Amendment”) to our certificate of incorporation (the “Certificate”) to change our name from “ContraVir Pharmaceuticals, Inc.” to “Hepion Pharmaceuticals, Inc.” The name change became effective as of July 18, 2019.The name change does not affect the rights of the Company’s security holders. There were no other changes to the Certificate. On July 23, 2019, the Company’s common stock, which trades on the NASDAQ Capital Market, will cease trading under the ticker symbol “CTRV” and commence trading under the ticker symbol “HEPA”. Along with the ticker symbol change, the Company’s common stock has been assigned a new CUSIP number of 426897 104.

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

CRV431

On May 10, 2018, the Company submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of its CRV431 HBV clinical development program in the United States and received approval in June 2018. The Company completed the first segment of its Phase 1 clinical activities for CRV431 in October 2018 wherein the Company reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and the Company paid a related milestone payment of $1,000,000 and issued 1,439 shares of the Company’s common stock with a fair value of $55,398, representing 2.5% of the Company’s issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders.

TXL

On December 18, 2014, the Company and Chimerix, Inc. (“Chimerix”), entered into a Licensing Agreement pursuant to which we licensed CMX157 (now known as tenofovir exalidex, “TXL”) from Chimerix for further clinical development and commercialization for an upfront payment of 120,000 shares of our preferred stock, valued at $1.2 million.

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

Under the terms of the License Agreement with Chimerix, the Company licensed TXL from Chimerix in exchange for an upfront payment consisting of 120,000 shares of the Company’s Series B Convertible Preferred Stock with a stated value of $1.2 million. In addition, Chimerix is eligible to receive up to approximately $20 million in clinical, regulatory and initial commercial milestones in the United States and Europe, as well as royalties and additional milestones based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty (60) days prior written notice to Chimerix.

On April 2, 2019, the Company delivered a notification to Chimerix of its intention to terminate the License Agreement. The termination of the License Agreement became effective on June 1, 2019. Upon the effectiveness of the termination of the License Agreement, Chimerix reacquired all worldwide rights to TXL. The Company made the decision to terminate the License Agreement following its decision to no longer pursue development of TXL, and to focus its resources and development programs on further advancing CRV431.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Hepion and its subsidiaries ContraVir Research Inc. and ContraVir Research Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On May 28, 2019, the Company effected a 1 for 70 reverse stock split of the Company’s common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Going Concern

As of June 30, 2019, the Company had $17.1 million in cash. Net cash used in operating activities was $3.3 million for the six months ended June 30, 2019. Net loss for the six months ended June 30, 2019 was $3.0 million. As of June 30, 2019, the Company had working capital of $15.6 million. The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of convertible debt, common stock and preferred stock. The Company expects to continue to incur losses for the next several years as it expands its research, development and clinical trials of CRV431. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

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

Cash

As of June 30, 2019, and December 31, 2018, the amount of cash was approximately $17.1 million and $2.8 million, respectively, consisting primarily of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

Financial instruments consist of cash and accounts payable, short-term debt, derivative instruments — warrants , convertible debt and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments— warrants , convertible debt and contingent consideration, which were marked to market at the end of each reporting period. See Note 7 for additional information of the fair value of the derivative liabilities. The Company recorded contingent consideration in its 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 7 for additional information on the fair value of the contingent consideration.

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

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2019 and December 31, 2018, the fair value of such warrants was approximately $9,000 and $0.4 million, respectively, which are classified as a long-term derivative liability on the Company’s balance sheets.

Property, equipment and depreciation

As of June 30, 2019, and December 31, 2018 the Company had $64,842 and $32,434, respectively, of property and equipment, consisting primarily of computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 2 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the six months ended June 30, 2019, and the six months ended June 30, 2018, was $12,928 and $9,505, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. The Company will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2019 and December 31, 2018.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the six months ended June 30, 2019, or the six months ended June 30, 2018.

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

There was no impairment of IPR&D for the six months ended June 30, 2019 or the six months ended June 30, 2018.

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

In April 2019, the Company transferred state net operating loss tax credits and received approximately $1.0 million in connection with the sale of the state net operating losses to a third party recorded as an income tax benefit in the condensed consolidated statement of operations. The Company received approval for the sale of net operating losses through participation in the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2019 and December 31, 2018, the Company had prepaid research and development costs of $116,411 and $41,514, respectively.

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

Foreign Exchange

The functional currency of Hepion and ContraVir Research Inc. is the U.S. dollar. The functional currency of ContraVir Research Corp. is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at June 30, 2019 and December 31, 2018.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the condensed consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial for the six months ended June 30, 2019 and 2018.

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

In June of 2018, the FASB issued ASU 2018-07 — Compensation — Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU with no significant impact on its condensed consolidated financial statements.

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

5. Debt

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which the Company issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to the Company in four tranches of $250,000 upon request by the Company. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of June 30, 2019. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of Company common stock at Company’s election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if the Company’s common stock is trading below $112.00 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $112.00. The Company has obtained a waiver to the redemption price to enable the Company to be able to redeem balances of the debt with the Company’s common stock. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. The Company also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of the Company’s assets, except for intellectual property. The Company identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that the Company comply with certain non-financial covenants customary for financing of this nature which the Company complied with as of June 30, 2019.

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

During the period ended June 30, 2019, the Company made a cash redemption payment on the debt to IRT totaling $312,500. The Company also made redemption payments on the debt to IRT utilizing the Company’s common stock totaling 54,322 shares with a redemption fair value of $0.5 million, $0.5 million of which was applied to principal, resulting in a $0.8 million balance of remaining principal as of June 30, 2019.

On March 13, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Securities Purchase Agreement, the Company issued to the Investor in a private placement (i) 47,429 shares of the Company’s common stock and (ii) an unsecured $1.25 million aggregate principal amount debenture (the “Debenture”). The maturity date of the Debenture is June 30, 2019. Prior to the maturity date, no interest will accrue on the Debenture. Upon an event of default, including upon the non-repayment of the principal amount at the maturity date, interest shall accrue on the Debenture at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such principal amount is paid in full. The Debenture ranks junior to the Company’s existing secured indebtedness. The relative fair value of Company shares of common stock issued was approximately $487 thousand and was recorded as a debt discount, of which $69,516 was amortized as interest expense during the three months ended March 31, 2019. The Company repaid the outstanding debt balance in June 2019 and recorded the remaining unamortized debt discount of $417 thousand as non cash interest expense during the three months ended June 30, 2019.

6. Stockholder’s Equity and Derivative Liability - Warrants

Preferred Stock, Common Stock and Warrant Offering

During the period from August 5, 2016 to September 30, 2018, certain holders of the Company’s Series A Convertible Preferred Stock elected to convert approximately 1.2 million shares of Series A Convertible Preferred stock into 43,319  shares of the Company’s common stock.

Series E Convertible Preferred Stock Issuance

On June 18, 2019, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.0001 per share, designated as the “Series E Convertible Preferred Stock” (the “Series E Preferred Stock”). The number of shares initially constituting the Series E Preferred Stock was set at 10,570 shares.

On June 18, 2019 the Company announced the pricing of a public offering with total gross proceeds of $15.6 million before deducting placement agent fees and other offering expenses payable by the Company (the “Offering”) of approximately $1.6 million inclusive of $0.3 million placement agent warrants. The gross proceeds of $15.6 million comprised of proceeds from issuance of common stock of $5 million and Series E preferred stock of $10.6 million. The Company incurred total offering cost of $1.4 million, excluding $0.3 million of the placement agent warrants, of which $0.4 million was allocated to the common stock issuance and $1 million was allocated to the issuance of Series E preferred stock. The Offering closed on June 20, 2019. The securities offered by the Company consisted of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $6.00 per Class A Unit, and (ii) Class B Units each consisting of one share of Series E Preferred Stock, with a stated value of $1,000 per share, and convertible into approximately 167 shares of Common Stock per share of Series E Preferred Stock, and Warrants to purchase 167 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all the Series E Preferred Stock is 2,600,000. The aggregate number of Warrants issued in the offering was 2,600,000. The Warrants have an exercise price of $6.00, are exercisable upon issuance and expire five years from the date of issuance.

The Company determined that the Series E Convertible Preferred stock should not be classified as temporary equity due to its lack of senior liquidation preferences and is not redeemable on a fixed or determinable date.

Conversion.    Each share of Series E Preferred is convertible by the holder at any time, into the number of shares of our common stock determined by dividing the $1,000 stated value per share of the Series E Preferred by $6.00 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series E Preferred will not have the right to convert any portion of the Series E Preferred to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% (or, at the election of the purchaser prior to the date of issuance, 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

Fundamental Transactions.    In the event the Company effect certain mergers, consolidations, sales of substantially all of our assets, tender or exchange offers, reclassifications or share exchanges in which our common stock is effectively converted into or exchanged for other securities, cash or property, the Company consummate a business combination in which another person acquires 50% of the outstanding shares of our common stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by the Company’s issued and outstanding common stock, then, upon any subsequent conversion of the Series E Preferred, the holders of the Series E Preferred will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series E Preferred.

Dividends.    Holders of Series E Preferred shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of common stock.

Voting.    Except as otherwise provided in the certificate of designation or as otherwise required by law, the Series E Preferred has no voting rights.

Liquidation Preference.    Upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series E Preferred will be entitled to receive out of our assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Series E Preferred were fully converted.

Redemption Rights.    The Company are not obligated to redeem or repurchase any shares of Series E Preferred. Shares of Series E Preferred are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous provisions.

The gross proceeds of the offering were allocated to the Class A units based upon the $6.00 per Class A Unit value and the residual proceeds were allocated between the Series E and warrants based upon their respective relative fair values at that time. All offering costs were allocated between the Series E and the warrants. In addition, the placement agent received, as compensation for the transaction, registered equity warrants to purchase 117,000 shares of the Company’s common stock priced at $7.50 per share. The fair value of the placement agent equity classified warrants was $0.2 million at the time of issuance.

In connection with the issuance of the Series E and common stock warrants, the Company recognized the intrinsic value of a beneficial conversion feature of $0.6 million. The beneficial conversion amount was computed as the difference between the Series E effective conversion price and the fair value of the Company’s common stock multiplied by that number of shares issuable upon conversion.

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series E, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the common stock warrants. During the three months ended June 30, 2019, the holders of Series E shares converted 10,570 shares of Series E into 1,761,667 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $4.9 million associated with the difference between the stated and carrying per share values of the Series E, including a $4.4 million accretion related to issuance costs that had been allocated to the Series E which have been presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations.

Beneficial Conversion Feature-Series E Convertible Preferred Stock

Each share of Series E is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $6.00 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series E preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series E was $0.6 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $0.6 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $0.6 million accretion was recorded as a dividend reflected in additional paid in capital and also presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2019.

Series D Convertible Preferred Stock Issuance

On April 26, 2019, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Certificate of Designation”) with the Delaware Secretary of State creating a new series of its authorized preferred stock, par value $0.0001 per share, designated as the “Series D Convertible Preferred Stock” (the “Series D Preferred Stock”). The number of shares initially constituting the Series D Preferred Stock was set at 521 shares.

                On April 25, 2019, the Company announced the pricing of a public offering with total gross proceeds of $2,140,000 before deducting placement agent fees and other offering expenses payable by the Company (the “Offering”) which approximated $0.5 million inclusive of $0.1 million placement agent warrants. The gross proceeds of $2.1 million comprised of proceeds from issuance of common stock of $1.6 million and Series D preferred stock of $0.5 million. The Company incurred total offering cost of $0.4 million, excluding $0.1 million of placement agent warrants, of which $0.3 million was allocated to the common stock issuance and $0.1 million was allocated to the issuance of Series D preferred stock. The Offering closed on April 29, 2019. The securities offered by the Company consisted of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $8.40 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Preferred Stock, with a stated value of $1,000 per share, and convertible into approximately 119 shares of Common Stock per share of Series D Preferred Stock, and Warrants to purchase 119 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all the Series D Preferred Stock is 254,762. The aggregate number of Warrants issued in the offering was 254,762. The Warrants have an exercise price of $8.40, are exercisable upon issuance and expire five years from the date of issuance.

Each share of Series D Preferred Stock is convertible at the option of the holder at any time, into the number of shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) determined by dividing the $1,000 stated value per share of the Series D Preferred Stock by a conversion price of $8.40 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series D Preferred Stock will not have the right to convert any portion of the Series D Preferred Stock to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the holder’s shares of Series D Preferred Stock. The holder upon notice to the Company, may increase or decrease the beneficial ownership limitation applicable to its shares of Series D Preferred Stock, provided that in no event shall the limitation exceed 9.99% of the number of shares of our Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock upon conversion of the holder’s shares of Series D Preferred Stock.

The Company determined that the Series D Convertible Preferred stock should not be classified as temporary equity due to its lack of senior liquidation preferences and is not redeemable on a fixed or determinable date.

Conversion.    Each share of Series D Preferred is convertible by the holder at any time, into the number of shares of our common stock determined by dividing the $1,000 stated value per share of the Series D Preferred by a conversion price of $8.40 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications. Subject to limited exceptions, a holder of the Series D Preferred will not have the right to convert any portion of the Series D Preferred to the extent that, after giving effect to the conversion, the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion.

Fundamental Transactions.    In the event we effect certain mergers, consolidations, sales of substantially all of our assets, tender or exchange offers, reclassifications or share exchanges in which our common stock is effectively converted into or exchanged for other securities, cash or property, we consummate a business combination in which another person acquires 50% of the outstanding shares of our common stock, or any person or group becomes the beneficial owner of 50% of the aggregate ordinary voting power represented by our issued and outstanding common stock, then, upon any subsequent conversion of the Series D Preferred, the holders of the Series D Preferred will have the right to receive any shares of the acquiring corporation or other consideration it would have been entitled to receive if it had been a holder of the number of shares of common stock then issuable upon conversion in full of the Series D Preferred.

Dividends.    Holders of Series D Preferred shall be entitled to receive dividends (on an as-if-converted-to-common-stock basis) in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of common stock.

Voting     Except as otherwise provided in the certificate of designation or as otherwise required by law, the Series D Preferred has no voting rights.

Liquidation Preference.    Upon our liquidation, dissolution or winding-up, whether voluntary or involuntary, holders of Series D Preferred will be entitled to receive out of our assets, whether capital or surplus, the same amount that a holder of common stock would receive if the Series D Preferred were fully converted.

Redemption Rights.    The Company are not obligated to redeem or repurchase any shares of Series D Preferred. Shares of Series D Preferred are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous provisions.

Common Stock Warrant Pricing Adjustments. The Common Stock Warrants issued to the investors of the common stock included certain provisions that allow for subsequent adjustments to the exercise price upon the issuance of subsequent financial instrument issuances. The Company evaluated these provisions in consideration of the guidance in ASU 2017-11, Accounting for Financial Instruments with Down Round Features, and concluded that equity classification of the common stock warrants was not precluded as the common stock warrant exercise price could only adjust based upon issuances of future financial instruments.

The gross proceeds of the offering were allocated to the Class A units based upon the $8.40 per Class A Unit value and the residual proceeds were allocated between the Series D and warrants based upon their respective relative fair values at that time. All offering costs were allocated between the Series D and the warrants. In addition, the placement agent received, as compensation for the transaction, unregistered equity warrants to purchase 10,196 shares of the Company’s common stock priced at $8.40 per share prior to any pricing adjustment or $6.00 per share subsequent to the common stock warrant pricing adjustment triggered by the Series E Convertible Preferred stock issuance. The fair value of the placement agent equity classified warrants was $0.04 million at the time of issuance.

In connection with the issuance of the Series D and common stock warrants, the Company recognized the intrinsic value of a beneficial conversion feature of $0.1 million. The beneficial conversion amount was computed as the difference between the Series D effective conversion price and the fair value of the Company’s common stock multiplied by that number of shares issuable upon conversion.

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series D, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the common stock warrants. During the three months ended June 30, 2019, the holders of Series D shares converted 521 shares of Series D into 62,064 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $0.4 million associated with the difference between the stated and carrying per share values of the Series D, including a $0.3 million accretion related to issuance costs that had been allocated to the Series D which have been presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations.

Beneficial Conversion Feature-Series D Convertible Preferred Stock

Each share of Series D is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $8.40 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series D preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series D was $0.1 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $0.1 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $0.1 million accretion was recorded as a dividend reflected in additional paid in capital and also presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2019.

Series C Convertible Preferred Stock Issuance

                On July 3, 2018, the Company completed its rights offering pursuant to its effective registration statement on Form S-1. The Company offered for sale units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of the Company’s Series C Convertible Preferred Stock, or Series C, and 8 common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, the Company sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. The Company received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants.

The common stock warrants are exercisable at $108.50 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. The Company may redeem the warrants for $0.70 per warrant if the Company’s common stock closes above $434.00 per share for ten consecutive trading days, provided that the Company may not do so prior to the first anniversary of the closing of the unit offering. The warrants were sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, the Company cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they are exercised, terminated or otherwise settled.

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

Conversion

Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $108.50 per share (subject to adjustments upon the occurrence of certain dilutive events).

At any time after the first anniversary of the original issuance date, the Company may, subject to certain conditions, require the conversion of Series C shares.

The gross proceeds of the offering were first allocated to the warrants based on the fair value of the warrants at that time, with the residual proceeds allocated to the Series C. All offering costs were allocated between the Series C and the warrants. In addition, the placement agent received, as compensation for the transaction, unregistered equity warrants to purchase 3,991 shares of the Company’s common stock priced at $119.70 per share. The fair value of the placement agent equity classified warrants was $0.2 million at the time of issuance and $0.1 million was allocated to the Series C and $0.1 million was allocated to the liability classified common stock warrants. All costs allocated to the liability classified warrants were expensed immediately and as a component of general and administrative expenses within the Company’s condensed consolidated statement of operations.

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

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series C, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the liability classified warrants. During the six months ended June 30, 2019, the holders of Series C shares converted 131 shares of Series C into 1,206 shares of common stock. As a result of the conversion, the Company recognized a preferred stock discount amortization to additional paid in capital of $69,261 as deemed dividends. During the year ended December 31, 2018, the holders of Series C shares converted 8,852 shares of Series C into 81,585 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $4.7 million associated with the difference between the stated and carrying per share values of the Series C, including a $0.5 million accretion related to issuance costs that had been allocated to the Series C which have been presented as a component of net loss attributable to common stockholders in the Company’s condensed consolidated statement of operations.

Beneficial Conversion Feature-Series C Convertible Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $108.50 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $3.8 million accretion was recorded as a dividend reflected in additional paid in capital and also presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations for the year ended December 31, 2018.

Common Stock and Warrant Offering

On October 7, 2015, the Company entered into an underwriting agreement related to the public offering and sale of 8,929 shares of common stock and warrants to purchase up to 5,357 shares of common stock, at a fixed combined price to the public of $1,680 under the Company’s prior shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $2,380.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement.

The Company also granted the Underwriters a 45-day option to purchase up to an additional 1,339 additional shares of common stock and additional warrants to purchase up to 804 shares of common stock at $1,680, which was not exercised. The gross proceeds to the Company were $15.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $1.5 million. If the warrants were exercised in full, Hepion would receive additional proceeds of approximately $12.8 million.

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statements of operations. Upon the issuance of these warrants, the fair value of approximately $4.4 million was recorded as derivative financial instruments liability-warrants.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Price of Hepion common stock	$4.17	$19.60
Expected warrant term (years)	1.28 years	1.78 years
Risk-free interest rate	1.84%	2.48%
Expected volatility	77%	74%
Dividend yield	—	—

On April 4, 2016, the Company closed on a public offering of 8,803 shares of its common stock and warrants to purchase up to 4,401 shares of common stock, at a fixed combined price to the public of $795.20 under the Company’s prior shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $952.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $7.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.7 million. If the warrants were exercised in full, Hepion would receive additional proceeds of approximately $4.2 million.

If the Company consummates any merger, consolidation, sale or other reorganization event in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s statement of operations. Upon the issuance of these warrants, the fair value of approximately $1.5 million was recorded as derivative financial instruments liability-warrants.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Price of Hepion common stock	$4.17	$19.60
Expected warrant term (years)	1.76 years	2.26 years
Risk-free interest rate	1.84%	2.48%
Expected volatility	77%	74%
Dividend yield	—	—

On April 25, 2017, the Company closed on a public offering of 21,429 shares of its common stock and warrants to purchase up to 10,714 shares of common stock, at a fixed combined price to the public of $560.00 under the Company’s prior shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $700.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement. The gross proceeds to the Company were $12.0 million, before deducting the underwriting discount and other offering expenses payable by the Company of approximately $0.5 million. If the warrants were exercised in full, Hepion would receive additional proceeds of approximately $7.5 million.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Price of Hepion common stock	$4.17	$19.60
Expected warrant term (years)	2.82 years	3.31 years
Risk-free interest rate	1.73%	2.46%
Expected volatility	79%	74%
Dividend yield	—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Price of Hepion common stock	$4.17	$19.60
Expected warrant term (years)	4..01 years	4.50 years
Risk-free interest rate	1.74%	2.51%
Expected volatility	71%	74%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance for the six months ended June 30, 2019:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2018	Balance of derivative financial instruments liability	107,997	$404,337
	Change in fair value of warrants for the six months ended June 30, 2019	—	(395,528)
June 30, 2019	Balance of derivative financial instruments liability	107,997	$8,809

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2019 and December 31, 2018.

	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2019
Convertible Debt	$790,000	$—	$—	$790,000
Derivative liabilities related to warrants	$8,809	$—	$—	$8,809
Contingent consideration	$2,640,000	$—	$—	$2,640,000
As of December 31, 2018
Convertible Debt	$1,440,000	$—	$—	$1,440,000
Derivative liabilities related to warrants	$404,337	$—	$—	$404,337
Contingent consideration	$2,590,000	$—	$—	$2,590,000

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities-warrants in the Company’s statements of operations. See Note 6 for a rollforward of the derivative liability for the three months ended June 30, 2019. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

A lattice-based model is used to estimate the fair value of the Secured Convertible Note. The lattice model utilizes a “decision tree” whereby future movement in the company’s common stock price is estimated based on a volatility factor. The Company classified the fair value of the Secured Convertible Note as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions including the Company’s stock price volatility returns, an appropriate risk- free interest rate, default intensity rate and expected recovery rate given default. The estimated fair value of the Secured Convertible Note as of June 30, 2019 was $0.8 million and was based on the following inputs: stock volatility of 150.0 percent, risk- free rate of 2.11 percent related to assumed term of 0.36 years, default Intensity of 23.7 percent and a recovery rate of 30.0 percent.

The following table summarizes the changes in fair value of the convertible debt for which the Company has used Level 3 inputs to determine fair value.

Fair Value of Convertible Debt
Balance at December 31, 2018	$1,440,000
Change in fair value	153,795
Repayment of principal of debt financing	(803,795)
Balance at June 30, 2019	$790,000

Contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. The Company completed the first segment of its Phase 1 clinical activities for CRV431 in October 2018 wherein the Company reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) and in the fourth quarter of 2018, the Company paid a related milestone payment of $1,000,000 and issued 1,439 shares of the Company’s common stock with a fair value of $55,398, representing 2.5% of the Company’s issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders. As of June 30, 2019, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability. The following table presents the change in fair value of the contingent consideration for the six months ended June 30, 2019.

Acquisition- related Contingent Consideration
Liabilities
Balance at December 31, 2018	$2,590,000
Change in fair value recorded in earnings	50,000
Balance at June 30, 2019	$2,640,000

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
IPR&D asset:
CRV431 balance at December 31, 2018	$3,190,000
Change in fair value	—
CRV431 balance at June 30, 2019	$3,190,000

No impairment losses were recorded on IPR&D during the six months ended June 30, 2019.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at December 31, 2018	$1,870,924
Changes during the six months ended June 30, 2019	—
Goodwill balance at June 30, 2019	$1,870,924

No impairment losses were recorded on goodwill during the six months ended June 30, 2019.

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
Payroll and related costs	$335,906	$280,235
Research and development	5,698	184,120
Legal fees	137,345	34,072
Professional fees	30,930	151,812
Other	25,274	11,182
Total accrued expenses	$535,153	$661,421

10. Accounting for Share-Based Payments

On June 3, 2013, Hepion adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 11,607 and on December 14, 2016 Stockholder and Board approval was obtained to increase the number of authorized shares to 13,750. Stockholder and Board approval was obtained on February 21, 2018 to increase the number of authorized shares to 40,535. As of June 30, 2019, the Company had 31,525 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. The following table presents the stock based compensation expense for the periods indicated:

	Three months ended June 30, 2019	Three months ended June 30, 2018	Six months ended June 30, 2019	Six months ended June 13, 2018
General and administrative	$10,371	$120,759	$20,742	$308,415
Research and development	6,760	32,005	13,956	61,736
Total stock-based compensation expense	$17,131	$152,764	$34,698	$370,151

A summary of stock option activity and of changes in stock options outstanding under the Plan for the six months ended June 30, 2019 is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, January 1, 2019	9,180	$61.60—$2,144.80	$862.70	$—	6.02
Cancelled	(170)	$324.80 — $2,016.00	$381.45	$—
Balance outstanding, June 30, 2019	9,010	$61.60 - $2,144.80	$743.20	$—	5.03
Vested awards and those expected to vest at June 30, 2019	8,975	$61.60 - $2,144.80	$858.92	$—	5.81
Vested and exercisable at June 30, 2019	8,635	$61.60 - $2,144.80	$897.20	$—	5.52

There were no options granted to employees during the six months ended June 30, 2019 and 2018. The total value of the shares vested during the six months ended June 30, 2019 was de minimis. Included within the above table are 2,423 non-employee options outstanding as of June 30, 2019, of which approximately 255 are unvested as of June 30, 2019 and therefore subject to remeasurement.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of June 30, 2019, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $42,000 to be recognized over a weighted-average remaining vesting period of approximately 0.5 years.

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

Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the six months ended June 30, 2019 and the six months ended June 30, 2018. There were no forfeitures for the six months ended June 30, 2019. The Company will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

	Three months ended		Six months ended
Basic net (loss) income per common share	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:

Net loss	$(1,020,898)	$(4,029,075)	$(3,004,610)	$(6,719,563)
Preferred stock deemed dividend	(5,412,045)	—	(5,436,366)	—
Net loss attributable to common shareholders	(6,432,943)	$(4,029,075)	$(8,440,976)	$(6,719,563)
Denominator:
Weighted average common shares outstanding	859,827	152,344	556,662	148,508
Net loss per share of common stock—basic and diluted	$(7.48)	$(26.45)	$(15.16)	$(45.25)

The following outstanding securities at June 30, 2019 and 2018 have been excluded from the computation of diluted weighted shares outstanding, as they would have been anti-dilutive:

	Six months ended June 30, 2019	Six months ended June 30, 2018
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,987	—
Stock options	9,010	12,175
Warrants — equity classified	2,733,076	—
Warrants — liabiliity classified	107,997	20,384

Total	2,870,254	35,743

The liability classified warrants disclosed above have been excluded from the computation of diluted earnings per share because their exercise price exceeds the average market price of the Company’s common stock for the period they were outstanding.

12. Commitments and Contingencies

License Agreement with Chimerix, Inc.

On December 17, 2014, the Company entered into an exclusive license agreement with Chimerix pursuant to which the Company has licensed TXL from Chimerix for further clinical development and commercialization. TXL is a highly potent analog of the antiviral drug tenofovir DF (Viread®). Under the terms of the agreement, Hepion licensed TXL from Chimerix in exchange for an upfront payment consisting of 120,000 shares of Hepion Series B Convertible Preferred Stock. In addition, Chimerix is eligible to receive up to approximately $20.0 million in clinical, regulatory and initial commercial milestone payments in the United States and Europe, as well as royalties and additional milestone payments based on commercial sales in those territories. Either party may terminate the License Agreement upon the occurrence of a material breach by the other party (subject to standard cure periods), or upon certain events involving the bankruptcy or insolvency of the other party. The Company may also terminate the License Agreement without cause on a country by country basis upon sixty days’ prior written notice to Chimerix.

On April 2, 2019, the Company delivered a notification to Chimerix of its intention to terminate the License Agreement by and between the Company and Chimerix, dated December 17, 2014. The termination of the License Agreement became effective on June 1, 2019. Pursuant to the License Agreement, Chimerix granted Hepion rights for the development and commercialization of TXL. Upon the effectiveness of the termination of the License Agreement on June 1, 2019, Chimerix reacquired all worldwide rights to TXL. Hepion made the decision to terminate the License Agreement following its decision to no longer pursue development of CMX157, and to focus its resources and development programs on further advancing CRV431.

Contractual Obligations

In August 2014, the Company entered into a lease for corporate office space in Edison, New Jersey. In December 2017, the Company entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. Rent expense for the three months ended June 30, 2019 was $51,637.

In May 2018, the Company entered a lease for office equipment to be used at the Company’s corporate office space in Edison, New Jersey. This term of this lease is 3 years and the Company has incurred expenses of approximately $900 relating to this lease for the period ended June 30, 2019.

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

The Company adopted ASC 842 in the first quarter of 2019 using an alternative modified retrospective approach, in which prior periods will not be restated. As a result of the adoption, as of January 1, 2019, the Company recognized an operating lease liability of $773 thousand based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $764 thousand. As of June 30, 2019, the lease liabilities are $693 thousand, of which $191 thousand is current and $502 thousand are non-current. The ROU assets are $684 thousand. The discount rate used to account for the Company’s operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 6.5%.

Rent expense related to the Company’s operating leases was approximately $136 thousand and $150 thousand for the six months ended June 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $123 thousand. The weighted average remaining term of the Company’s noncancelable operating leases is 3.73 years. Future minimum rental payments under the Company’s noncancelable operating leases at June 30, 2019 is as follows:

2019	$103,063
2020	197,828
2021	210,583
2022	212,388
2023	53,901
Total	777,763
Present Value Adjustment	(84,845)
Lease liability at June 30, 2019	$692,918

Employment Agreements

The Company also has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

13. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL. The Company incurred expenses related to the agreement of approximately $0 and $50,000 for the six months ended June 30, 2019 and 2018, respectively.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2019, we have an accumulated deficit of approximately $79.5 million. From inception through June 30, 2019, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On July 3, 2018, we completed a rights offering pursuant to its effective registration statement on Form S-1. We offered units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of our Series C Convertible Preferred Stock, or Series C, and 8 common stock warrants. Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. We received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants. The common stock warrants are exercisable at $108.50 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. We may redeem the warrants for $0.01 per warrant if our common stock closes above $434 per share for ten consecutive trading days, provided that we may not do so prior to the first anniversary of the closing of the unit offering. The warrants were sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, we cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they exercised, terminated or otherwise settled.

On March 13, 2019, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Securities Purchase Agreement, we issued to the Investor in a private placement (the “Private Placement”) (i) 47,429 shares of our common stock and (ii) an unsecured $1.25 million aggregate principal amount debenture (the “Debenture”). The maturity date of the Debenture is June 30, 2019. Prior to the maturity date, no interest will accrue on the Debenture. Upon an event of default, including upon the non-repayment of the principal amount at the maturity date, interest shall accrue on the Debenture at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such principal amount is paid in full. The Debenture ranks junior to our existing secured indebtedness.

On April 25, 2019 we announced the pricing of a public offering with total gross proceeds of approximately $2,140,000 before deducting placement agent fees and other offering expenses payable by us that closed on April 29, 2019. The securities offered by us consist of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $8.40 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Convertible Preferred Stock, with a stated value of $1,000 per share, and convertible into 119 shares of Common Stock per share of Series D Convertible Preferred Stock, and Warrants to purchase 119 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all of the Series D Convertible Preferred Stock is 254,762. The aggregate number of Warrants issued in the offering was 254,762. The Warrants have an exercise price of $8.40, are exercisable upon issuance and expire five years from the date of issuance.

On June 18, 2019 we announced the pricing of a public offering with total gross proceeds of $15,600,000 before deducting placement agent fees and other offering expenses payable by us (the “Offering”). The Offering closed on June 20, 2019. The securities offered by us consisted of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $6.00 per Class A Unit, and (ii) Class B Units each consisting of one share of Series E Preferred Stock, with a stated value of $1,000 per share, and convertible into approximately 167 shares of Common Stock per share of Series E Preferred Stock, and Warrants to purchase 167 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all the Series E Preferred Stock is 2,600,000. The aggregate number of Warrants issued in the offering was 2,600,000. The Warrants have an exercise price of $6.00, are exercisable upon issuance and expire five years from the date of issuance.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 4 of Notes to Condensed Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2019 and 2018

	Three months ended
	June 30, 2019	June 30, 2018	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	755,659	2,122,898	(1,367,239)
General and administrative	939,909	1,761,499	(821,590)
Loss from operations	(1,695,568)	(3,884,397)	2,188,829

Other income (expense)
Change in fair value of debt	(94,154)	31,948	(126,102)
Interest expense	(441,801)	(231,948)	(209,853)
Change in fair value of derivative instruments-warrants and contingent consideration, net	249,611	55,322	194,289
Loss before income taxes	(1,981,912)	(4,029,075)	2,047,163

Income tax benefit	961,014	—	961,014
Net loss	$(1,020,898)	$(4,029,075)	$3,008,177

We had no revenues during the three months ended June 30, 2019 or 2018 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2019 and 2018 amounted to $0.8  million and $2.1 million, respectively. The approximate $1.3 million decrease was primarily comprised of a decrease of $0.8 million of costs attributable to the decision to discontinue development of TXL, a $0.2 million reduction of costs associated with the discontinuance of clinical development of Valnivudine, and a $0.3 million decrease in salary and related costs associated with a reduction in research and development headcount

General and administrative expenses for the three months ended June 30, 2019 and 2018 amounted to $0.9 million and $1.8 million, respectively. The decrease of $1.0 million is primarily due lower professional fees of $0.4 million, reduced consulting fees of $0.3 million, $0.2 reduced payroll related costs , and $0.1 reduction in stock based compensation.

Other income (expenses) for the three months ended June 30, 2019 and 2018 amounted to $0.3 and $0.2, respectively. The $0.1 increase in other income (expenses) was due to a $0.1 increase in other expenses related to the change in fair value of debt and a $0.2 increase in other expenses related to the amortization of debt discount recorded as interest expense partially offset by other income attributed a lower stock price used to mark to market our outstanding warrants and contingent consideration.

The $1.0 million change in the Income Tax Benefit was due to the receipt of $1.0 of proceeds from the sale of state net operating losses.

Comparison of Six Months Ended June 30, 2019 and 2018

	Six months ended
	June 30, 2019	June 30, 2018	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	1,273,699	4,383,602	(3,109,903)
General and administrative	2,343,570	3,362,406	(1,018,836)
Loss from operations	(3,617,269)	(7,746,008)	4,128,739

Other income (expense)
Change in fair value of debt	(153,795)	31,948	(185,743)
Interest expense	(540,088)	(231,948)	(308,140)
Change in fair value of derivative instruments-warrants and contingent consideration, net	345,528	690,445	(344,917)
Loss before income taxes	(3,965,624)	(7,255,563)	3,289,940

Income tax benefit	961,014	536,000	425,013
Net loss	$(3,004,610)	$(6,719,563)	$3,714,953

We had no revenues during the six months ended June 30, 2019 or 2018 because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2019 and 2018 amounted to $1.3 million and $4.4 million, respectively. The approximate $3.1 million decrease was primarily comprised of a decrease of $1.7 million of costs attributable to the decision to discontinue clinical development of TXL and Valnivudine, a $0.7 million decrease in salary and related costs associated with a reduction in research and development headcount, a $0.4 million reduction of consulting fees, and a $0.3 million decrease in CRV 431 expenses.

General and administrative expenses for the six months ended June 30, 2019 and 2018 amounted to $2.3 million and $3.4 million, respectively. The decrease of $1.1 million is primarily due to $0.3 million decrease in professional fees and consultants, and a $0.3 million decrease in stock based compensation associated with reduced headcount $0.2 million in reduced consulting fees and a $0.3 million reduction of investor relations costs.

Other income (expenses) for the six months ended June 30, 2019 and 2018 amounted to $(0.3) million and $0.5 million, respectively. The $0.2 million decrease in other income (expenses) was primarily due to a $0.1 million increase in other expenses related to the change in fair value of debt and a $0.2 million increase in other expenses related to the amortization of debt discount recorded as interest expense partially offset by other income attributed a lower stock price used to mark to market our outstanding warrants and contingent consideration.

The $0.4 million change in the Income Tax Benefit was due to the receipt of $1.0 million of proceeds from the sale of state net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended
	June 30, 2019	June 30, 2018
Net cash (used in) provided by:
Operating activities	$(3,321,963)	$(7,009,701)
Investing activities	(45,334)	900
Financing activities	17,683,928	3,635,140
Net decrease in cash	$14,316,631	$(3,373,661)

As of June 30, 2019, we had approximately $17.1 million in cash. Net cash used in operating activities was approximately $3.3 million for the six months ended June 30, 2019. Net cash provided by financing activities was approximately $17.7 million for the six months ended June 30, 2019 due primarily to issuance of common stock in our April and June offerings. As of June 30, 2019, we had a working capital of $15.6 million compared to working capital of $(2.3) million as of June 30, 2018.

On June 18, 2019 we announced the pricing of a public offering with total gross proceeds of $15,600,000 before deducting placement agent fees and other offering expenses payable by us (the “Offering”). The Offering closed on June 20, 2019. The securities offered by us consisted of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $6.00 per Class A Unit, and (ii) Class B Units each consisting of one share of Series E Preferred Stock, with a stated value of $1,000 per share, and convertible into approximately 167 shares of Common Stock per share of Series E Preferred Stock, and Warrants to purchase 167 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all the Series E Preferred Stock is 2,600,000. The aggregate number of Warrants issued in the offering was 2,600,000. The Warrants have an exercise price of $6.00, are exercisable upon issuance and expire five years from the date of issuance.

On April 25, 2019 we announced the pricing of a public offering with total gross proceeds of approximately $2,140,000 before deducting placement agent fees and other offering expenses payable by us that closed on April 29, 2019. The securities offered by us consist of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $8.40 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Convertible Preferred Stock, with a stated value of $1,000 per share, and convertible into 119 shares of Common Stock per share of Series D Convertible Preferred Stock, and Warrants to purchase 119 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock issued to the Class A Units and issued upon conversion of the Series D Convertible Preferred Stock was 254,762. The aggregate number of Warrants issued in the offering was 254,762. The Warrants have an exercise price of $8.40, are exercisable upon issuance and expire five years from the date of issuance. A total of 248,764 warrants were exercised during the three months ended June 30, 2019 resulting in proceeds of approximately $2.0 million.

On March 13, 2019, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Securities Purchase Agreement, we issued to the Investor in a private placement (the “Private Placement”) (i) 47,429 shares of our common stock and (ii) an unsecured $1.25 million aggregate principal amount debenture (the “Debenture”). The maturity date of the Debenture is June 30, 2019. Prior to the maturity date, no interest will accrue on the Debenture. Upon an event of default, including upon the non-repayment of the principal amount at the maturity date, interest shall accrue on the Debenture at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such principal amount is paid in full. The Debenture ranks junior to our existing secured indebtedness.

On July 3, 2018, we closed a rights offering originally filed under a Form S-1 registration statement in May 2018 (the “Rights Offering”). Pursuant to the Rights Offering, we sold an aggregate of 10,826 units consisting of an aggregate 10,826 shares of Series C Preferred Stock and 88,928 warrants, with each warrant exercisable for one share of common stock at an exercise price of $108.50 per share, resulting in net proceeds to us of approximately $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and expenses, and excluding any proceeds received upon exercise of any warrants.

The gross proceeds of the offering were first allocated to the warrants based on the fair value of the warrants at that time, with the residual proceeds allocated to the Series C. All offering costs were allocated between the Series C and the warrants. In addition, pursuant to a private offering, the placement agent received, as compensation for the transaction, equity warrants to purchase 3,991 shares of our common stock priced at $119.70 per share. The fair value of the placement agent equity classified warrants was $0.2 million at the time of issuance and $0.1 million was allocated to the Series C and $0.1 million was allocated to the liability classified common stock warrants. All costs allocated to the liability classified warrants were expensed immediately and as a component of general and administrative expenses within our condensed consolidated statement of operations.

Each share of Series C Preferred Stock (“Series C”) will be convertible, at our option at any time on or after the first anniversary of the closing of the Rights Offering (as defined below) or at the option of the holder at any time, into the number of shares of our common stock, par value $0.0001 per share (the “Common Stock”) determined by dividing the $1,000 stated value per share of the Series C by a conversion price of $108.50 per share. In addition, the conversion price per share is subject to adjustment for stock dividends, distributions, subdivisions, combinations or reclassifications.

On May 8, 2018, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which we issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to us in four tranches of $250,000 upon request by us. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of June 30, 2019. We are using the proceeds for the continued development of our CRV431 compound for the treatment of Hepatitis B Virus and general corporate purposes. The Note bears interest at the rate of 10% per annum and matures on November 8, 2019. Beginning on

November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of our common stock at our election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if our common stock is trading below $112.00 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $112.00. We have obtained a waiver to the redemption price to enable us to be able to redeem balances of the debt with our common stock. Because of this feature which allows the lender to redeem the entire outstanding balance at its option within twelve (12) months of initial issuance, the debt is classified as current. We also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all our assets, except for intellectual property. We identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that we comply with certain non-financial covenants customary for financing of this nature which we were in compliance with as of June 30, 2019. During November and December of 2018, we received redemption requests totaling $0.8 million from IRT, approximately $0.1 million of which was attributed to interest. During the six months ended June 30, 2019, we made a cash redemption payment on the debt to IRT totaling $312,500 and we also made redemption payments on the debt to IRT utilizing company common stock totaling 54,322 shares with a redemption fair value of $549,977.

On April 25, 2017 we closed on a public offering of 21,429 shares of our common stock and warrants to purchase up to 10,714 shares of common stock, at a fixed combined price to the public of $560.00 under a shelf registration statement on Form S-3, which expired on March 16, 2018. The warrants are exercisable for a period of 5 years from the date of issuance at an exercise price of $700.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.9 million.

On March 9, 2015, we entered into a Controlled Equity Offering Sales Agreement (the “Agreement”), with Cantor Fitzgerald & Co., as sales agent (“Cantor”), pursuant to which we may offer and sell, from time to time through Cantor, shares of our common stock, par value $0.0001 per share (the “Shares”), up to an aggregate offering price of $50.0 million

For the six months ended June 30, 2019 and 2018, we sold 0 and 10,946 shares of our common stock resulting in net proceeds of approximately $0 and $1.6 million, respectively, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent.

Operating and Capital Expenditure Requirements

As of June 30, 2019, we had an accumulated deficit of $79.5 million, and expect to incur significant and increasing operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our unaudited condensed consolidated financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern within one year of the issuance of these condensed consolidated financial statements, contemplates the realization of assets and satisfaction of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations and Commitments

We have a long-term contractual cash obligation as of June 30, 2019, comprised of our debt with IRT and our debt debenture with an investor (see Note 5).

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

We adopted ASC 842 as of January 1, 2019 using a modified retrospective approach and because of the adoption, we recognized an operating lease liability of $773 thousand based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $764 thousand, which is included in other assets in the condensed consolidated balance sheets. As of June 30, 2019, the lease liabilities and the ROU asset are $693 thousand and $684 thousand, respectively, which are included in accrued liabilities and other non-current liabilities and other assets in the condensed consolidated balance sheets, respectively. The discount rate used to account for our operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 6.5%.

Rent expense related to our operating leases was approximately $136 thousand and $150 thousand for the six months ended June 30, 2019 and 2018, respectively. Cash paid for amounts included in the measurement of the lease liabilities was approximately $123 thousand. The weighted average remaining term of our noncancelable operating leases is 3.73 years. Future minimum rental payments under the our noncancelable operating leases at June 30, 2019 is as follows:

2019	$103,063
2020	197,828
2021	210,583
2022	212,388
2023	53,901
Total	777,763
Present Value Adjustment	(84,845)
Lease liability at June 30, 2019	$692,918

Contingent consideration

We have recorded contingent consideration related to the acquisition of Ciclofilin on June 10, 2016 as well as executed several license agreements, as discussed in Note 7 and Note 12 to the condensed consolidated financial statements, respectively. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of June 30, 2019, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability.

Employment agreements

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2019, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective. We are committed to the remediation of the material weaknesses described in our Annual Report on Form 10-K, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise. As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. RISK FACTORS

We are including the following additional risk factors, which should be read in conjunction with our description of risk factors provided in Part I, Item 1A “Risk Factors” of our 2018 Annual Report on Form 10-K filed with the SEC on March 14, 2019.

Our operations could be disrupted if our information systems fail, if we are unsuccessful in implementing necessary upgrades or if we are subject to cyber-attacks.

Our business depends on the efficient and uninterrupted operation of our computer and communications systems and networks, hardware and software systems and our other information technology. We collect and maintain information, which includes confidential and proprietary information as well as personal information regarding our collaborators and employees, in digital form. Data maintained in digital form is subject to risk of malware, computer viruses, computer hacking, acts of data theft, phishing, other cyber-attacks and employee error or malfeasance, which are increasing in frequency and sophistication. In July 2019, one of our employees was victim to a phishing incident, to which we have taken certain actions in response to and to which we do not anticipate significant disruption to our business or future prospects. Despite our efforts to monitor and safeguard our systems to prevent data compromise, the possibility of data compromise cannot be eliminated entirely, and risks associated with intrusion, tampering, and theft remain. In addition, we may not have sufficient insurance coverage with respect to system failures or cyber-attacks. A failure of our systems, or an inability to successfully expand the capacity of these systems, or an inability to successfully integrate new technologies into our existing systems could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1

Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).

3.2	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.3

Certificate of Designation of Preference, Rights and Limitations of Series E Convertible Preferred Stock, filed with the Secretary of the State of Delaware on June 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2019)

4.1	Form of Warrant issued in April Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on April 18, 2019).
4.2	Form of Warrant issued in June Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on June 5, 2019).
10.1	Form of Securities Purchase Agreement in April Offering (incorporated by reference to exhibit 10.11 to Form S-1 filed on April 18, 2019)
10.2	Form of Securities Purchase Agreement in June Offering (incorporated by reference to Exhibit 10.12 to Form S-1 filed June 5, 2019)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: August 14, 2019	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: August 14. 2019	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer