Form 10-K
period 2019-12-31
Hepion Pharmaceuticals, Inc.
filed 2020-05-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $14.4 million based on the last reported sale price of the registrant’s common stock on June 30, 2019.

The number of shares of the registrant’s Common Stock outstanding as of May 14, 2020 was 9,025,061.

Documents Incorporated by Reference:

None

TABLE OF CONTENTS

		Page
Cautionary Note Regarding Forward-Looking Statements		2
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties	37
Item 3.	Legal Proceedings	37
Item 4.	Mine Safety Disclosures	38
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	81
PART III
	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	82

PART IV
Item 15.	Exhibits and Financial Statement Schedules	83
Item 16.	Form 10-K Summary	84
SIGNATURES		85

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	Market conditions;

•	Our capital position;

•	Our ability to compete with larger better financed pharmaceutical companies;

•	Our uncertainty of developing marketable products;

•	Our ability to develop and commercialize our products;

•	Risks associated with delays, increased costs and funding shortages caused by the COVID-19 pandemic;

•	Our ability to obtain regulatory approvals;

•	Our ability to maintain and protect intellectual property rights;

•	The inability to raise additional future financing and lack of financial and other resources;

•	Our ability to control product development costs;

•	We may not be able to attract and retain key employees;

•	We may not be able to compete effectively;

•	We may not be able enter into new strategic collaborations;

•	Changes in government regulation affecting our product candidate could increase our development costs;

•	Our involvement in patent and other intellectual property litigation could be expensive and could divert management’s attention;

•	The possibility that there will be no market acceptance for our products; and

•	Changes in third-party reimbursement policies could adversely affect potential future sales of any of our products that are approved for marketing.

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

Statement Regarding COVID-19-Related Filing Delay

Hepion Pharmaceuticals, Inc. has relied on the U.S. Securities and Exchange Commission’s March 25, 2020, Order [Rel. No. No. 34-88465] to postpone filing this Annual Report. The reasons for our postponement are set out fully in our March 30, 2020, Form 8-K, which is incorporated here by reference. In particular, COVID-19 has caused severe disruptions in travel and transportation and limited access to our facilities resulting in limited support from our staff.

PART I

ITEM 1. BUSINESS

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

CRV431

CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many isoforms. Cyclophilins play a role in health and in the pathogenesis of certain diseases and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in several biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. Additionally, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the pathogenesis of many diseases, including liver disease and viral hepatitis.

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

On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders.

On June 17, 2019, we submitted an IND to the FDA to support initiation of our CRV431 NASH clinical development program in the United States and received approval in July 2019. We completed the first segment of a Phase 1 multiple ascending dose clinical trial in December 2019.

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

After a thorough review of the business opportunity of TXL and the available resources of the Company to continue development of TXL, the Company made the decision to terminate the License Agreement by and between us and Chimerix, dated December 17, 2014.

On April 2, 2019, we delivered a notification to Chimerix of its intention to terminate the License Agreement by and between us and Chimerix, dated December 17, 2014. The termination of the License Agreement became effective on June 1, 2019. Pursuant to the License Agreement, Chimerix granted Hepion rights for the development and commercialization of TXL. Upon the effectiveness of the termination of the License Agreement on June 1, 2019, Chimerix reacquired all worldwide rights to TXL.

Hepion made the decision to terminate the License Agreement following its decision to no longer pursue development of TXL, and to focus its resources and development programs on further advancing CRV431.

Intellectual Property

Patents and other proprietary intellectual rights are crucial in our business and establishing and maintaining these rights are essential to justify the development of our product candidate. We have sought, and intend to continue to seek, patent protection for our inventions and rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain a competitive advantage for our product candidate. In order to protect these rights, know-how and trade secrets, we typically require employees, consultants, collaborators and advisors to enter into confidentiality agreements with us, generally stating that they will not disclose any confidential information about us to third parties for a certain period of time, and will otherwise not use confidential information for anyone’s benefit but ours.

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

On June 13, 2016 we completed our merger with Ciclofilin Pharmaceuticals, Inc. (“CPI”) acquiring all its outstanding equity interests. Ciclofilin’s lead asset, CPI-431-32, which we renamed CRV431, strengthens our liver disease portfolio and is currently in preclinical development for the treatment of liver fibrosis and in development against hepatitis B virus (HBV). On February 14, 2014, CPI, through its wholly owned subsidiary, had entered into a Purchase and Sale Agreement to acquire Aurinia Pharmaceuticals Inc. (“Aurinia”) entire interest in CRV431. There was no upfront consideration. There are future milestone payments of up to CAD $2.9 million, which are to be paid within 30 days of achieving such milestone. In addition to the milestone payments, future payment obligations (in Canadian Dollars “CAD”) include a royalty of 2.5% of net sales. The amount payable under the foregoing royalty obligation is uncapped.

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

Sales and Marketing

We currently do not have any commercialization or sales and marketing capabilities, and currently have no plans to invest in or build such capabilities internally. Currently, we anticipate partnering or collaborating with, or licensing certain rights to, other larger pharmaceutical or biopharmaceutical companies to support the development of our antiviral product candidate through late-stage clinical development and, if successful, commercialization. However, we may decide not to license any development and commercialization rights to our product candidate in the future.

Manufacturing

We do not own or operate any facilities in which we can formulate and manufacture our product candidate. We intend to rely on contract manufacturers to produce all materials required to conduct preclinical studies and clinical trials under current good manufacturing practices (“cGMP”), with management and oversight of these activities by our management team. We have identified alternate sources of supply and other contract manufacturers that can produce materials for our preclinical and clinical trial requirements on a timely basis. However, if an existing or future contract manufacture fails to deliver on schedule, or at all, it could delay or interrupt the development process for our product candidate and affect our operating results and estimated timelines.

We intend to use contract manufacturers to produce clinical trial material for use in the clinical trials of CRV431.

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

Clinical trials to support an NDA or BLA for marketing approval are typically conducted in three sequential phases: Phase 1, 2 and 3, with Phase 4 clinical trials often conducted after marketing approval has been granted. The FDA may require sponsors to conduct Phase 4 clinical trials to study certain safety issues or other patient populations. Data from these activities are compiled in an NDA or a BLA for submission to the FDA requesting approval to market the drug. These phases may be compressed, may overlap, or may be omitted in some circumstances.

•	Phase 1: After an IND becomes effective, Phase 1 human clinical trials can begin. A product candidate is typically introduced either into healthy human subjects or in some cases, patients with the medical condition for which the product candidate is intended to be used. Generally, the purpose of a Phase 1 trial is to assess a product candidate’s safety and the ability of the human body to tolerate it at different dose levels. Absorption, metabolism, distribution and pharmacokinetic trials are also generally performed at this stage. Phase 1 trials typically evaluate these aspects of the investigational drug in both single doses, as well as multiple doses.

•	Phase 2: During Phase 2 clinical trials, a product candidate is generally studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy or biologic activity of the product candidate for specific targeted diseases or medical conditions, and (iii) assess dose tolerance and determine the optimal dose for a subsequent Phase 2 or Phase 3 trial. Phase 2 trials generally involve patients who are divided into one or more groups that will get one of several dose levels of the product candidate, and a control group that is not treated with the product candidate but either receives a placebo or a drug already on the market for the same indication. Typically, two or more Phase 2 studies will be conducted for a product candidate prior to advancing to Phase 3.

•	Phase 3: If and when one or more Phase 2 trials demonstrate that a specific dose or range of doses of a product candidate is potentially effective and has an acceptable safety profile, one or more Phase 3 trials may be undertaken to further demonstrate or confirm the clinical efficacy and safety of the investigational drug in an expanded patient population, with the goal of evaluating its overall risk-benefit relationship. Phase 3 trials are generally designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the product candidate’s clinical efficacy. The successful demonstration of clinical efficacy and safety in one or more Phase 3 trials is typically a prerequisite to the filing of an NDA or BLA for a product candidate.

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

A company may request an “end-of-Phase 2 Meeting” with the FDA to assess the safety of the dose regimen to be studied in the Phase 3 clinical trial, to evaluate the planned design of a Phase 3 trial, and to identify any additional information that will be needed to support a NDA. If a Phase 3 clinical trial has been the subject of discussion at an “end- of-Phase 2 Meeting,” the trial sponsor may be eligible for a Special Protocol Assessment (“SPA”), by the FDA, a process by which the FDA, at the request of the sponsor, will evaluate the trial protocol and issues relating to the protocol within 45 days to assess whether it is deemed to be adequate to meet the scientific and regulatory requirements identified by the sponsor. If the FDA and the sponsor reach agreement on the design and size of a Phase 3 clinical trial intended to form the primary basis of an efficacy claim in an NDA or BLA, the FDA may reduce the understanding to writing. The SPA, however, is not a guarantee of product approval by the FDA, or approval of any permissible claims about the product.

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

New Drug and Biologics License Applications

If and when we believe that all the requisite clinical trials for a product candidate have been completed with satisfactory and supporting clinical data, we must submit a NDA or BLA to the FDA in order to obtain approval for the marketing and sale of a product candidate in the U.S. Among many other items, an NDA or BLA typically includes the results of all preclinical and toxicology studies and human clinical trials and a description of the manufacturing process and quality control methods. The FDA must approve the NDA or BLA prior to the marketing and sale of the related product. The FDA may deny an NDA or BLA if it believes all applicable regulatory criteria are not satisfied, or it may require additional data, including clinical, toxicology, safety or manufacturing data prior to approval. The FDA has 60 days from its receipt of an NDA or BLA to review the application to ensure that it is sufficiently complete for a substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be amended with the additional information. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.

An NDA or BLA can receive either standard or priority review. A product candidate representing a potentially significant improvement in the treatment, prevention or diagnosis of a life threatening or serious disease may receive a priority review. In addition, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses that provide meaningful therapeutic benefit over existing treatments may also receive accelerated approval on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing Phase 4 clinical trials. Priority review and accelerated approval do not change the standards for approval but may expedite the approval process.

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

If the FDA determines that it cannot approve the application in its present form, it generally issues what is referred to as a complete response letter. A complete response letter will describe all the specific deficiencies that the agency has identified in an application that must be met in order to secure final approval of the NDA or BLA. If and when those conditions are met to the FDA’s satisfaction, the FDA will typically re-review the application and possibly issue an approval letter. However, even after submitting this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. It can take several years for the FDA to approve an NDA or BLA once it is submitted, and the actual time required for any product candidate to be approved may vary substantially, depending upon the nature, complexity and novelty of the product candidate.

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

Post-Approval Regulations

If and when a product candidate receives regulatory approval to be marketed and sold, the approval is typically limited to a specific clinical indication or use. Further, even after regulatory approval is obtained, subsequent discovery of previously unknown safety problems with a product may result in restrictions on its use, or even complete withdrawal of the product from the market. Any FDA-approved products manufactured or distributed by us are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences. Further, drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies and are subject to periodic inspections by the FDA and state agencies for compliance with cGMP regulations, which impose rigorous procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we, or our present or future contract manufacturers or suppliers, will be able to comply with cGMP regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities for our current and future product candidates, failure of the FDA to grant approval for marketing of such product candidate, and withdrawal, suspension, or revocation of marketing approvals.

If the FDA approves our product candidate, we, or our collaborators if applicable, and our contract manufacturers must provide the FDA with certain updated safety, efficacy and manufacturing information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs, or other post-approval changes may necessitate additional FDA review and approval. We rely, and expect to continue to rely, on third parties for the formulation and manufacture of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.

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

Employees

As of December 31, 2019, we had 12 employees. Our relations with our employees are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 399 Thornall Street, First Floor, Edison, New Jersey. Our telephone number is (732) 902-4000. We also maintain a research laboratory in Edmonton, Canada

Available Information

Our annual report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the United States Securities and Exchange Commission, or the SEC, and all amendments to these filings, are available, free of charge, on our website at www.Hepion.com as soon as reasonably practicable following our filing of any of these reports with the SEC. You can also obtain copies free of charge by contacting our Investor Relations department at our office address listed above. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information posted on or accessible through these websites are not incorporated into this filing.

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

Risks Related to Our Business

We have incurred losses since inception, anticipate that we will incur continued losses for the foreseeable future indicating the possibility that we may not be able to operate in the future.

As of the years ended December 31, 2019 and 2018, we had an accumulated deficit of $83.2 million, and $76.5 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, management concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has also included in its report an explanatory paragraph regarding this uncertainty. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidate or continue our development programs.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidate. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Our future capital requirements will depend on many factors, including:

•	the progress of the development of our product candidate;

•	the number of product candidates we pursue;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;

•	our plans to establish sales, marketing and/or manufacturing capabilities;

•	the effect of competing technological and market developments;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	general market conditions for offerings from biopharmaceutical companies;

•	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and

•	our revenues, if any, from successful development and commercialization of our product candidate.

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

In the near-term, failure to successfully advance the development of our product candidate may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our product candidate through preclinical studies and clinical trials, have our product candidate approved for sale by the FDA or regulatory authorities in other countries, and ultimately have our product candidate successfully commercialized by us or a strategic partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidate, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidate.

Our product candidate must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidate. Despite these efforts, our product candidate may not:

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidate. Several companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidate may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidate demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application, or NDA or a biologics license application, or BLA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

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

Our product candidate may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidate to obtain regulatory approval to further advance clinical development or to market them. Even if our product candidate demonstrates biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. In preclinical studies and clinical trials were conducted to date, our product candidate has demonstrated an acceptable safety profile, although these studies and trials have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

•	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

•	regulatory authorities (including an Institutional Review Board or Ethical Committee) or IRB or EC, not authorizing us to commence or conduct a clinical trial at a prospective trial site;

•	enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;

•	our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

•	IRBs, ECs or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and

•	the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

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

If approved and commercialized, CRV431 intends to compete with numerous therapies for the treatment of NASH that are currently in development. To our knowledge, other potential competitors are in both later and earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for CRV431.

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

The product candidate that we, or our collaborators, are developing require regulatory approval to advance through clinical development and to ultimately be marketed and sold and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical and biopharmaceutical products.

Our product candidate is also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. Our product candidate has not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidate we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidate based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidate through clinical development, and ultimately commercialize them, may:

•	adversely impact our ability to raise sufficient capital to fund the development of our product candidate;

•	adversely affect our ability to further develop or commercialize our product candidate;

•	diminish any competitive advantages that we or our collaborators may have or attain; and

•	adversely affect the receipt of potential milestone payments and royalties from the sale of our products or product revenues.

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

We have limited experience in the development of small molecule antiviral product candidates and therefore may encounter difficulties developing our product candidate or managing our operations in the future.

Our product candidate, CRV431 is a chemical compound, also referred to as small molecules. We have limited experience in the discovery, development and manufacturing of these small molecule antiviral compounds. In order to successfully develop our product candidate, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of several responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management personnel, and directors to develop, implement and execute our business strategy, operate the Company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidate, we need to retain or attract certain personnel, consultants or advisors with experience in the drug development activities of small molecules that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly Dr. Robert Foster, our Chief Executive Officer. The loss of services of Dr. Foster or our other member of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidate.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. While we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. Although we have not experienced material difficulties in retaining key personnel in the past, we may not be able to continue to do so in the future on acceptable terms, if at all. If we lose any key managers or employees or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our product candidate could be delayed or terminated, and our business may be harmed.

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

Our product candidate may not prove to be safe and efficacious in clinical trials and may not meet all the applicable regulatory requirements needed to receive regulatory approval. In order to receive regulatory approval for the commercialization of our product candidate, we must conduct, at our own expense, extensive preclinical testing and clinical trials to demonstrate safety and efficacy of our product candidate for the intended indication of use. Clinical testing is expensive, can take many years to complete, if at all, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

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

We may experience delays in clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial, related to the COVID-19 pandemic, or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidate versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

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

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidate.

We have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidate will be successful in clinical trials or receive regulatory approval. Further, our product candidate may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidate, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market our product candidate, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidate, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidate are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Administering any of our product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidate and could result in the FDA or other regulatory authorities denying further development or approval of our product candidate for any or all targeted indications. Ultimately, our product candidate may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

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

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre- clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years, and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for our product candidate currently under development. Any approvals we may obtain may not cover all the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

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

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products to the extent we seek regulatory approval to develop and market our product candidate in a foreign jurisdiction. As of the date hereof we have not identified any foreign jurisdictions which we intend to seek approval from. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing the product in those countries. The approval process varies, and the time needed to secure approval in any region such as the European Union or in a country with an independent review procedure may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that an approval in one country or region will result in approval elsewhere.

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

If approved and commercialized, CRV431 intends to compete with at numerous therapies for the treatment of NASH that are currently in development. To our knowledge, other potential competitors are in both later and earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for CRV431.

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

If the manufacturers upon whom we rely fail to produce our product candidate, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

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

We continue to pursue active pharmaceutical ingredients, or API, and drug product supply agreements with other manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and good manufacturing practices or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary to produce our product candidate.

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

We are responsible for ensuring that each of our contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We are responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers our product candidate may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any.

While we will oversee compliance by our contract manufacturers, ultimately, we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety our product candidate is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidate, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our product candidate, entail higher costs or result in us being unable to effectively commercialize our product candidate. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

We rely on the third-party manufacturers of our product candidate to purchase from third-party suppliers the materials necessary to produce bulk APIs, and our product candidate for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements to produce these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidate, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If our product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on several factors, including:

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

Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicological, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of regulatory approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities. If ultimately approved, CRV431 or any other product candidate we may develop, would compete against existing therapies or other product candidates in various stages of clinical development that we believe may potentially become available in the future.

Developing a pharmaceutical product candidate is a highly competitive, expensive and risky activity with a long business cycle. Many organizations, including the large pharmaceutical and biopharmaceutical companies that have existing products on the market or in clinical development that could compete with our product candidate have substantially more resources than we have, and much greater capabilities and experience than we have in research and discovery, designing and conducting preclinical studies and clinical trials, operating in a highly regulated environment, manufacturing drug substances and drug products, and marketing and sales. Our competitors may be more successful than we are in obtaining FDA or other regulatory approvals for their product candidates and achieving broad market acceptance once they are approved. Our competitors’ drugs or product candidates may be more effective, have fewer negative side effects, be more convenient to administer, have a more favorable resistance profile, or be more effectively marketed and sold than any drug we, or our potential collaborators, may develop or commercialize. New drugs or classes of drugs from competitors may render our product candidate obsolete or non-competitive before we are able to successfully develop them or, if approved, before we can recover the expenses of developing and commercializing them. We anticipate that we or our collaborators will face intense and increasing competition as new drugs and drug classes enter the market and advanced technologies or new drug targets become available. If our product candidate does not demonstrate any competitive advantages over existing drugs, new drugs or product candidate, we or our future collaborators may terminate the development or commercialization of our product candidate at any time.

We anticipate that our product candidate if successfully developed and approved, will compete directly or indirectly with existing drugs, some of which are generic. Generic drugs are drugs whose patent protection has expired, and generally have an average selling price substantially lower than drugs protected by intellectual property rights. Unless a patented drug can differentiate itself from a generic drug in a meaningful manner, the existence of generic competition in any indication may impose significant pricing pressure on competing patented drugs.

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

If in the future we decide to further expand our pipeline, we will be dependent on in-licensing or acquiring product candidates as we do not have significant internal discovery capabilities at this time. Accordingly, in order to generate and expand our development pipeline, we have relied, and will continue to rely, on obtaining discoveries, new technologies, intellectual property and product candidates from third parties through sponsored research, in-licensing arrangements or acquisitions. We may face substantial competition from other biotechnology and pharmaceutical companies, many of which may have greater resources then we have, in obtaining these in-licensing, sponsored research or acquisition opportunities. Additional in-licensing or acquisition opportunities may not be available to us on terms we find acceptable, if at all. In-licensed compounds that appear promising in research or in preclinical studies may fail to progress into further preclinical studies or clinical trials.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have product liability insurance coverage for our clinical trials in the amount of $10.0 million. Such insurance coverage may not protect us against any or all the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

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

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidate and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidate. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our CRV431 clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency and clinical trial staff can no longer get to the clinic. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to CRV431. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

Business disruptions could seriously harm future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

In addition, we rely on a third-party manufacturer to manufacture API for our product candidate. Any disruption in production or inability of our manufacturer to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as the recent outbreak of the coronavirus), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidate. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or political unrest in areas in which we do business. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidate and impair our competitive position.

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

We plan to seek out-licensing opportunities as a way to accelerate the development of our product candidate. There is no guarantee that we will enter into a future transaction on favorable terms, or at all, or that discussions will initiate or progress on our desired timelines. Completing transactions of this nature is difficult and time-consuming. Potentially interested parties may decline to re-engage or may terminate discussions based upon their assessment of our competitive, financial, regulatory or intellectual property position or for any other reason. Furthermore, we may choose to defer consummating a transaction relating to our product candidate until additional clinical data are obtained. If we decide to not actively pursue a transaction until we have additional clinical data, we and our stockholders will bear the risk that our product candidate fails prior to any future transaction.

If we fail to enter into or maintain collaborations or other sales, marketing and distribution arrangements with third parties to commercialize our product candidate, or otherwise fail to establish marketing and sales capabilities, we may not be able to successfully commercialize our products.

We currently have no infrastructure to support the commercialization of our product candidate, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, if our product candidate is successfully developed and ultimately approved for sale, our future profitability will depend largely on our ability to access or develop suitable marketing and sales capabilities. We anticipate that we will need to establish relationships with other companies, through license and collaborations agreements, to commercialize our product candidate in the U.S. and in other countries around the world. To the extent that we enter into these license and collaboration agreements, or marketing and sales arrangements with other companies to sell, promote or market our products in the U.S. or abroad, our product revenues, which may be in the form of indirect revenue, a royalty, or a split of profits, will depend largely on their efforts, which may not be successful. In the event we develop a sales force and marketing capabilities, this may result in us incurring significant costs before the time that we may generate any significant product revenues. We may not be able to attract and retain qualified third parties or marketing or sales personnel or be able to establish marketing capabilities or an effective sales force.

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

Even if our product candidate is successfully developed and we or a collaborator obtain the requisite regulatory approvals to commercialize it in the future, it may not gain market acceptance or utilization among physicians, patients or third-party payers. The degree of market acceptance that our product candidate may achieve will depend on several factors, including:

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

In addition, a collaborator may decide to pursue the development of a competitive product candidate developed outside of our collaboration with them. Conflicts may also arise if there is a dispute about the progress of, or other activities related to, the clinical development or commercialization of a product candidate, the achievement and payment of a milestone amount, the ownership of intellectual property that is developed during the course of the collaborative arrangement, or other licensing agreement terms. If a collaboration partner fails to develop or effectively commercialize our product candidate for any of these reasons, we may not be able to replace them with another partner willing to develop and commercialize our product candidate under similar terms, if at all. Similarly, we may disagree with a collaborator as to which party owns newly or jointly developed intellectual property. Should an agreement be revised or terminated as a result of a dispute and before we have realized the anticipated benefits of the collaboration, we may not be able to obtain certain development support or revenues that we anticipated receiving. We may also be unable to obtain, on terms acceptable to us, a license from such collaboration partner to any of its intellectual property that may be necessary or useful for us to continue to develop and commercialize the product candidate.

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

It is becoming common for third parties to challenge patent claims on any successful product candidate or approved drug. If we or our collaborators become involved in any patent litigation, interference or other legal proceedings, we could incur substantial expense, and the efforts of our technical and management personnel will be significantly diverted. A negative outcome of such litigation or proceedings may expose us to the loss of our proprietary position or to significant liabilities or require us to seek licenses that may not be available from third parties on commercially acceptable terms, if at all. We may be restricted or prevented from developing, manufacturing and selling our product candidate in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

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

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is obtainable, or prior to us filing patent applications on inventions we may make from time to time. However, trade secrets are difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality and intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information nor result in the effective assignment to us of intellectual property, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case, we could not assert any trade secret rights against such party. Enforcing a claim that a third-party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to successfully discover, acquire, develop and market additional product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we intend to develop and market additional products and product candidates. We are pursuing various therapeutic opportunities through our pipeline. We may spend several years completing our development of any current or future internal product candidate, and failure can occur at any stage. The product candidates to which we allocate our resources may not end up being successful. In addition, because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select, discover and acquire promising pharmaceutical product candidates and products. Failure of this strategy would impair our ability to grow.

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

Even if our product candidate receive regulatory approval, it may still face future development and regulatory difficulties.

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Our product candidate would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:

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

In the future, we may seek to commercialize our product candidate in foreign countries outside of the United States. In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other jurisdictions regarding safety and efficacy. Approval procedures vary among jurisdictions and can involve product testing and administrative review periods different from, and greater than, those in the United States. The time required to obtain approval in other jurisdictions might differ from that required to obtain FDA approval. The regulatory approval process in other jurisdictions may include all the risks detailed above regarding FDA approval in the United States as well as other risks. Regulatory approval in one jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory processes in others. Failure to obtain regulatory approvals in other jurisdictions or any delay or setback in obtaining such approvals could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our product candidate may not be approved for all indications for use included in proposed labeling or for any indications at all, which could limit the uses of our product candidate and have an adverse effect on our products’ commercial potential or require costly post-marketing studies.

We intend to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidate.

We intend to enter into agreements with third-party contract research organizations, or CROs, under which we will delegate to the CROs the responsibility to coordinate and monitor the conduct of our clinical trials and to manage data for our clinical programs. We, our CROs and our clinical sites are required to comply with current Good Clinical Practices, or cGCPs, regulations and guidelines issued by the FDA and by similar governmental authorities in other countries where we are conducting clinical trials. We have an ongoing obligation to monitor the activities conducted by our CROs and at our clinical sites to confirm compliance with these requirements. In the future, if we, our CROs or our clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We are a small company with 12 employees as of December 31, 2019. To continue our clinical trials and commercialize our product candidate, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Market acceptance and sales of our product candidate may depend on coverage and reimbursement policies and health care reform measures. Decisions about formulary coverage as well as levels at which government authorities and third- party payers, such as private health insurers and health maintenance organizations, reimburse patients for the price they pay for our products as well as levels at which these payers pay directly for our products, where applicable, could affect whether we are able to commercialize these products. We cannot be sure that reimbursement will be available for any of these products. Also, we cannot be sure that coverage or reimbursement amounts will not reduce the demand for, or the price of, our products. We have not commenced efforts to have our product candidate reimbursed by government or third-party payers. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to commercialize our products.

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been several legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably.

For example, in March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the PPACA. This law will substantially change the way healthcare is financed by both government health plans and private insurers, and significantly impact the pharmaceutical industry. The PPACA contains several provisions that are expected to impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the PPACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of our products. In addition, as part of the PPACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole. Similarly, PPACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The PPACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under PPACA is expected to increase the number of patients with insurance coverage who may receive our products. While it is too early to predict all the specific effects the PPACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2018 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how these decisions, subsequent appeals and other efforts to challenge, repeal or replace the PPACA will affect the law or our business. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2019 and 2018, and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2019 and 2018, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On August 29, 2018, we received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2),( the “Rule”) as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had until February 25, 2019, to regain compliance with the minimum bid price requirement. On February 27, 2019, we received a letter from Nasdaq indicating that, based upon our continued non-compliance with the minimum bid price requirement as well as the fact that we have not yet held an annual meeting of shareholders within twelve months of the end of our fiscal year end, our common stock would be subject to delisting unless we timely request a hearing before a Nasdaq Hearings Panel (the “Panel”). Additionally, on March 18, 2019, we received an additional letter from Nasdaq notifying us that we failed to comply with the minimum $2.5 million stockholders' equity requirement for continued listing under Nasdaq Listing Rule 5550(b) (the "Stockholders' Equity Rule"). Nasdaq indicated that this matter served as an additional basis for delisting our securities from Nasdaq and that the Panel will consider this matter. We requested a hearing before the Panel, which was held on April 11, 2019. On May 3, 2019, the Panel notified us that they accepted our compliance plan and granted us an extension until August 26, 2019 to regain compliance with the above noted criteria. On May 31, 2019 we implemented a reverse stock split of our outstanding common stock. Our common stock began trading on a split-adjusted basis on June 3, 2019.

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

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	our ability to integrate operations, technology, products and services;

•	our ability to execute our business plan;

•	operating results below expectations;

•	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

•	economic and other external factors;

•	period-to-period fluctuations in our financial results;

•	catastrophic weather and/or global disease outbreaks, such as the recent COVID-19 pandemic; and

•	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

The stock market in general has recently experienced relatively large price and volume fluctuations, particularly in response to the COVID-19 outbreak. In particular, the market prices of securities of smaller biotechnology and medical device companies have experienced dramatic fluctuations that often have been unrelated or disproportionate to the operating results of these companies. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. In addition, price volatility may increase if the trading volume of our common stock remains limited or declines.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was signed into law that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform has not caused a material impact to our projection of minimal cash taxes or to our net operating losses as of December 31, 2019, the date of these financial statements. Our net deferred tax assets and liabilities were adjusted, and the impact of $0.5 million was recognized as an income tax benefit during the first quarter of 2018. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. For more information, see “Description of Our Capital Stock—Anti-takeover Effects of Certain Provisions of Hepion Certificate of Incorporation, By-laws and the DCGL.”

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the first public sale of equity securities in October 2015, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of CRV431. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

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

We have approximately 2,200 square feet of leased office and laboratory space located at 2011-94 Street, NW, Suite 102, Edmonton, AB, CANADA, T6N 1H1.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become a party to various legal actions and complaints arising in the ordinary course of business. In addition to commitments and obligations in the ordinary course of business, we are subject to various claims, pending and potential legal actions for damages, investigations relating to governmental laws and regulations and other matters arising out of the normal conduct of our business. It is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. On October 30, 2019, Dark Arts Consulting, Inc. filed a complaint against us, in the Supreme Court of the State of New York, Nassau County, for breach of contract and related causes of action premised on allegations of non-payment of a technology services agreement. We had the action removed to the United States District Court, Eastern District of New York, on December 18, 2019. On December 26, 2019 we filed a pre-motion letter seeking leave to file a motion to dismiss the action. The Court referred the case to mediation on January 27, 2020. We reached a mutually agreeable settlement during the mediation meeting that occurred on March 11, 2020, which was not material to our financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 23, 2019, our common stock, which traded on the NASDAQ Capital Market, ceased trading under the ticker symbol “CTRV” and commenced trading on the NASDAQ Capital Market under the ticker symbol “HEPA”.

Holders of Record

As of February 28, 2020, there were 204 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	41,271	$194.83	0

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

We are developing CRV431 as our lead molecule. CRV431 is a cyclophilin inhibitor that targets specific isomerases that play an important role in protein folding in health and in disease. To date, in vivo studies in several animal models of fibrosis and HCC have repeatedly and consistently demonstrated that CRV431 reduces fibrosis scores and overall liver tumor burden. Other models including in vitro and ex vivo (human precision cut liver slices) have similarly demonstrated the anti-fibrotic effects of CRV431. We have completed a Single Ascending Dose (“SAD”) phase 1 human clinical study with CRV431 demonstrating safety, tolerability, and pharmacokinetics (“PK”). We are now in the midst of conducting a Multiple Ascending Dose (“MAD”) phase 1 human clinical trial investigating safety, tolerability, and PK of CRV431.

CRV431

CRV431 is a novel drug candidate designed to target a class of proteins called cyclophilins, of which there are many isoforms. Cyclophilins play a role in health and in the pathogenesis of certain diseases and are known as peptidyl prolyl isomerases. The isomerase activity plays an important role in several biological processes including, for example, folding of proteins to confer certain 3-dimensional configurations. Additionally, specific host cyclophilins (e.g., cyclophilin A, B, C, D) play a role in the pathogenesis of many diseases, including liver disease and viral hepatitis.

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

Important risk factors for development of liver disease include the presence of non-alcoholic fatty liver disease and the more aggressive form called non-alcoholic steatohepatitis (NASH). Additional risk factors for the development of liver disease includes the presence of viral hepatitis (HBV, HCV, HDV), and alcohol consumption.

We have conducted four separate studies of CRV431 in a mouse NASH model. This model utilized streptozotocin in combination with a high fat diet to create NASH, with fibrosis occurring in eight to twelve weeks. By approximately 20 weeks of age, mice began to develop hepatocellular carcinoma (HCC).

In our first study, conducted by an independent laboratory in Japan, non-alcoholic fatty liver disease (NAFLD) activity scores (NAS) were assessed. NAS, a composite score of steatosis, inflammation, and ballooning of the liver, was determined when either five or 20 mg/kg once daily treatment with CRV431 was administered by oral gavage. In this first study, CRV431 was administered for only three weeks which did not result in a statistically significant decline in NAS. In a second independent study conducted at Scripps Research Institute, CRV431 was administered for six weeks at a dose of 50 mg/kg/day orally. A third study conducted at Scripps wherein CRV431 was administered for 11 weeks demonstrated a statistically significant decline in NAFLD activity scores, whereas the six-week study did not. A fourth study conducted at Scripps was undertaken to investigate fibrosis and HCC.

Each of these same four studies also examined fibrosis scores, as measured by Sirius red staining for collagen. Except for the lowest dose tested in Japan, which was only 5 mg/kg/day of CRV431, all four studies demonstrated that CRV431 resulted in a statistically significant reduction of fibrosis, compared to vehicle control, whether the study drug was given for 3, 6, 10 or 11-weeks once daily by oral gavage. Significant reductions in fibrosis scores were observed at both 20 and 50 mg/kg/day.

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

Our Phase 1 single ascending dose study was performed in healthy volunteers administered CRV431 orally at doses of 75, 225, 375, and 525 mg. This study design was a randomized, partially blinded, placebo-controlled trial to evaluate the safety, tolerability, and PK of CRV431. A total of 6 subjects were given CRV431 in each of the four dosing cohorts. An additional 2 subjects were given placebo in each of these cohorts, so that a total of 24 subjects received CRV431 and a total of 8 subjects received placebo.

The Tmax occurred generally at about one hour. As expected, corresponding Cmax values increased with increasing dose. Systemic exposures, as determined by AUC were linear (r2 = 0.914) up to 375 mg, but AUCs (systemic exposures) did not appreciably change from 375 mg to 525 mg. Terminal elimination half-life was approximately 100 hours.

In the Phase 1 study of CRV431, there were no severe adverse events (SAEs). The adverse events (AEs) reported were mild to moderate in nature and were almost all not related to study drug. There were no Grade 3 or 4 lab abnormalities, and all vital signs and ECGs remained normal.

On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders.

On June 17, 2019, we submitted an IND to the FDA to support initiation of our CRV431 NASH clinical development program in the United States and received approval in July 2019. We completed the first segment of a Phase 1 multiple ascending dose clinical trial in December 2019.

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2019, we have an accumulated deficit of approximately $83.2 million. From inception through December 31, 2019, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On July 3, 2018, we completed a rights offering pursuant to its effective registration statement on Form S-1. We offered units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of our Series C Convertible Preferred Stock, or Series C, and 8 common stock warrants. Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. We received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants. The common stock warrants are exercisable at $108.50 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. We may redeem the warrants for $0.01 per warrant if our common stock closes above $434 per share for ten consecutive trading days, provided that we may not do so prior to the first anniversary of the closing of the unit offering. The warrants were sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, we cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting period until they are exercised, terminated or otherwise settled.

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

On April 25, 2019, we announced the pricing of a public offering with total gross proceeds of approximately $2,140,000 before deducting placement agent fees and other offering expenses payable by us that closed on April 29, 2019. The securities offered by us consist of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $8.40 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Convertible Preferred Stock, with a stated value of $1,000 per share, and convertible into 119 shares of Common Stock per share of Series D Convertible Preferred Stock, and Warrants to purchase 119 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock to be issued pursuant to the Class A Units and issuable upon conversion of all the Series D Convertible Preferred Stock is 254,762. The aggregate number of Warrants issued in the offering was 254,762. The Warrants have an exercise price of $8.40, are exercisable upon issuance and expire five years from the date of issuance.

On May 28, 2019, the Company effected a 1 for 70 reverse stock split of the Company’s common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented have been adjusted retroactively to reflect the reverse stock split.

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

Recent Developments

On February 12, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which we may offer and sell, from time to time, through B. Riley FBR, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $7,000,000 (the “Shares”).

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by us with the Securities and Exchange Commission (the “SEC”) on February 6, 2019, as amended on February 13, 2019, and declared effective by the SEC on February 19, 2019, as supplemented by a prospectus supplement dated February 12, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the Sales Agreement, B. Riley FBR may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with B. Riley FBR. B. Riley FBR will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose.

As of March 18, 2020, we sold 2,311,867 shares of our common stock resulting in net proceeds of $6.8 million under the Sales Agreement.

Under the Sales Agreement, the Company may offer and sell an additional $4.6 million under a prospectus supplement to the Form S-3 (File No. 333-229534) dated March 27, 2020 that was filed with the SEC pursuant to the Securities Act. As of April 30, 2020, we sold an additional 2,950,939 shares of our common stock resulting in net proceeds of $4.5 million under the Sales Agreement. As of April 30, 2020, the Company sold a total of 5,262,806 shares and received total proceeds of $11.3 million from the “at the market offerings”.

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

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Going Concern

As of the year ended December 31, 2019, we had $13.9 million in cash. Net cash used in operating activities was $7.6 million for the year ended December 31, 2019. Net loss for the year ended December 31, 2019 was $7.0 million. As of December 31, 2019, we had an accumulated deficit of $83.2 million. As of December 31, 2019, we had working capital of $13.1 million, whereas on December 31, 2018 we had working capital of $0.1 million. We expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV143. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, convertible notes, contingent consideration and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for convertible notes, contingent consideration and derivative instruments. We adopted the fair value measurement for our convertible notes, which is updated each reporting period and we mark to market our contingent consideration and derivative instruments at the end of each reporting period.

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

Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin,) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders.

Derivative financial instruments

We have issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of Accounting Standards Update (“ASC”) Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in fair value of derivative liabilities are recorded in the statements of operations under the caption “Change in fair value of derivative financial instruments—warrants.” See Note 6 for additional information.

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

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2019 and 2018, the fair value of such warrants was approximately $5,623 and $0.4 million, respectively, which are classified as a long-term derivative liability on the Company’s balance sheets.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. We reduce the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that we will not realize some or all the deferred tax asset. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is ‘‘more-likely-than-not’’ that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be  used to offset the deferred tax assets when analyzing our valuation allowance as the acquired IPR&D is considered to have an indefinite life until we complete or abandons development of the related IPR&D. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $900,000 recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit at that time. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. We performed an evaluation with regard to the impact of Deferred Tax Assets (“DTA”) that were generated by Temporary Differences (such as Stock Compensation, Accrued Vacation, depreciation, etc.) which would reverse and turn into indefinite lived NOL carryforwards and whether the Deferred Tax Liability associated with In-Process R&D could be used to offset indefinite lived DTAs.

Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC 450”), we record accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We, in accordance with this guidance, does not recognize gain contingencies until realized.

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

We do not currently have any commercial biopharmaceutical products and do not expect to have such for several years, if at all. Accordingly, our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2019 and 2018, we had prepaid research and development costs of $0.4 million and $41,514, respectively.

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in our fourth quarter, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Pursuant to ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads us to determine that it is more likely than not (that is, a likelihood of more than 50%) that the goodwill or the acquired IPR&D is impaired. If we choose to first assess qualitative factors and determines that it is not more likely than not goodwill or acquired IPR&D is impaired, we are not required to take further action to test for impairment. We also have the option to bypass the qualitative assessment and perform only the quantitative impairment test, which we may choose to do in some periods but not in others. Our CRV431 intangible asset and goodwill are assessed for impairment annually as of December 31 or more frequently if impairment indicators exist.

If we perform a quantitative assessment of goodwill, it utilizes the two-step approach prescribed under ASC Topic 350. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. We test for impairment at the entity level because it operates based on a single reporting unit. If the carrying value exceeds fair value, we then perform Step 2 to measure the amount of impairment loss, if any. In Step 2, we estimate the fair value of individual assets, including identifiable intangible assets, and liabilities to determine the implied fair value of goodwill. We then compare the carrying value of goodwill to the implied fair value. The excess of the carrying value of goodwill over implied fair value, if any, is recorded as an impairment charge.

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the years ended December 31, 2019 and 2018.

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on our consolidated balance sheets at the acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

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

There was no impairment of IPR&D for the years ended December 31, 2019 and 2018.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have a limited trading history in our common stock and lack company-specific historical and implied volatility information. Therefore, the estimated expected stock volatility is based on the historical volatility of a publicly traded set of peer companies until such time as we have adequate historical data regarding the volatility of our own traded stock price. The expected term of stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 4, "Recent Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

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

We may take advantage of these provisions up to the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement or such earlier time that we are no longer an emerging growth company. We could remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the first public sale of equity securities in October 2015, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior December 31st, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2019 and 2018:

	Years ended
	December 31, 2019	December 31, 2018	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	3,184,082	7,593,715	(4,409,633)
General and administrative	4,586,003	7,000,444	(2,414,441)
Loss from operations	(7,770,085)	(14,594,159)	(6,824,074)

Other income (expense):
Change in fair value of debt	(179,652)	(108,942)	(70,710)
Interest on debt	(554,998)	(339,158)	(215,840)
Change in fair value of derivatives instruments – warrants and contingent consideration	558,715	5,056,964	(4,498,249)
Loss before income taxes	(7,946,020)	(9,985,295)	2,039,275
Income tax benefit	1,227,322	536,000	691,322
Net loss	$(6,718,698)	$(9,449,295)	$2,730,597

We had no revenues during the years ended December 31, 2019 and 2018, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended December 31, 2019 and 2018 amounted to $3.2 million and $7.6 million, respectively. The $4.4 million decrease was primarily due to a decrease of $3.4 million for costs attributable to the decision to discontinue clinical development of TXL and Valnivudine, a $1.2 million decrease in employee–related compensation costs due to lower headcount, offset by a $0.3 million increase attributable to the execution and the completion of the phase 1 study related to CRV431.

General and administrative expenses for the years ended December 31, 2019 and 2018 amounted to $4.6 million and $7.0 million, respectively. The decrease of $2.4 million was primarily due to a $1.4 million decrease in employee–related costs due to lower headcount, a $0.2 million decrease in stock compensation costs, and a $0.6 million decrease in professional fees.

During the years ended December 31, 2019 and 2018, we recorded an income tax benefit of $1.2 million and $0.5 million, respectively. The change is primarily related to our state tax benefit of $1.0 million offset by changes related to foreign taxes in 2019 and an adjustment for the utilization of indefinite deferred tax liabilities in 2018 that did not occur in 2019.

Net loss for the year ended December 31, 2019 was $6.7 million, which was the result of the operating expenses discussed above, a loss of $0.2 million for the change in fair value of debt, a $0.6 million loss for interest expense, which was offset by income of $0.6 million resulting from the change in fair value of derivative instruments related to our warrants. Net loss for the year ended December 31, 2018 was $9.4 million, which was the result of the operating expenses discussed above, a loss of $0.1 million for the change in fair value of debt, a $0.3 million loss for interest expense, which was offset by income of $5.1 million resulting from the change in fair value of derivative instruments related to our warrants.

Liquidity and Capital Resources

As of December 31, 2019, we had working capital of $13.1 million compared to working capital of $0.1 million as of December 31, 2018. The increase of $13.0 million in working capital is primarily related to an increase in cash and cash equivalents of $11.1 million and a decrease in convertible debt of $1.4 million.

Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2019 and 2018:

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Net cash (used in) provided by:
Operating activities	$(7,565,059)	$(15,646,027)
Investing activities	(51,469)	900
Financing activities	18,707,071	12,523,539
Net increase (decrease) in cash	$11,090,543	$(3,121,588)

As of December 31, 2019, we had $13.9 million in cash. Net cash used in operating activities was $7.6 million for the year ended December 31, 2019 consisting of our net loss of $6.7 million, adjusted for non-cash charges primarily of $0.5 million for the change in the debt discount recorded as interest expense and $0.2 million for the change in fair value of our debt. This was offset by $0.6 million for the changes in fair value of derivative instruments and contingent consideration and $0.3 million for the change in deferred taxes. Changes in working capital accounts had a negative impact of $0.8 million on cash.

Net cash used in operating activities was approximately $15.6 million for the year ended December 31, 2018. Cash was consumed from continuing operations by the net loss of $9.4 million, and non-cash items consisting mainly of the changes in fair value of derivative instruments totaling $5.3 million. Changes in working capital accounts had a negative impact of $1.0 million on cash.

Net cash used in investing activities during the year ended December 31, 2019 and December 31, 2018 of was immaterial in both periods.

Net cash provided by financing activities was $18.7 million for the year ended December 31, 2019 due primarily to the issuance of common stock, net of issuance costs in our April and June 2019 offerings of $7.7 million, proceeds from issuance of preferred stock and warrants of $10.0 million, and proceeds from the exercise of warrants of $2.1 million. This was offset by the repayment of convertible debt of $1.1 million.

Net cash provided by financing activities was $12.5 million for the year ended December 31, 2018 due primarily to the issuance of common stock in our May and July 2018 offerings of $1.6 million, proceeds from issuance of preferred stock and warrants of $10.4 million, proceeds from debt financing of $2.0 million, and offset by the repayment of convertible debt of $1.3 million.

On February 12, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which we may offer and sell, from time to time, through B. Riley FBR, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $7,000,000 (the “Shares”).

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by us with the Securities and Exchange Commission (the “SEC”) on February 6, 2019, as amended on February 13, 2019, and declared effective by the SEC on February 19, 2019, as supplemented by a prospectus supplement dated February 12, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the Sales Agreement, B. Riley FBR may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with B. Riley FBR. B. Riley FBR will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company  may impose.

As of March 18, 2020, we sold 2,311,867 shares of our common stock resulting in net proceeds of $6.8 million under the Sales Agreement.

Under the Sales Agreement, the Company may offer and sell an additional $4.6 million under a prospectus supplement to the Form S-3 (File No. 333-229534) dated March 27, 2020 that was filed with the SEC pursuant to the Securities Act. As of April 30, 2020, we sold an additional 2,950,939 shares of our common stock resulting in net proceeds of $4.5 million under the Sales Agreement. As of April 30, 2020, the Company sold a total of 5,262,806 shares and received total proceeds of $11.3 million from the “at the market offerings”.

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

On April 25, 2019 we announced the pricing of a public offering with total gross proceeds of approximately $2,140,000 before deducting placement agent fees and other offering expenses payable by us that closed on April 29, 2019. The securities offered by us consist of (i) Class A Units each consisting of one share of Common Stock and one Warrant to purchase one share of Common Stock at a combined price of $8.40 per Class A Unit, and (ii) Class B Units each consisting of one share of Series D Convertible Preferred Stock, with a stated value of $1,000 per share, and convertible into 119 shares of Common Stock per share of Series D Convertible Preferred Stock, and Warrants to purchase 119 shares of Common Stock, at a combined price of $1,000 per Class B Unit. The aggregate number of shares of Common Stock issued to the Class A Units and issued upon conversion of the Series D Convertible Preferred Stock was 254,762. The aggregate number of Warrants issued in the offering was 254,762. The Warrants have an exercise price of $8.40, are exercisable upon issuance and expire five years from the date of issuance. A total of 555,377 warrants were exercised during the year ended December 31, 2019 resulting in proceeds of approximately $2.1 million.

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

Operating and Capital Expenditure Requirements

As of December 31, 2019, we had an accumulated deficit of $83.2 million and expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The consolidated financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise additional capital within the next year to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.

At this time, there is significant uncertainty relating to the trajectory of the novel coronavirus outbreak and impact of related responses. The continued spread of the outbreak could materially harm our business, results of operations, and financial condition. Due to this uncertainty and plans outside of management’s control, we may not be able to achieve and implement such plans within one year after the date that the financial statements are issued to address the substantial doubt that exists.

Contractual Obligations and Commitments

We have a long-term contractual cash obligation as of December 31, 2019, comprised of our debt with IRT and our debt debenture with an investor (see Note 5). The following table summarizes this obligation:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Lease obligations	$889,029	$274,825	$560,302	$53,902	$—
Total contractual obligations	$889,029	$274,825	$560,302	$53,902	$—

We have recorded contingent consideration for the acquisition of Ciclofilin on June 10, 2016 as well as executed several license agreements, as discussed in Note 7 and Note 13 to the consolidated financial statements, respectively. We have not included the contingent consideration payments or accrued milestone and royalty payments associated with licensing as management cannot reasonably estimate if or when  they will occur. In connection with the June 2016 merger agreement with Ciclofilin, we are obligated to pay Aurinia Pharmaceuticals, Inc. royalties at a low single-digit percentage related to sales of CRV 431 post approval by the FDA.

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

Beginning January 1, 2019, we accounted for leases according to the FASB issued ASU 2016-02. Operating leases where we are the lessee are included in other assets on our consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

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

The Company adopted ASC 842 in the first quarter of 2019 using an alternative modified retrospective approach, in which prior periods will not be restated. As a result of the adoption, as of January 1, 2019, the Company recognized an operating lease liability of $773 thousand based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $764 thousand. As of December 31, 2019, the lease liabilities are $610 thousand, of which $192 thousand is current and $418 thousand is non-current. The ROU assets are $601 thousand. The discount rate used to account for the Company’s operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 6.5%.

Rent expense related to the Company’s operating leases was $283,050 and $289,504 for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining term of the Company’s noncancelable operating leases is 3.1 years. Future minimum rental payments under the Company’s noncancelable operating leases at December 31, 2019 is as follows:

2020	$274,825
2021	288,226
2022	272,076
2023	53,902
Total	889,029
Present value adjustment	(81,582)
Lease liability at December 31, 2019	$807,447

Contingent consideration

We have recorded contingent consideration related to the acquisition of Ciclofilin on June 10, 2016 as well as executed several license agreements, as discussed in Note 7 and Note 12 to the consolidated financial statements, respectively. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of December 31, 2019, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability.

Employment agreements

We also have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control or termination without cause, occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Hepion Pharmaceuticals, Inc.

Edison, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hepion Pharmaceuticals, Inc. (formerly known as ContraVir Pharmaceuticals, Inc.) and its subsidiaries (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2019 due to the adoption of Accounting Standards Codification, Leases (ASC 842).

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and expects to continue to incur substantial losses in the future, which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

Woodbridge, NJ
May 14, 2020

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$13,922,972	$2,832,429
Prepaid expenses	465,693	135,591
Total current assets	14,388,665	2,968,020
Property and equipment, net	57,166	32,434
Right-of-use assets	797,913	—
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	127,939	127,794
Total assets	$20,432,607	$8,189,172
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$491,557	$748,428
Accrued expenses	493,636	661,421
Operating lease liabilities, current	266,696	—
Convertible debt	—	1,440,000
Total current liabilities	1,251,889	2,849,849

Contingent consideration	2,430,000	2,590,000
Deferred tax liability	18,752	360,700
Operating lease liabilities, non-current	540,751	—
Deferred rent liability	—	9,235
Derivative financial instruments, at estimated fair value—warrants	5,623	404,337
Total liabilities	4,247,015	6,214,121
Commitments and contingencies (Note 13)
Stockholders’ equity:

Series A convertible preferred stock, stated value $10 per share, issued and outstanding 85,581 and 85,581 shares at December 31, 2019, and 2018, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,827 and 1,974 shares issued and outstanding at December 31, 2019 and 2018, respectively	861,033	930,311
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 3,760,255 and 247,013 shares issued and outstanding at December 31, 2019 and 2018, respectively	375	25
Additional paid in capital	97,651,006	76,652,839
Accumulated deficit	(83,185,630)	(76,463,932)
Total stockholders’ equity	16,185,592	1,975,051
Total liabilities and stockholders’ equity	$20,432,607	$8,189,172

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Revenues	$—	$—

Costs and expenses:
Research and development	3,184,082	7,593,715
General and administrative	4,586,003	7,000,444
Total operating expenses	7,770,085	14,594,159

Loss from operations	(7,770,085)	(14,594,159)

Other income (expense):
Change in fair value of debt	(179,652)	(108,942)
Interest expense	(554,998)	(339,158)
Change in fair value of derivative instruments—warrants and contingent consideration	558,715	5,056,964
Loss before income taxes	(7,946,020)	(9,985,295)

Income tax benefit	1,227,322	536,000
Net loss	(6,718,698)	(9,449,295)
Deemed dividend (see note 6)	(5,442,947)	(8,451,851
Net loss attributable to common shareholders	$(12,161,645)	$(17,901,146)

Weighted Average Common Shares Outstanding:
Basic and diluted	2,043,244	183,879

Net loss per Common Share: (see note 12)
Basic and diluted	$(5.95)	$(97.35)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series C $0.0001 par value		Preferred Stock, Series D $0.0001 par value		Preferred Stock, Series E $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
										Par	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance December 31, 2018	85,581	$855,808	1,974	$930,311	—	$—	—	$—	247,013	$25	$76,652,839	$(76,463,932)	$1,975,051
Issuance of common stock, private placement	—	—	—	—	—	—	—	—	47,429	5	486,608	—	486,613
Issuance of common stock, debt redemption	—	—	—	—	—	—	—	—	54,321	5	549,976	—	549,981
Issuance of common stock, net	—	—	—	—	—	—	—	—	1,031,071	103	7,683,391	—	7,683,494
Issuance of preferred stock, net	—	—	—	—	521	312,600	10,570	6,976,201	—	—	3,802,201	—	11,091,002
Conversion of preferred stock	—	—	(147)	(147,000)	(521)	(521,000)	(10,570)	(10,570,002)	1,825,044	182	11,237,820	—	—
Offering costs related to issuance of preferred stock	—	—	—	—	—	(29,526)	—	(472,311)	—	—	(536,787)	—	(1,038,624)
Placement agent warrants	—	—	—	—	—	(48,250)	—	(244,895)	—	—	293,145	—	—
Beneficial conversion feature of preferred stock	—	—	—	—	—	(186,692)	—	(581,350)	—	—	768,042	—	—
Accretion of beneficial conversion feature of preferred stock	—	—	—	—	—	186,692	—	581,350	—	—	(768,042)	—	—
Accretion of preferred stock discount upon conversion	—	—	—	77,722	—	286,176	—	4,311,007	—	—	(4,674,905)	—	—
Placement agent warrants	—	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of warrants	—	—	—	—	—	—	—	—	555,377	55	2,090,542	—	2,090,597
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	66,176	—	66,176
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,718,698)	(6,718,698)
Balance December 31, 2019	85,581	$855,808	1,827	$861,033	—	$—	—	$—	3,760,255	$375	$97,651,006	$(83,182,630)	$16,185, 592

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock, Series A $0.0001 par value		Preferred Stock, Series C $0.0001 par value		Common Stock, $0.0001 par value		Additional		Total
						Par	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Equity
Balance December 31, 2017	104,013	$1,040,128	—	$—	139,893	$14	$69,677,652	$(67,014,637)	$3,703,157
Issuance of common stock, net	—	—	—		13,786	1	1,986,574	—	1,986,575
Issuance of Series C preferred	—	—	10,826	5,734,627	—	—	—	—	5,734,627
Offering costs related to issuance of Series C preferred	—	—	—	(411,259)	—	—	—	—	(411,259)
Placement agent warrants	—	—	—	(221,269)	—	—	221,269	—	—
Beneficial conversion feature of Series C preferred	—	—	—	(3,771,639)	—	—	3,771,639	—	—
Accretion of beneficial conversion feature of Series C preferred	—	—	—	3,771,639	—	—	(3,771,639)	—	—
Accretion of Series C preferred stock discount upon conversion	—	—	—	4,680,212	—	—	(4,680,212)	—	—
Conversion of Series A preferred	(18,432)	(184,320)	—	—	686	—	184,320	—	—
Conversion of Series C preferred	—	—	(8,852)	(8,852,000)	91,334	10	8,851,990	—	—
Exercise of warrants	—	—	—	—	1,314	—	176,736	—	176,736
Stock-based compensation expense	—	—	—	—	—	—	234,510	—	234,510
Net loss	—	—	—	—	—	—	—	(9,449,295)	(9,449,295)
Balance December 31, 2018	85,581	$855,808	1,974	$930,311	247,013	$25	$76,652,839	$(76,463,932)	$1,975,051

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(6,718,698)	$(9,449,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	66,176	234,510
Change in fair value of derivative instrument—warrants	(398,714)	(5,322,362)
Change in the fair value of contingent consideration	(160,000)	265,398
Change in the fair value of debt	179,652	108,942
Amortization of debt discount recorded as interest expense	486,608	—
Non-cash interest for shares issued for debt redemption payments	49,732	—
Deferred taxes adjustment	(341,948)	(536,000)
Loss on the sale of assets	—	4,474
Depreciation and amortization expense	26,737	18,787
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(424,357)	(897,695)
Deferred rent liability	—	9,235
Prepaid expenses and other assets	(330,247)	(82,021)
Net cash used in operating activities	(7,565,059)	(15,646,027)

Cash flows from investing activities:
Proceeds from the sale of fixed assets	—	900
Purchase of property and equipment	(51,469)	—
Net cash provided by (used in) investing activities	(51,469)	900

Cash flows from financing activities:
Proceeds from the issuance of common stock	7,683,554	1,635,140
Proceeds from issuance of Series C preferred stock, net	—	10,414,741
Proceeds from issuance of Series D preferred stock, net	403,120	—
Proceeds from issuance of Series E preferred stock, net	9,649,258	—
Proceeds from the exercise of warrants	2,090,542	142,600
Proceeds from debt financing	1,250,000	2,000,000
Repayment of debt financing	(1,250,000)	(668,942)
Payment of contingent consideration milestone	—	(1,000,000)
Repayment of convertible debt	(1,119,403)	—
Net cash provided by financing activities	18,707,071	12,523,539

Net increase (decrease) in cash	11,090,543	(3,121,588)
Cash at beginning of period	2,832,429	5,954,017
Cash at end of period	$13,922,972	$2,832,429

Supplementary disclosure of cash flow information:
Cash paid for interest	$26,756	$131,058

Supplementary disclosure of non-cash financing activities:
Stock issued to employees in lieu of cash payment for accrued bonus	$—	$296,037
Issuance of common stock in conjunction with milestone payment	—	55,398
Derecognition of Series C warrants exercised	—	34,136
Conversion of Series A convertible preferred stock	—	184,320
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	147,000	4,680,212
Beneficial conversion factor of preferred stock accreted as deemed dividend	768,042	3,771,639
Conversion of Series D convertible preferred stock	521,000	—
Conversion of Series E convertible preferred stock	10,570,002	—
Accretion of Series C, D and E preferred stock discount upon conversion	4,674,905	—
Fair value of warrants issued in conjunction with common stock offering	—	5,091,373
Issuance of common stock for debt redemption	500,244	—
Adoption of lease accounting	773,330	—
Warrants issued to placement agent	293,145	221,269

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

2. Basis of Presentation and Going Concern

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The consolidated financial statements include the accounts of Hepion and its subsidiaries Hepion Research Inc. and ContraVir Research Corp, which conducts its operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

As of December 31, 2019, Hepion had $13.9 million in cash. Net cash used in operating activities was $7.6 million for the year ended December 31, 2019. Net loss for the year ended December 31, 2019 was $7.0 million. As of December 31, 2019, the Company had an accumulated deficit of $83.2 million. As of December 31, 2019, Hepion had working capital of $13.1 million, whereas on December 31, 2018 Hepion had working capital of $0.1 million. The Company has not generated revenue to date and has incurred substantial losses and negative cash flows from operations since its inception. The Company has historically funded its operations through issuances of convertible debt, common stock and preferred stock. The Company expects to continue to incur losses for the next several years as it expands its research, development and clinical trials of CRV431. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if at all.

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

The Company will be required to raise additional capital within the next year to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize on unfavorable terms.

At this time, there is significant uncertainty relating to the trajectory of the novel coronavirus outbreak and impact of related responses. The continued spread of the outbreak could materially harm our business, results of operations, and financial condition. Due to this uncertainty and plans outside of management’s control, we may not be able to achieve and implement such plans within one year after the date that the financial statements are issued to address the substantial doubt that exists. See Note 15 for a detailed discussion regarding COVID-19.

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

Cash

As of December 31, 2019 and 2018, the amount of cash was $13.9 million and $2.8 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced losses related to these balances.

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

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access.

•	Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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

Financial instruments consist of cash and accounts payable, short-term debt, derivative instruments — warrants, convertible debt and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments — warrants, convertible debt and contingent consideration, which were marked to market at the end of each reporting period. See Note 7 for additional information of the fair value of the derivative liabilities. The Company recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 7 for additional information on the fair value of the contingent consideration.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016, and April 2018 common stock offerings were deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

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

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2019 and 2018, the fair value of all warrants was $5,623 and $0.4 million, respectively, which are classified as a long-term derivative liability on the Company’s balance sheets.

Property, equipment and depreciation

As of December 31, 2019 and 2018, the Company had $0.1 million and $32,434, respectively, of property and equipment, consisting primarily of computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended December 31, 2019 and 2018 was $26,737 and $18,787, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. The Company will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2019 and 2018.

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in the Company’s fourth quarter, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. Pursuant to ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment, and ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the Company to determine that it is more likely than not (that is, a likelihood of more than 50%) that the goodwill or the acquired IPR&D is impaired. If the Company chooses to first assess qualitative factors and determines that it is not more likely than not goodwill or acquired IPR&D is impaired, the Company is not required to take further action to test for impairment. The Company also has the option to bypass the qualitative assessment and perform only the quantitative impairment test, which the Company may choose to do in some periods but not in others. The Company’s CRV431 intangible asset and goodwill are assessed for impairment annually as of December 31 or more frequently if impairment indicators exist.

If the Company performs a quantitative assessment of goodwill, it utilizes the two-step approach prescribed under ASC Topic 350. Step 1 requires a comparison of the carrying value of a reporting unit, including goodwill, to its estimated fair value. The Company tests for impairment at the entity level because it operates as a single reporting unit. If the carrying value exceeds fair value, the Company then performs Step 2 to measure the amount of impairment loss, if any. In Step 2, the Company estimates the fair value of individual assets, including identifiable intangible assets, and liabilities to determine the implied fair value of goodwill. The Company then compares the carrying value of goodwill to the implied fair value. The excess of the carrying value of goodwill over implied fair value, if any, is recorded as an impairment charge.

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. There was no impairment of goodwill for the years ended December 31, 2019 and 2018.

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on the Company’s consolidated balance sheets at the acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of the Company’s IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

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

There was no impairment of IPR&D for the years ended December 31, 2019 and 2018.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is “more-likely-than-not” that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

In conjunction with the acquisition of Ciclofilin in June 2016, a deferred tax liability of $1.3 million was recorded reflecting the difference between the book basis and tax basis of acquired IPR&D. Such deferred income tax liability cannot be used to offset the deferred tax assets when analyzing the Company’s valuation allowance as the acquired IPR&D is considered to have an indefinite life until the Company completes or abandons development of the related IPR&D. The re-measurement of the deferred tax balances to the new corporate rate was completed as of December 31, 2017 and resulted in an adjustment of approximately $900,000 recorded as a reduction in the deferred tax liability offset by a credit to Income Tax benefit at that time. The 2017 Tax Act also changed the Net Operating Loss carryforwards’ period to now have an indefinite life. The Company performed an evaluation with regard to the impact of Deferred Tax Assets (“DTA”) that were generated by Temporary Differences (such as Stock Compensation, Accrued Vacation, depreciation, etc.) which would reverse and turn into indefinite lived NOL carryforwards and whether the Deferred Tax Liability associated with In-Process R&D could be used to offset indefinite lived DTAs. In March 2018, the Company recorded an adjustment to the valuation allowance in the approximate amount of $536,000. This adjustment reflects the adjustment allowed by the Tax Cuts and Jobs Act of 2018 to utilize indefinite deferred tax liabilities as a source of income against indefinite lived portions of the Company’s deferred tax assets in conjunction with the evaluation of the amount of valuation allowance needed.

In April 2019, the Company transferred state net operating loss tax credits and received approximately $1.0 million in connection with the sale of the state net operating losses to a third party recorded as an income tax benefit in the consolidated statement of operations. The Company received approval for the sale of net operating losses through participation in the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

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

The Company does not currently have any commercial biopharmaceutical products and does not expect to have such for several years, if at all. Accordingly, our research and development costs are expensed as incurred. While certain of the Company’s research and development costs may have future benefits, the Company’s policy of expensing all research and development expenditures is predicated on the fact that the Company has no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2019 and 2018, the Company had prepaid research and development costs of $0.4 million and $41,514, respectively.

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

Foreign Exchange

The functional currency of Hepion and ContraVir Research Inc. is the U.S. dollar. The functional currency of ContaVir Research Corp. is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at December 31, 2019 and 2018.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at December 31, 2019 and 2018.

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

4. Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

In August of 2018, the FASB issued ASU 2018-13 — Fair Value Measurement (Topic 820): Disclosure Framework —Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019  and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. The Company does not expect that the adoption of this guidance will have a material impact to the Company’s results of operations, financial position and cash flows.

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

Additionally, in July of 2018, the FASB issued ASU 2018-10 — Codification Improvements to Topic 842, Leases (“ASU 2018-10”), which amends narrow aspects of the guidance issued in the amendments in ASU 2016-02 based on comments and questions raised by stakeholders during the assessment and implementation of ASU 2016-02. The Company has adopted this guidance in conjunction with the adoption of FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at or entered after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s primary lease arrangements at the date of adoption are associated with a lease for the Company’s corporate office. ASU 2016-02 became effective for the Company on January 1, 2019. The Company adopted ASU 2016-02 using a modified retrospective transition approach as of the effective date as permitted by the amendments in ASU 2018-11, which provides an alternative modified retrospective transition method (See Note 12). As a result, the Company was not required to adjust comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the date of adoption (i.e. January 1, 2019). The Company has elected to adopt the package of transition practical expedients and, therefore, have not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. As of January 1, 2019, the Company recorded an operating lease liability of approximately $0.8 million and operating right of use assets of approximately $0.8 million.

In June of 2018, the FASB issued ASU 2018-07 — Compensation — Stock Compensation (Topic 718) (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transaction for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted this ASU with no significant impact on the Company’s consolidated financial statements.

In July of 2017 the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity Topic (480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instrument with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (“ASU 2017-11”), which modifies the classification of some financial instruments. A down round feature no longer precludes equity classification, therefore a freestanding equity feature would no longer be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities present earnings per share in accordance with Topic 260, and to recognize the effect of the down round feature when triggered. Convertible instruments are now subject to specialized contingent beneficial conversion features. The Company adopted this ASU with no significant impact on the Company’s consolidated financial statements.

In January of 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which amended the 2014 amendments to the FASB Accounting Standards Codification that allowed companies an alternative accounting treatment for subsequently measuring goodwill. This amendment is Phase 1 of a project by the FASB Board to simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. These amendments are to be applied on a prospective basis  and are required to be adopted for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect that the adoption of this guidance will have a material impact to the Company’s results of operations, financial position and cash flows.

5. Debt

On March 13, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”). Pursuant to the Securities Purchase Agreement, the Company issued to the Investor in a private placement (i) 47,429 shares of the Company’s common stock and (ii) an unsecured $1.25 million aggregate principal amount debenture (the “Debenture”). The maturity date of the Debenture was June 30, 2019. Prior to the maturity date, no interest accrued on the Debenture. Upon an event of default, including upon the non-repayment of the principal amount at the maturity date, interest shall accrue on the Debenture at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law until such principal amount is paid in full. The Debenture ranks junior to the Company’s existing secured indebtedness. The relative fair value of Company shares of common stock issued was approximately $0.5 million and was recorded as a debt discount, of which $0.1 million was amortized as interest expense during the three months ended March 31, 2019. The Company repaid the outstanding debt balance in June 2019 and recorded the remaining unamortized debt discount of $0.4 million as non-cash interest expense during the three months ended June 30, 2019.

On May 8, 2018, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Iliad Research and Trading, L.P. (“IRT”), pursuant to which the Company issued to IRT a secured convertible promissory note (the “Note”) in the aggregate principal amount of $3,325,000 for an aggregate purchase price of $2,000,000 cash and $1,000,000 aggregate principal amount of investor notes (the “Investor Notes”) payable to the Company in four tranches of $250,000 upon request by the Company. Closing occurred on May 9, 2018. The Note carries an original issue discount of $300,000, and the initial principal balance of $2,225,000 also includes original issue discount of $200,000 and $25,000 to cover IRT’s transaction expenses. The Investor Notes have not been drawn as of September 30, 2019. The Note bears interest at the rate of 10% per annum and was paid in full on October 3, 2019. Beginning on November 8, 2018, IRT has the right to redeem all or any portion of the Note up to the Maximum Monthly Redemption Amount which is $500,000. Payments of each redemption amount may be made in cash or shares of Company common stock at Company’s election (so long as the various conditions to paying stock set forth in the Note are satisfied) provided, however, that if the Company’s common stock is trading below $112.00 per share (as adjusted for the reverse stock split), the redemption(s) must be in cash. Common stock issued upon redemption will be issued at a price equal to 80% of the lowest trade price of the common stock for the 20 consecutive trading days prior to the date of redemption, subject to adjustments; provided, however, that in no event will the redemption price be less than $112.00. The Company has obtained a waiver to the redemption price to enable the Company to be able to redeem balances of the debt with the Company’s common stock. Because of this feature which allows the lender to redeem the entire outstanding balance at the Company’s option within twelve (12) months of initial issuance, the debt is classified as current. The Company also entered into a security agreement with IRT, pursuant to which IRT will receive a security interest in substantially all of the Company’s assets, except for intellectual property. The Company identified numerous embedded features to which bifurcation would be required. The Securities Purchase Agreement requires that the Company comply with certain non-financial covenants customary for financing of this nature which the Company complied with as of December 31, 2019.

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

During the years ended December 31, 2019, the Company made a cash redemption payment on the debt to IRT totaling $1.1 million. The Company also made redemption payments on the debt to IRT utilizing the Company’s common stock totaling 54,321 shares with a redemption fair value of $0.5 million. The remaining outstanding debt was paid in full in October 2019.

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

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series E, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the common stock warrants. During the year ended December 31, 2019, the holders of Series E shares converted 10,570 shares of Series E into 1,761,667 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $4.3 million associated with the difference between the stated and carrying per share values of the Series E, including a $0.7 million accretion related to issuance costs that had been allocated to the Series E which have been presented as a component of the net loss attributable to common stockholders in the Company’s consolidated statement of operations.

Beneficial Conversion Feature-Series E Convertible Preferred Stock

Each share of Series E is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $6.00 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series E preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series E was $0.6 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $0.6 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $0.6 million accretion was recorded as a dividend reflected in additional paid in capital and also presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations for the year ended December 31, 2019.

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

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series D, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the common stock warrants. During the year ended December 31, 2019, the holders of Series D shares converted 521 shares of Series D into 62,064 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $0.3 million associated with the difference between the stated and carrying per share values of the Series D, including a $0.1 million accretion related to issuance costs that had been allocated to the Series D which have been presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations.

Beneficial Conversion Feature-Series D Convertible Preferred Stock

Each share of Series D is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $8.40 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series D preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series D was $0.1 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $0.1 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $0.1 million accretion was recorded as a dividend reflected in additional paid in capital and also presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations for the year ended December 31, 2019.

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

The rights and preferences of the Series C are as follows:

Dividends. Holders of Series C shares are entitled to dividends, if and when declared on shares of common stock, on an “as-converted” basis.

Voting. Subject to certain preferred stock class votes specified in the certificate of designation, the holders of Series C shares shall have no voting rights.

Liquidation. Upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, holder of Series C shares shall be entitled to receive the same consideration as the holders of the Company’s common stock on an “as converted” basis.

Conversion. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $108.50 per share (subject to adjustments upon the occurrence of certain dilutive events).

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

As a result of the Company’s issuance of convertible preferred shares that included a beneficial conversion feature, the Company may, upon conversion of the Series C, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the liability classified warrants. During the year ended December 31, 2019, the holders of Series C shares converted 147 shares of Series C into 1,353 shares of common stock. As a result of the conversion, the Company recognized a preferred stock discount amortization to additional paid in capital of $77,721 as deemed dividends. During the year ended December 31, 2018, the holders of Series C shares converted 8,852 shares of Series C into 81,585 shares of common stock. As a result of the conversion, the Company recognized a deemed dividend charged to additional paid in capital of $4.7 million associated with the difference between the stated and carrying per share values of the Series C, including a $0.5 million accretion related to issuance costs that had been allocated to the Series C which have been presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations.

Beneficial Conversion Feature-Series C Convertible Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $108.50 per share. Based on the guidance in ASC 470-20-20, the Company determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $3.8 million accretion was recorded as a dividend reflected in additional paid in capital and presented as a component of net loss attributable to common stockholders in the Company’s consolidated statement of operations for the year ended December 31, 2018.

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

The Company is not obligated to make any sales of the Shares under the Agreement. The offering of Shares pursuant to the Agreement will terminate upon the earlier of (1) the sale of all of the Shares subject to the Agreement or (2) the termination of the Agreement by Cantor or the Company. Hepion will pay Cantor a commission of up to 3.0% of the gross sales price per share sold and has agreed to provide Cantor with customary indemnification and contribution rights.

For the year ended December 31, 2018, we sold 10,947 shares of our common stock resulting in net proceeds of approximately $1.6 million, under the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., as sales agent. We did not sell any shares of our common stock under this agreement during 2019.

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Price of Hepion common stock	$5.36	$19.74
Expected warrant term (years)	0.78 years	1.78 years
Risk-free interest rate	1.66%	2.48%
Expected volatility	72%	74%
Dividend yield	—	—

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. The Company develops its own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of the Company’s common stock, stock price volatility of comparable companies, the contractual term of the warrants, risk free interest rates and dividend yields. The Company has a limited trading history in its common stock, therefore, expected volatility is based on that of comparable public development stage biotechnology companies. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Price of Hepion common stock	$5.36	$19.74
Expected warrant term (years)	1.26 years	2.26 years
Risk-free interest rate	1.66%	2.48%
Expected volatility	75%	74%
Dividend yield	—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Price of Hepion common stock	$5.36	$19.74
Expected warrant term (years)	2.31 years	3.31 years
Risk-free interest rate	1.66%	2.46%
Expected volatility	69%	74%
Dividend yield	—	—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Price of Hepion common stock	$5.36	$19.74
Expected warrant term (years)	3.50 years	4.50 years
Risk-free interest rate	1.66%	2.51%
Expected volatility	65%	74%
Dividend yield	—	—

The following table sets forth the components of changes in the Hepion’s derivative financial instruments liability balance for year ended December 31, 2019 and 2018:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2017	Balance of derivative financial instruments liability	20,384	$669,462
	Issuance of warrants on July 3, 2018	88,928	5,091,373
	Change in fair value of warrant liability related to warrant exercise	(1,314)	(41,132)
	Derecognition of warrants		(34,136)
	Change in fair value of warrants for the year ended December 31, 2018	—	(5,281,230)
December 31, 2018	Balance of derivative financial instruments liability	107,998	404,337
	Change in fair value of warrants for the year ended December 31, 2019	—	(398,714)
December 31, 2019	Balance of derivative financial instruments liability	107,998	$5,623

7. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of the years ended December 31, 2019 and 2018.

Description	Fair value	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Convertible Debt	$—	$—	$—	$—
Contingent consideration	$2,430,000	$—	$—	$2,430,000
Derivative liabilities related to warrants	$5,623	$—	$—	$5,623

As of December 31, 2018:
Convertible Debt	$1,440,000	$—	$—	$1,440,000
Contingent consideration	$2,590,000	$—	$—	$2,590,000
Derivative liabilities related to warrants	$404,337	$—	$—	$404,337

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in the Company’s statement of operations. See Note 6 for a rollfoward of the derivative liability for the years ended December 31, 2019 and 2018. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

A lattice-based model was used to estimate the fair value of the Secured Convertible Note at December 31, 2018. The lattice model utilizes a “decision tree” whereby future movement in the company’s common stock price is estimated based on a volatility factor. The Company classified the fair value of the Secured Convertible Note as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions including the Company’s stock price volatility returns, an appropriate risk-free interest rate, default intensity rate and expected recovery rate given default. As of December 31, 2019, the convertible note was paid in full.

The following table summarizes the changes in fair value of the convertible debt for which the Company has used Level 3 inputs to determine fair value.

Fair Value of Convertible Debt
Balance at May 8, 2018	$(2,000,000)
Change in fair value	(108,942)
Repayment of principal of debt financing	668,942
Balance at December 31, 2018	$(1,440,000)
Change in fair value	(179,652)
Repayment of principal of debt financing-stock redemption fair value	500,249
Repayment of principal of debt financing	1,119,403
Balance at December 31, 2019	$—

Contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. The Company completed the first segment of its Phase 1 clinical activities for CRV431 in October 2018 wherein the Company reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) and in the fourth quarter of 2018, the Company paid a related milestone payment of $1,000,000 and issued 1,439 shares of the Company’s common stock with a fair value of $55,398, representing 2.5% of the Company’s issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders. As of December 31, 2019, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability. The following table presents the change in fair value of the contingent consideration for the year ended December 31, 2019.

Acquisition- related Contingent Consideration
Liabilities
Balance at December 31, 2017	$3,380,000
Settlement of first clinical milestone	(1,055,398)
Change in fair value recorded in earnings	265,398
Balance at December 31, 2018	2,590,000
Settlement of first clinical milestone	—
Change in fair value recorded in earnings	(160,000)
Balance at December 31, 2019	$2,430,000

In connection with the June 2016 merger agreement with Ciclofilin Pharmaceuticals, Inc., we are obligated to pay Aurinia Pharmaceuticals, Inc. royalties at a low single-digit percentage related to sales of CRV 431 post approval by the FDA.

8. Indefinite-lived Intangible Assets and Goodwill

IPR&D

The Company’s IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
CRV431 balance at December 31, 2017	$3,190,000
Changes during the years ended December 31, 2018	—
CRV431 balance at December 31, 2018	3,190,000
Changes during the years ended December 31, 2019	—
CRV431 balance at December 31, 2019	$3,190,000

No impairment losses were recorded on IPR&D during the years ended December 31, 2019 and 2018.

Goodwill

The table below provides a roll-forward of the Company’s goodwill balance:

Amount
Goodwill balance at December 31, 2017	$1,870,924
Changes for the transition period ended December 31, 2018	—
Goodwill balance at December 31, 2018	1,870,924
Changes for the year ended December 31, 2019	—
Goodwill balance at December 31, 2019	$1,870,924

9. Accrued Liabilities

The Company’s accrued expenses consist of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Payroll and related costs	$346,244	$280,235
Research and development	12,075	184,120
Professional fees	—	151,812
Legal fees	2,354	34,072
Other	132,963	11,182
Total accrued expenses	$493,636	$661,421

10. Accounting for Share-Based Payments

On June 3, 2013, Hepion adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 11,607 and on December 14, 2016 Stockholder and Board approval was obtained to increase the number of authorized shares to 13,750. Stockholder and Board approval was obtained on February 21, 2018 to increase the number of authorized shares to 40,535. As of December 31, 2019, the Company had 0 shares of common stock available for grant under the Plan.

The Company classifies stock-based compensation expense in its statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. Hepion recorded the following stock-based compensation expense for the years ended:

	December 31, 2019	December 31, 2018
General and administrative	$40,813	$271,644
Research and development	25,363	(37,134)
Total stock-based compensation expense	$66,176	$234,510

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2017	12,924	$0.88 - $30.64	$11.84	$5,958	7.00 years
Forfeited	(1,803)	$2.96 - $16.08	$9.44
Cancelled	(1,198)	$4.64 - $20.48	$1.82
Balance outstanding, December 31, 2018	9,923	$0.88 - $30.64	$12.32	—	6.02 years
Granted	31,526	$3.24	$—
Forfeited	(24)	$324.80	$467.60
Cancelled	(154)	$324.80 – $2,016.00	$485.12
Balance outstanding, December 31, 2019	41,271	$3.24 – $2,452.80	$194.83	$43,182	8.42 years

Vested awards and those expected to vest at December 31, 2019	39,733	$3.24-$2,452.80	$202.74	$71,655	8.42 years
Vested and exercisable at December 31, 2019	9,445	$3.24-$2,452.80	$824.58	$66,835	4.61 years

There were 31,526 and 0 options granted to employees during the years ended December 31, 2019 and 2018, respectively. The total fair value of the shares vested during the year ended December 31, 2019 was de minimis and the total fair value of shares vested during the year ended December 31, 2018 was $1.1 million. Included within the above table are 2,410 non-employee options outstanding as of December 31, 2018, of which 266 are unvested as of December 31, 2018 and were subject to remeasurement. The remeasurement impact for the year ended December 31, 2018 was negative due to a decrease in the Company’s stock price, which resulted in a decrease in the related expense recognized.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

As of December 31, 2019, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $0.1 million to be recognized over a weighted-average remaining vesting period of approximately 2.6 years.

There were no options granted during the year ended December 31, 2018. The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards granted to employees during the year ended December 31, 2019.

Year Ended December 31, 2019
Stock price	$3.24
Risk-free interest rate	1.85%
Dividend yield	—
Expected volatility	76.5%
Expected term (in years)	6.0 years

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

Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, the Company determined that it had sufficient history of issuing stock options and decreased its estimated forfeiture rate from 10%, which was based on the historical experience of its former parent, to 3%, which is the Company’s actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the years ended December 31, 2019 and 2018. The Company will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

11. Income Taxes

The Company provides for income taxes under ASC 740. Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company’s loss before income taxes was $7.9 million and $10.0 million for the years ended December 31, 2019 and 2018, respectively, and was generated entirely in the United States and Canada.

The income tax benefit for the years ended December 31, 2019 and 2018 was $1.2 million and $0.5 million, respectively. The income tax benefits resulted from the sale of state net operating losses totaling $11.4 and $0, for 2019 and 2018, respectively, and adjustments to the deferred tax liability resulting from the 2017 Tax Act. The 2017 Tax Act changed the Net Operating Loss carryforwards’ period to now have an indefinite life and the Company recorded a $0.5 million adjustment during the year ended December 31, 2018. The Company has sold a portion of its state NOLs and Research and Development credits in prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program and plans to sell additional NOLs and credits under the same program in the future.

Correction of Immaterial Errors – In connection with the preparation of the consolidated financial statements as of and for the year ended December 31, 2019, the Company determined that a revision was required to correct misstatements associated with the tax treatment of certain intercompany transactions associated with the transfer pricing arrangement in place with the Company’s subsidiary in Canada. This resulted in the reduction of the Company’s Canadian NOL and related Deferred tax asset valuation allowance of $2.0 million. The Company recorded a corresponding increase to Federal net operating loss and Deferred tax asset valuation allowance of $2.1 million. There was no impact to the Company’s statement of operations and comprehensive loss as a result of these corrections. The correction had no impact on the previously reported amounts of consolidated cash flows from operating, investing or financing activities. The Company assessed the materiality of the misstatements both quantitatively and qualitatively and determined the correction of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct the errors was not required.

The following table presents the amounts as reported, net correction adjustments, and corrected amounts for items affected by the corrections for the year ended December 31, 2018:

	Year ended December 31, 2018
	As reported December 31, 2018	Net adjustments	As corrected
Federal net operating loss (“NOL”)	$13,600,500	2,107,800	$15,708,300
State NOL	2,116,300	-	2,116,300
Canadian NOL	1,978,500	(1,978,500)	-
Research and development credits	1,043,300	-	1,043,300
Lease Liability	-	-	-
Stock Compensation & Other	1,206,300	-	1,206,300
Deferred tax asset valuation allowance	(19,348,600)	(129,300)	(19,477,900)
Total Deferred Tax Asset	$596,300	-	$596,300

Additionally, the Company recorded immaterial corrections related to misstatements to the historical financial statements of the Company. During the fourth quarter in the year ended December 31, 2019, the Company recorded an out of period adjustment in the amount of $126,300, which increased the income tax benefit for the year ended December 31, 2019. The corrections were made to a) accrue an uncertain tax position (included in accrued expenses on the consolidated balance sheet) and corresponding income tax expense related to tax, penalties and interest arising from a historical transfer of intellectual property to the Company from the Company’s subsidiary in Canada during calendar year 2016; and b) to record the tax effected temporary foreign differences and other foreign tax credits related to activity of the Company’s Canadian subsidiary resulting in an increase in deferred taxes and a corresponding increase to income tax benefit in the statement of operations and comprehensive loss. These corrections were determined to be immaterial individually and in the aggregate to the prior and current periods presented and were recorded as out of period adjustments in the fourth quarter of the year ended December 31, 2019.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	As of December 31, 2019	As of December 31, 2018
Federal net operating loss (“NOL”)	$16,650,007	$15,708,300
State NOL	2,401,609	2,116,300
Research and development credits	1,493,666	1,043,300
Lease liability	242,234	—
Stock Compensation & Other	1,213,339	1,206,300
Deferred tax asset valuation allowance	(20,823,235)	(19,477,900)
Total Deferred Tax Asset	1,177,620	596,300

Deferred tax liability (In-Process R&D)	(957,000)	(957,000)
Right-of-use asset	(239,372)	—
Total Deferred Tax Liability	(1,196,372)	(957,000)

Net Deferred Tax Liability	$(18,752)	$(360,700)

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses since inception, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for its domestic deferred tax assets as of December 31, 2019 and 2018. The Company has recorded a net deferred tax liability of $18,752 related to in-process research and development as a result of the acquisition of Ciclofilin and foreign deferred tax assets. It is the Company’s position that the acquired in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets.

The valuation allowance increased by $1.4 million and $3.4 million for the years ended December 31, 2019 and 2018, respectively, due primarily to the generation of net operating losses during the periods and also adjustments due to the December 22, 2017 enactment of the tax reform law.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
U.S. statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	11.6	7.3
Sale of New Jersey tax benefits	—	—
Research and development credits	4.0	(3.7)
Net operating loss	—	—
Warrant liability and contingent consideration	1.5	10.9
Foreign Tax Differential	(0.1)	1.7
Other	(4.7)	(1.6)
Valuation allowance	(17.9)	(30.3)
Effective tax rate	15.4%	5.3%

As of December 31, 2019 and 2018, the Company had U.S. federal and state net operating loss carryforwards of $106.0 million and $102.6 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2037. The Company also had federal and state research and development tax credit carry forwards of approximately $1.2 million as of December 31, 2019, which will begin to expire in December 2027.

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

The Company files income tax returns in the United States, Canada and various state jurisdictions. The Company's federal income tax returns for the years 2016 and forward and state income returns for the years 2015 and forward remain subject to examination by the Internal Revenue Service (“IRS”) and state authorities.

As a result of the immaterial corrections recorded in the fourth quarter of the year ended December 31, 2019, the Company has an unrecognized tax benefit of $224,000 and a corresponding accrual for penalties and interest in the amount of $83,000, as a component of income tax expense, accrued through December 31, 2019. There are no amounts included in the unrecognized tax benefit at December 31,2019 that will impact the effective rate if recognized.  The Company expects that the entire amount of the unrecognized tax benefit to be reduced to $0 in the next 12 months.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

Basic and diluted net (loss) income per common share	Year ended December 31, 2019	Year Ended December 31, 2018
Numerator:
Net loss attributable to common stockholders — basic and diluted	$(12,161,645)	$(17,901,146)
Denominator:
Weighted average common shares outstanding— basic and diluted	2,043,244	183,879
Net loss per share of common stock—basic and diluted	$(5.95)	$(97.35)

The following outstanding securities at December 31, 2019 and 2018 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year ended	Year Ended
	December 31, 2019	December 31, 2018
Common shares issuable upon conversion of Series A preferred stock	85,581	3,184
Common shares issuable upon conversion of Series C preferred stock	1,827	18,194
Stock options	41,271	9,180
Warrants — liability classified	107,998	107,997
Warrants — equity classified	2,430,568	3,991
Total	2,667,245	142,546

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

Contractual Obligations

In August 2014, the Company entered into a lease for corporate office space in Edison, New Jersey. In December 2017, the Company entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. Rent expense for the years ended December 31, 2019 and 2018 was $283,050 and $289,504, respectively.

In May 2018, the Company entered into a lease for office equipment to be used at the Company’s corporate office space in Edison, New Jersey. This term of this lease is 3 years and the Company has incurred expenses of approximately $3,391 and $1,978 relating to this lease for the years ended December 31, 2019 and 2018, respectively.

In October 2019, the Company entered into a lease for office and research laboratory space in Edmonton, Canada. The term of the lease is 3 years. Prior to signing this lease, the space was previously on a month to month basis.

Legal Proceedings

The Company is involved in legal proceedings of various types. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Additionally, while any litigation contains an element of uncertainty, the Company has at this time no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on the financial condition or results of operations of the Company.

On October 30, 2019, Dark Arts Consulting, Inc. filed a complaint against us, in the Supreme Court of the State of New York, Nassau County, for breach of contract and related causes of action premised on allegations of non-payment of a technology services agreement. We had the action removed to the United States District Court, Eastern District of New York, on December 18, 2019. We deny the allegations in the complaint and on December 26, 2019 filed a pre-motion letter seeking leave to file a motion to dismiss the action. The Court referred the case to mediation on January 27, 2020. The Company reached a mutually agreeable settlement during the mediation meeting that occurred on March 11, 2020, which was not material to the Company’s Financial position.

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

Operating leases where the Company is the lessee are included under the caption “Right of Use Assets” on the Company’s consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

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

The Company adopted ASC 842 in the first quarter of 2019 using an alternative modified retrospective approach, in which prior periods will not be restated. As a result of the adoption, as of January 1, 2019, the Company recognized an operating lease liability of $773 thousand based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $764 thousand. As of December 31, 2019, the ROU assets are $798 thousand and the lease liabilities are $807 thousand, of which $266 thousand is current and $541 thousand are non-current. The discount rate used to account for the Company’s operating leases under ASC 842 is the Company’s estimated incremental borrowing rate of 6.5%.

Rent expense related to the Company’s operating leases was $283 thousand and $289 thousand for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining term of the Company’s noncancelable operating leases is 3.2 years. Future minimum rental payments under the Company’s noncancelable operating leases at December 31, 2019 is as follows:

2020	$274,825
2021	288,226
2022	272,076
2023	53,902
Total	889,029
Present value adjustment	(81,582)
Lease liability at December 31, 2019	$807,447

Employment Agreements

The Company has employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

14. Related Party Transactions

One of the Company’s Directors, Timothy Block, is President of the Baruch S. Blumberg Institute (“Blumberg Institute”). On May 29, 2015, the Company entered into a Sponsored Research Agreement (“Agreement”) with Blumberg Institute, pursuant to which the Company is sponsoring research by investigators affiliated with the Blumberg Institute with respect to TXL™. The Company did not incur any expenses related to the agreement in 2019 and incurred approximately $50,000 for 2018.

15. Subsequent Events

Common Stock Offering

On February 12, 2020, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which the Company may offer and sell, from time to time, through B. Riley FBR, shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $7,000,000 (the “Shares”).

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by the Company with the Securities and Exchange Commission (the “SEC”) on February 6, 2019, as amended on February 13, 2019, and declared effective by the SEC on February 19, 2019, as supplemented by a prospectus supplement dated February 12, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Pursuant to the Sales Agreement, B. Riley FBR may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with B. Riley FBR. B. Riley FBR will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from the Company, including any price or size limits or other customary parameters or conditions the Company may impose.

As of March 18, 2020, we sold 2,311,867 shares of our common stock resulting in net proceeds of $6.8 million under the Sales Agreement.

Under the Sales Agreement, the Company may offer and sell an additional $4.6 million under a prospectus supplement to the Form S-3 (File No. 333-229534) dated March 27, 2020 that was filed with the SEC pursuant to the Securities Act. As of April 30, 2020, we sold an additional 2,950,939 shares of our common stock resulting in net proceeds of $4.5 million under the Sales Agreement. As of April 30, 2020, the Company sold a total of 5,262,806 shares and received total proceeds of $11.3 million from the “at the market offerings”.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

The Company may experience delays in the conduct of clinical testing of its product candidate. The Company does not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. The COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to the Company’s product candidate. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in the Company’s CRV431 clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial, related to the COVID-19 pandemic, or in obtaining sufficient supplies of clinical trial materials. Any delays in completing the Company’s clinical trials will increase its costs, slow down its product development, timeliness and approval process and delay its ability to generate revenue.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change and the Company does not yet know the full extent of potential delays or impacts on the Company’s business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which the Company relies in fiscal year 2020.

The Company has applied for, and has received, funds under the Paycheck Protection Program after the period end in the amount of $176,585. The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2019, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of December 31, 2019, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.

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

(2)

Period end financial close and reporting - We did not maintain effective controls over the preparation and review of the interim and annual financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the financial statements and that balances and disclosures reported in the financial statements, inclusive of tax and tax related balances, reconciled to the underlying supporting schedules and accounting records.

Remediation of Material Weaknesses

We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:

•	We assessed our companywide accounting resource requirements and as a result have hired, and are in the process of hiring additional experienced accounting personnel, and taken steps to improve the overall efficiency of our accounting and reporting processes. We will continue to regularly monitor our accounting resource sufficiency, our internal controls processes and procedures, and we may undertake additional measures as deemed necessary to fully remediate the control deficiencies.

•	We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies.  We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers or qualify as an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2019.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of May 11, 2020.

Name	Age	Present Position with Hepion Pharmaceuticals, Inc.
Gary S. Jacob	72	Chairman of the Board of Directors
Dr. Robert T. Foster	61	Chief Executive Officer
John Cavan	61	Chief Financial Officer
John P. Brancaccio	71	Director
Timothy Block	65	Director
Arnold Lippa	73	Director
Thomas Adams	77	Director

Gary S. Jacob, Ph.D. has served as our Chairman of the Board of Directors since March 19, 2014, and earlier served as our Chief Executive Officer from May 15, 2013 until March 19, 2014. From November 2018 until March 2020, Dr. Jacob served as Chief Executive Officer of Immuron Limited, an Australian microbiome biopharmaceutical company. Previously, Dr. Jacob was the Chairman of the Board, President and Chief Executive Officer of Synergy Pharmaceuticals Inc., a biopharmaceutical company, where he held various positions from July 2008 to October 2018. On December 12, 2018, Synergy Pharmaceuticals Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013 and a director from October 2004 until January 2013. Dr. Jacob currently serves as a director of Cardiff Oncology, Inc., a clinical-stage oncology therapeutics company. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s experience as a biotechnology company chief executive officer provides him with valuable management and leadership abilities which the Board believes qualifies him to be a director of our Company.

Dr. Robert T. Foster has served as Chief Executive Officer since October 3, 2018 and as our Chief Scientific Officer since June 10, 2016. Prior to Hepion, he was Chief Executive Officer and Founder of Ciclofilin Pharmaceuticals Inc. from January 2014 until it merged with us on June 10, 2016. Prior to Ciclofilin Pharmaceuticals, he founded Isotechnika Pharma Inc. in 1993, where he was Chairman and Chief Executive Officer for 21 years. Dr. Foster was founding Chief Executive Officer and later, Chief Scientific Officer of Aurinia Pharmaceuticals, Inc., after Isotechnika acquired Aurinia. Dr. Foster is currently a Board member of Transcriptome Sciences Inc. Dr. Foster’s experience as an executive at a biotechnology company and his background as a scientist provides him with the leadership and management abilities which the Board believes qualifies him to be a director of our Company.

John Cavan has served as our Chief Financial Officer since April 1, 2016. From January 2016 to April 2016, Mr. Cavan served in the capacity of Interim CFO. Prior to joining Hepion, Mr. Cavan was a consultant with The Pine Hill Group from February 2012 to March 2016 where he was instrumental in completing multiple strategic and financial transactions, including initial public offerings, business combinations and strategic transactions. Prior to his role with the Pine Hill Group, from June 2006 until February 2012, he served as Chief Accounting Officer at Stemline Therapeutics, Inc. and as Vice President and Chief Accounting Officer at Aegerion Pharmaceuticals, Inc. where he was instrumental in the company’s initial public offering, through which Aegerion achieved a $2 billion market capitalization. He has also held financial positions within the healthcare industry at AlgoRx Pharmaceuticals, Inc. and Alpharma. Mr. Cavan served in a variety of financial and operational positions early in his career during tenures with large multinational public companies, including Sony, American Express, International Specialty Products (an Ashland Company) and Nestlé U.S.A. Mr. Cavan currently serves on the Board of Directors of Vantage Health Systems.

John P. Brancaccio, a retired CPA, has served as a director of our Company since May 15, 2013 and as a director of Synergy Pharmaceuticals, Inc. since July 2008. Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies from April 2004 until May 2017. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) as well as a director of Cardiff Oncology, Inc. and Rasna Therapeutics, Inc., a biotechnology company. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our Company.

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

Thomas Adams, Ph.D. has served as a director of our Company since September 2016. Dr. Adams has been Chief Executive Officer of Cardiff Oncology, Inc., a clinical-stage oncology therapeutics company, since June 2018 and Chairman of the Board since April 2009. Dr. Adams has served as the Chairman of Clearbridge BioPhotonics, Inc., an imaging solutions company, since April 2013. From June 2005 through 2011, Dr. Adams served as a director of IRIS International, Inc., a diagnostics company, and has served as Chief Technology Officer of IRIS since April 2006. Dr. Adams was the Head of Iris Molecular Diagnostics from 2006 until November 2012 and has served as the President of Iris Personalized Medicine since 2011. In November 2012, IRIS was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Dr. Adams has served as a director of Synergy Pharmaceuticals Inc., a biotechnology company, since July 2009. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. The Board believes that Dr. Adams’ executive leadership, particularly in the diagnostic field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our Company.

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

Board of Directors Meetings

During the year ended December 31, 2019, our Board met 6 times, including telephonic meetings, the Audit Committee met 4 times, the Compensation Committee met 1 time and the Corporate Governance/Nominating Committee met 1 time. All directors attended 100% of the aggregate number of meetings of the Board, all of the Audit Committee members attended 100% of the Audit Committee meetings, all of the Compensation Committee members attended 100% of the Compensation Committee meeting, and all of the Corporate Governance/Nominating Committee members attended 100% of the Corporate Governance/Nominating Committee meeting.

Information Regarding Board Committees

Our Board has established standing Audit, Compensation and Corporate Governance/Nominating Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. All committees operate under a written charter adopted by our Board, each of which is available on our Internet website at www.HepionPharma.com under “Corporate Governance.”

Audit Committee

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accounting firm, (ii) appointing, replacing and discharging the independent registered public accounting firm, (iii) pre-approving the professional services provided by the independent registered public accounting firm, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent registered public accounting firm, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent registered public accounting firm. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Audit Committee currently consists of John Brancaccio, chairman of the Audit Committee, Arnold Lippa and Thomas Adams. We believe that each of Mr. Brancaccio, Dr. Lippa and Dr. Adams is “independent” as that term is defined under applicable SEC and Nasdaq rules. Mr. Brancaccio is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The charter is available on our website at www.HepionPharma.com.

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

The Compensation Committee currently consists of Arnold Lippa, chairman of the Compensation Committee, John Brancaccio, and Thomas Adams. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at www.HepionPharma.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee was, during the year ended December 31, 2019, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

The Corporate Governance/Nominating Committee currently consists of Timothy Block, chairman of the Corporate Governance/Nominating Committee, Arnold Lippa, and John Brancaccio. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at www.HepionPharma.com.

Communications with our Board of Directors

Stockholders seeking to communicate with our Board should submit their written comments to our Chief Executive Officer, Dr. Robert Foster, at Hepion Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, NJ 08837. Dr. Foster will forward such communications to each member of our Board; provided that, if in the opinion of Dr. Foster it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

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

Based on a review of the copies of such forms received, we believe that during the annual period ended December 31, 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. All of our employees, including our executive officers and directors, are required to comply with our Code of Business Conduct and Ethics.

The full text of the Code of Business Conduct and Ethics is posted on our website at http://www.HepionPharma.com. Any waiver of the Code of Business Conduct and Ethics for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Business Conduct and Ethics, or waivers from our Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Business Conduct and Ethics for our other executive officers and our directors on our website. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Hepion Pharmaceuticals Inc. 399 Thornall Street, First Floor, Edison, NJ 08837.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31, 2019 and 2018.

Name & Principal Position	Year	Salary	Bonus(1)	Stock In Lieu of Cash Bonus	Options granted(2)	Non-equity incentive plan compensation(1)(3)	Other	Total
Dr. Robert Foster.	December 2019	$400,000	$—	$—	$21,102	$200,000	$—	$621,102
Chief Executive Officer	December 2018	$312,345	$—	$62,244	$—	$—	$—	$374,589

John Cavan.	December 2019	$291,136	$—	$—	$12,635	$72,917	$—	$376,688
Chief Financial Officer	December 2018	$274,827	$—	$64,007	$—	$—	$—	$338,834

(1)	Bonus and non-equity incentive compensation amounts are for performance during the years ended December 31, 2019 and 2018, whether or not paid in the year the compensation was earned.

(2)	Our named executive officers will only realize compensation to the extent the fair market value of our common stock is greater than the exercise price of such stock options. The grant date fair value of option awards granted in 2019 is in accordance with ASC Topic 718, or ASC 718. For information regarding assumptions underlying the valuation of equity awards, see Note 10 of the Notes to Consolidated Financial Statements.

(3)	Represents cash incentive payments earned based upon the achievement of corporate objectives established by our Board of Directors for performance during the years ended December 31, 2019 and 2018.

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

Outstanding Equity Awards as of December 31, 2019

	Number of Securities
	Underlying Unexercised		Option	Option
	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date(1), (2)
Dr. Robert Foster	134	45	515.20	6/10/2026
Chief Executive Officer	9,700	—	3.24	7/24/2029

John Cavan	134	45	677.60	4/1/2026
Chief Financial Officer	34	—	616.00	8/26/2026
	18	9	324.80	7/20/2027
	5,820	—	3.24	7/24/2029

Director Compensation

During year ended December 31, 2019, our non-employee directors received the following compensation for their services on the Board and its committees:

Name	Cash Fees	Option Awards(1)	Total
Gary S. Jacob(2)	$38,000	$—	$38,000
John P. Brancaccio(3)	59,000	—	59,000
Arnold Lippa(4)	55,500	—	41,625
Timothy Block(5)	44,400	—	55,500
Thomas Adams(6)	50,500	—	50,500

As of December 31, 2019, we have recorded a liability of  $116,600 related to director fees, of which $ 116,600 was paid in January 2020.

(1)	4,850 option awards were issued during the year ended December 31, 2019.
(2)	As of December 31, 2019, Dr. Jacob held 2,782 option awards of which 2,782 are exercisable.

(3)	As of December 31, 2019, Mr. Brancaccio held 1,328 option awards of which 1,328 are exercisable.
(4)	As of December 31, 2019, Dr. Lippa held 1,273 option awards of which 1,273 grants are exercisable.
(5)	As of December 31, 2019, Dr. Block held 1,108 option awards of which 1,108 are exercisable.
(6)	As of December 31, 2019, Dr. Adams held 1,050 option awards of which 1,050 are exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 11, 2020 by:

•	our named executive officers;

•	each of our directors;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of May 11, 2020, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 9,025,061 shares of common stock outstanding on May 11,2020.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Hepion Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, New Jersey 08837.

Beneficial Owner	Number of Shares Beneficially Owned	Shares of common stock issuable upon exercise of stock options	Shares of common stock issuable upon exercise of warrants	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
John Cavan	300	231	123	*
Dr. Robert Foster	259	179	—	*
Gary S. Jacob	59	62,782	123	*
John Brancaccio	4	61,328	25	*
Timothy Block	—	61,108	—	*
Arnold Lippa	—	61,273	123	*
Thomas Adams	—	61,050	—	*
All current executive officers and directors as a group (7 persons)	622	307,951	394	3.3%

*Represents beneficial ownership of less than 1%.

Item 13.	Certain Relationships, Related Person Transactions and Director Independence.

None

Item 14.	Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm’s Fees

Audit Fees

The aggregate fees billed and unbilled for the years ended December 31, 2019 and 2018 for professional services rendered by our principal accountants for the audits of our annual financial statements on Form 10-K and Form 10-KT, the review of our financial statements included in our quarterly reports on Form 10-Q, services associated with other SEC filings, and consents were approximately $415,660 and $318,000, respectively.

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

Reference is made to the Index to Consolidated Financial Statements of Hepion Pharmaceuticals, Inc. appearing on page 50 of this report.

(a)(2)	Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.

(b)	EXHIBITS

Exhibit Number	Exhibit Description
1.2	At Market Issuance Sales Agreement dated February 12, 2020 by and between Hepion Pharmaceuticals, Inc. and B. Riley FBR, Inc (filed as Exhibit 1.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 12, 2020 and incorporated herein by reference).
3.1(a)	Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.1(b)	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2014 and incorporated herein by reference).
3.1(c)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by reference).
3.1(d)	Certificate of Amendment of Certificate of Incorporation of Hepion Pharmaceuticals, Inc. dated May 25, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 29, 2018 and incorporated herein by reference).
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
3.1(f)	Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).
3.1(g)	Certificate of Designation of Preference, Rights and Limitations of Series E Convertible Preferred Stock, filed with the Secretary of the State of Delaware on June 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2019)
3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18\, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
3.2	By-Laws of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
4.1	Secured Convertible Promissory Note, dated May 8, 2018, by and between Hepion Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 4.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).
4.2	Warrant Agency Agreement, dated as of July 2, 2018, by and between the Company and Philadelphia Stock Transfer, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
4.3	Form of Unsecured Debenture issued to Investor dated March 14, 2019 (filed as Exhibit 10.2 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 19, 2019 and incorporated herein by reference)

4.4	Form of Warrant issued in April Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on April 18, 2019).
4.5	Form of Warrant issued in June Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on June 5, 2019).
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference).*
10.2	Executive Agreement, dated June 10, 2016, between Hepion Pharmaceuticals, Inc. and Dr. Robert Foster (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2016 and incorporated herein by reference.)*
10.3	Securities Purchase Agreement, dated May 8, 2018, by and between Hepion Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 10.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).
10.4	Security Agreement, dated May 8, 2018, by and between Hepion Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 10.2 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).
10.5	Settlement Agreement and General Release between Hepion Pharmaceuticals, Inc. and Theresa Matkovits dated as of October 15, 2018 (filed as Exhibit 10.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on November 15, 2018 and incorporated herein by reference).
10.6	Separation Agreement and General Release between Hepion Pharmaceuticals, Inc. and James Sapirstein dated as of October 18, 2018 (filed as Exhibit 10.2 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on November 15, 2018 and incorporated herein by reference).
10.7	Form of Securities Purchase Agreement dated March 13, 2019 by and among the Company and the Investor (filed as Exhibit 10.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 19, 2019 and incorporated herein by reference).
10.8	Form of Securities Purchase Agreement in April Offering (incorporated by reference to exhibit 10.11 to Form S-1 filed on April 18, 2019).
10.9	Form of Securities Purchase Agreement in June Offering (incorporated by reference to Exhibit 10.12 to Form S-1 filed June 5, 2019).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.
*	Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 14, 2020

HEPION PHARMACEUTICALS, INC.

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

Signature	Title	Date

/s/ ROBERT FOSTER	Chief Executive Officer	May 14, 2020
Robert Foster	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer	May 14, 2020
John Cavan	(Principal Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	May 14, 2020
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	May 14, 2020
John Brancaccio

/s/ ARNOLD LIPPA	Director	May 14, 2020
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	May 14, 2020
Timothy Block

/s/ THOMAS ADAMS	Director	May 14, 2020
Thomas Adams