Form 10-K/A
period 2019-12-31
Hepion Pharmaceuticals, Inc.
filed 2020-06-15
CIK 1583771

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2019 of Hepion Pharmaceuticals, Inc. (the “Company”) filed with the Securities and Exchange Commission on May 14, 2020 (the “Form 10-K”) is to amend Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters to exclude certain unvested stock options from the table which were included in error in the table.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of May 11, 2020 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of May 11, 2020, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 9,025,061 shares of common stock outstanding on May 11, 2020.

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

Beneficial Owner	Number of Shares Beneficially Owned	Shares of common stock issuable upon exercise of stock options	Shares of common stock issuable upon exercise of warrants	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
John Cavan	300	231	123	*
Dr. Robert Foster	259	179	—	*
Gary S. Jacob	59	2,782	123	*
John Brancaccio	4	1,328	25	*
Timothy Block	—	1,108	—	*
Arnold Lippa	—	1,273	123	*
Thomas Adams	—	1,050	—	*
All current executive officers and directors as a group (7 persons)	622	7,951	394	*

* less than one percent.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Hepion Pharmaceuticals, Inc. appearing on page 50 of this report.

(a)(2)Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.

(b)	EXHIBIT

Exhibit Number	Exhibit Description
1.2	At Market Issuance Sales Agreement dated February 12, 2020 by and between Hepion Pharmaceuticals, Inc. and B. Riley FBR, Inc (filed as Exhibit 1.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 12, 2020 and incorporated herein by reference).
3.1(a)	Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.1(b)	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2014 and incorporated herein by reference).
3.1(c)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by reference).
3.1(d)	Certificate of Amendment of Certificate of Incorporation of Hepion Pharmaceuticals, Inc. dated May 25, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 29, 2018 and incorporated herein by reference).
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
3.1(f)	Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).

3.1(g)	Certificate of Designation of Preference, Rights and Limitations of Series E Convertible Preferred Stock, filed with the Secretary of the State of Delaware on June 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2019)
3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18\, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
3.2	By-Laws of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
4.1	Secured Convertible Promissory Note, dated May 8, 2018, by and between Hepion Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 4.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).
4.2	Warrant Agency Agreement, dated as of July 2, 2018, by and between the Company and Philadelphia Stock Transfer, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
4.3	Form of Unsecured Debenture issued to Investor dated March 14, 2019 (filed as Exhibit 10.2 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 19, 2019 and incorporated herein by reference)
4.4	Form of Warrant issued in April Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on April 18, 2019).
4.5	Form of Warrant issued in June Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on June 5, 2019).
4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.***

Exhibit Number	Exhibit Description
10.1	2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference).*
10.2	Executive Agreement, dated June 10, 2016, between Hepion Pharmaceuticals, Inc. and Dr. Robert Foster (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2016 and incorporated herein by reference.)*
10.3	Securities Purchase Agreement, dated May 8, 2018, by and between Hepion Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 10.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).
10.4	Security Agreement, dated May 8, 2018, by and between Hepion Pharmaceuticals, Inc. and Iliad Research and Trading, L.P. (filed as Exhibit 10.2 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on May 15, 2018 and incorporated herein by reference).
10.5	Settlement Agreement and General Release between Hepion Pharmaceuticals, Inc. and Theresa Matkovits dated as of October 15, 2018 (filed as Exhibit 10.1 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on November 15, 2018 and incorporated herein by reference).
10.6	Separation Agreement and General Release between Hepion Pharmaceuticals, Inc. and James Sapirstein dated as of October 18, 2018 (filed as Exhibit 10.2 to the Company’s Form 10-Q which was filed with the Securities and Exchange Commission on November 15,, 2018 and incorporated herein by reference)..
10.7	Form of Securities Purchase Agreement dated March 13, 2019 by and among the Company and the Investor (filed as Exhibit 10.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 19, 2019 and incorporated herein by reference).
10.8	Form of Securities Purchase Agreement in April Offering (incorporated by reference to exhibit 10.11 to Form S-1 filed on April 18, 2019).
10.9	Form of Securities Purchase Agreement in June Offering (incorporated by reference to Exhibit 10.12 to Form S-1 filed June 5, 2019).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)
21.1	List of Subsidiaries***
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm***
24	Power of Attorney (included on signature page hereto)***
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.**
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***

†	Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.
*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith
***	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 15, 2020

HEPION PHARMACEUTICALS, INC.

By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FOSTER	Chief Executive Officer	June 15, 2020
Robert Foster, Ph.D.	(Principal Executive Officer)

*	Chief Financial Officer	June 15, 2020
John Cavan	(Principal Financial and Accounting Officer)

*	Chairman, Board of Directors	June 15, 2020
Gary S. Jacob, Ph.D.

*	Director	June 15, 2020
John Brancaccio

*	Director	June 15, 2020
Arnold Lippa, Ph.D.

*	Director	June 15, 2020
Timothy Block, Ph.D.

*	Director	June 15, 2020
Thomas Adams, Ph.D.

	Director	June 15, 2020
Peter Wijngaard, Ph.D.

* By:	/s/ Robert Foster
Attorney-in-Fact