Form 10-Q
period 2020-03-31
Hepion Pharmaceuticals, Inc.
filed 2020-06-30
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36856

HEPION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-2783806 (I.R.S. Employer Identification Number)

399 Thornall Street, First Floor Edison, New Jersey 08837 (Address of Principal Executive Offices)

(732) 902-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HEPA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the registrant’s Common Stock outstanding as of June 19, 2020 was 9,025,061.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited condensed consolidated financial statements as of and for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.Cautionary Note Regarding Forward-Looking Statements.

Statement Regarding COVID-19-Related Filing Delay

Hepion Pharmaceuticals, Inc. has relied on the U.S. Securities and Exchange Commission’s March 25, 2020, Order Rel. No. 34-88465 to postpone filing this Quarterly Report. The reasons for our postponement are set out fully in our May 14, 2020, Form 8-K, which is incorporated here by reference. In particular, COVID-19 has caused severe disruptions in travel and transportation and limited access to our facilities resulting in limited support from our staff.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$16,047,669	$13,922,972
Prepaid expenses	1,259,881	465,693
Total current assets	17,307,550	14,388,665
Property and equipment, net	48,445	57,166
Right-of-use assets	724,916	797,913
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	128,289	127,939
Total assets	$23,270,124	$20,432,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$850,066	$491,557
Accrued expenses	412,842	493,636
Operating lease liabilities, current	273,093	266,696
Total current liabilities	1,536,001	1,251,889
Contingent consideration	2,460,000	2,430,000
Deferred tax liability	18,752	18,752
Operating lease liabilities, non-current	472,382	540,751
Derivative financial instruments, at estimated fair value—warrants	15,303	5,623
Total liabilities	4,502,438	4,247,015
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,827 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	861,033	861,033
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 6,074,122 and 3,760,255 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.	606	375
Additional paid in capital	104,459,486	97,651,006
Accumulated deficit	(87,409,247)	(83,182,630)
Total stockholders’ equity	18,767,686	16,185,592
Total liabilities and stockholders’ equity	$23,270,124	$20,432,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$—	$—
Costs and expenses:
Research and development	2,637,331	518,040
General and administrative	1,549,606	1,403,660
Total operating expenses	4,186,937	1,921,700
Loss from operations	(4,186,937)	(1,921,700)

Other income (expense):
Change in fair value of debt	—	(59,641)
Interest on debt	—	(98,287)
Change in fair value of derivative instruments—warrants and contingent consideration	(39,680)	95,917
Loss before income taxes	(4,226,617)	(1,983,711)
Income tax benefit	—	—
Net loss	(4,226,617)	(1,983,711)
Deemed dividend (see Note 5)	—	(24,321)
Net loss attributable to common shareholders	$(4,226,617)	$(2,008,032)

Weighted average common shares outstanding:
Basic and diluted	4,345,699	250,126

Net loss per common share: (see Note 10)
Basic and diluted	$(0.97)	$(8.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock,		Preferred Stock,
	Series A		Series C		Common Stock,		Additional		Total
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	85,581	$855,808	1,827	$861,033	3,760,255	$375	$97,651,006	$(83,182,630)	$16,185,592
Net loss	—	—	—	—	—	—	—	(4,226,617)	(4,226,617)
Stock-based compensation expense	—	—	—	—	—	—	8,246	—	8,246
Issuance of common stock, net	—	—	—	—	2,311,867	231	6,788,234	—	6,788,465
Warrant exercises	—	—	—	—	2,000	—	12,000	—	12,000
Balance at March 31, 2020	85,581	$855,808	1,827	$861,033	6,074,122	$606	$104,459,486	$(87,409,247)	$18,767,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock,		Preferred Stock,
	Series A		Series C		Common Stock,		Additional		Total
	$0.0001 par value		$0.0001 par value		$0.0001 par value		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31 2018	85,581	$855,808	1,974	$930,311	247,013	$25	$76,652,839	$(76,463,932)	$1,975,051
Net loss	—	—	—	—	—	—	—	(1,983,711)	(1,983,711)
Stock-based compensation expense	—	—	—	—	—	—	17,506	—	17,506
Conversion of preferred stock to common	—	—	(46)	(46,000)	424	—	46,000	—	—
Accretion of discount	—	—	—	24,321	—	—	(24,321)	—	—
Issuance of common stock, private placement	—	—	—	—	47,429	5	486,278	—	486,283
Issuance of common stock, debt redemption	—	—	—	—	11,882	1	149,917	—	149,918
Balance at March 31, 2019	85,581	$855,808	1,928	$908,632	306,748	$31	$77,328,219	$(78,447,643)	$645,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,226,617)	$(1,983,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,246	17,506
Depreciation and amortization	6,527	4,641
Change in fair value of derivative intstrument-warrants	9,680	(195,917)
Change in fair value of contingent consideration	30,000	100,000
Change in fair value of debt	—	59,641
Non-cash interest expense	—	23,906
Amortization of debt discount recorded as interest expense	—	69,516
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	277,715	(46,188)
Prepaid expenses and other assets	(783,513)	(107,821)
Net cash used in operating activities	(4,677,962)	(2,058,427)

Cash flows from investing activities:
Purchase of property and equipment	—	(37,849)
Proceeds from disposal of property and equipment	2,194	—
Net cash provided by (used in) investing activities	2,194	(37,849)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	6,788,465	—
Proceeds from the exercise of warrants	12,000	—
Proceeds from the issuance of short term debt and common stock	—	1,250,000
Repayment of debt financing	—	(303,547)
Net cash provided by financing activities	6,800,465	946,453
Net increase (decrease) in cash	2,124,697	(1,149,823)
Cash at beginning of period	13,922,972	2,832,429
Cash at end of period	$16,047,669	$1,682,606

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$8,953
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$—	$46,000
Accretion of Series C preferred stock discount upon conversion	—	24,321
Issuance of common stock for debt redemption	—	126,094
Adoption of lease accounting	—	733,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

Hepion Pharmaceuticals, Inc. (we, our, or us) is a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of pleiotropic drug therapy for treatment of chronic liver disease. This therapeutic approach targets fibrosis and hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, CRV431, is being developed to offer benefits to address these multiple complex pathologies. CRV431 is a cyclophilin inhibitor that targets multiple biochemical pathways involved in the progression of liver disease. Preclinical studies with CRV431 in NASH models demonstrated consistent reductions in liver inflammation, fibrosis, and cancerous tumors. CRV431 additionally shows antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease.

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

CRV431

On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders.

On June 17, 2019, we submitted an IND to the FDA to support initiation of our CRV431 NASH clinical development program in the United States and received approval in July 2019.

2. Basis of Presentation and Going Concern

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2019 was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 contained in our Annual Report on Form 10-K.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On May 28, 2019, we effected a 1 for 70 reverse stock split of our common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented in these financial statements have been adjusted retroactively to reflect the reverse stock split.

Going Concern

As of March 31, 2020, we had $16.0 million in cash, we had an accumulated deficit of $87.4 million, and we had working capital of $15.8 million. For the three months ended March 31, 2020, cash used in operating activities was $4.7 million and we had a net loss of $4.2 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern within one year of the issuance of these condensed consolidated financial statements without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, suppliers, industry, and workforce.

We may experience delays in the conduct of clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. The COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidate. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our CRV431 clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial, related to the COVID-19 pandemic, or in obtaining sufficient supplies of clinical trial materials. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak nor estimate the potential impact to our fiscal year 2020 financial statements at this time, if the pandemic continues, it could have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely in fiscal year 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $176,585, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. We are continuing to evaluate and examine the impacts the CARES Act may have on our business, results of operations, financial condition or liquidity.

 The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 13, 2020. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We intend to comply with the loan forgiveness provisions in the legislation; however, there can be no assurance that we will obtain full forgiveness of the loans based on the legislation.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in our Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.

Cash

As of March 31, 2020 and December 31, 2019, cash was $16.0 million and $13.9 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced losses related to these balances.

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

●	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we can access.

●	Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Financial instruments consist of cash and accounts payable, short-term debt, derivative instruments — warrants, convertible debt and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments — warrants and contingent consideration, which were marked to market at the end of each reporting period. See Note 5 for additional information of the fair value of the derivative liabilities. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 6 for additional information on the fair value of the contingent consideration.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The warrants, issued in connection with the July 2018 Rights Offering (See Note 5) are deemed to be derivative instruments since if we do not maintain an effective registration statement, we are obligated to deliver registered shares upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside our control. Therefore, the fair value of the warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2020 and December 31, 2019, the fair value of all warrants was $15,303 and $5,623, respectively, which are classified as a long-term derivative liability on our condensed consolidated balance sheets.

Property, equipment and depreciation

As of March 31, 2020 and December 31, 2019, we had $48,445 and $57,166, respectively, of property and equipment, consisting primarily of computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the the three months ended March 31, 2020 and 2019 was $6,527 and $4,641 respectively. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at March 31, 2020 or December 31, 2019.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted ASU 2017-04 on January 1, 2020, and the adoption of this standard did not have a material effect on our condensed condolidated financial statements.

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. As a result of the COVID-19 pandemic, we performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of our reporting was less than its carrying value. There was no impairment of goodwill for the three months ended March 31, 2020 and 2019.

IPR&D acquired in a business combination is capitalized as indefinite-lived assets on our condensed consolidated balance sheets at the acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

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

As a result of the COVID-19 pandemic, we performed a qualitative assessment of IPR&D and determined that it was not more likely than not that the asset was impaired. There was no impairment of IPR&D for the three months ended March 31, 2020 and 2019.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In April 2019, we transferred state net operating loss tax credits and received approximately $1.0 million in connection with the sale of the state net operating losses to a third party recorded as an income tax benefit in the consolidated statement of operations. We received approval for the sale of net operating losses through participation in the New Jersey Technology Business Tax Certificate Transfer (NOL) Program.

Contingencies

In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC 450”), we record accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. In accordance with this guidance, we do not recognize gain contingencies until realized.

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

We do not currently have any commercial biopharmaceutical products and does not expect to have such for several years, if at all. Accordingly, our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2020 and December 31, 2019, we had prepaid research and development costs of $1.1 million and $0.4 million, respectively.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Our reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at March 31, 2020 and December 31, 2019.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at March 31, 2020 and December 31, 2019.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker views our operations and manages the business in one segment.

Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period.

4. Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our condensed consolidated financial statements.

In August of 2018, the FASB issued ASU 2018-13 — Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. We adopted this standard on January 1, 2020 and the impact that this guidance had on our condensed consolidated financial statements was immaterial.

5. Stockholders’ Equity and Derivative Liability — Warrants

Series A Convertible Preferred Stock

During the period from August 5, 2016 to September 30, 2018, certain holders of our Series A Convertible Preferred Stock elected to convert approximately 1.2 million shares of Series A Convertible Preferred Stock into approximately 3.0 million shares of our common stock. For 2019 and the three months ended March 31, 2020, no shares of our Series A Convertible Preferred Stock were converted.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. We received net proceeds of $9.9 million, after deducting expenses relating to the Rights Offering, including dealer-manager fees and offering expenses, totaling approximately $0.9 million, and excluding any proceeds received upon exercise of any warrants.

The common stock warrants are exercisable at $108.50 per share and subject to adjustments upon the occurrence of certain dilutive events. The warrants expire on the fifth anniversary from their original issuance date. We may redeem the warrants for $0.70 per warrant if our common stock closes above $434.00 per share for ten consecutive trading days provided that we may not do so prior to the first anniversary of the closing of the unit offering. The warrants were sold under a written public offering. If a warrant is exercised during a period where a registration statement is not declared effective, we cannot assert that settlement in unregistered shares is permitted. As a result, the warrants are liability classified and carried at their estimated fair value at each reporting until they are exercised, terminated or otherwise settled.

We determined that the Series C should not be classified as temporary equity due to its lack of senior liquidation preferences and is not redeemable on a fixed or determinable date.

The rights and preferences of the Series C are as follows:

Dividends. Holders of Series C shares are entitled to dividends, if and when declared on shares of common stock, on an “as-converted” basis.

Voting. Subject to certain preferred stock class votes specified in the certificate of designation, the holders of Series C shares shall have no voting rights.

Liquidation. Upon any voluntary or involuntary liquidation, dissolution or winding-up of us, holder of Series C shares shall be entitled to receive the same consideration as the holders of our common stock on an “as converted” basis.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Conversion. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $108.50 per share (subject to adjustments upon the occurrence of certain dilutive events).

At any time after the first anniversary of the original issuance date, we may, subject to certain conditions, require the conversion of Series C shares.

The gross proceeds of the offering were first allocated to the warrants based on the fair value of the warrants at that time, with the residual proceeds allocated to the Series C. All offering costs were allocated between the Series C and the warrants. In addition, the placement agent received, as compensation for the transaction, unregistered equity warrants to purchase 3,991 shares of our common stock priced at $119.70 per share. The fair value of the placement agent equity classified warrants was $0.2 million at the time of issuance and $0.1 million was allocated to the Series C and $0.1 million was allocated to the liability classified common stock warrants. All costs allocated to the liability classified warrants were expensed immediately and as a component of general and administrative expenses within our condensed consolidated statement of operations.

In connection with the issuance of the Series C and liability classified warrants, we recognized the intrinsic value of a beneficial conversion feature of $3.8 million. The beneficial conversion amount was computed as the difference between the Series C effective conversion price and the fair value of our common stock multiplied by that number of shares issuable upon conversion.

As a result of our issuance of convertible preferred shares that included a beneficial conversion feature, we may, upon conversion of the Series C, recognize any unamortized discount resulting from the initial allocation of proceeds issued to the liability classified warrants. During the year ended December 31, 2019, the holders of Series C shares converted 147 shares of Series C into 1,353 shares of common stock. As a result of the conversion, we recognized a preferred stock discount amortization to additional paid in capital of $77,721 as deemed dividends. During the year ended December 31, 2018, the holders of Series C shares converted 8,852 shares of Series C into 81,585 shares of common stock. As a result of the conversion, we recognized a deemed dividend charged to additional paid in capital of $4.7 million associated with the difference between the stated and carrying per share values of the Series C, including a $0.5 million accretion related to issuance costs that had been allocated to the Series C, which have been presented as a component of net loss attributable to common stockholders in our consolidated statement of operations. During the three months ended March 31, 2020, no shares of Series C were converted into common stock.

Beneficial Conversion Feature- Series C Convertible Preferred Stock

Each share of Series C is convertible into shares of common stock, at any time at the option of the holder at a conversion price of $108.50 per share. Based on the guidance in ASC 470-20-20, we determined that a beneficial conversion feature exists, as the effective conversion price for the Series C preferred shares at issuance was less than the fair value of the common stock into which the preferred shares are convertible. A beneficial conversion feature based on the intrinsic value of the date of issuances for the Series C was $3.8 million and the preferred stock was discounted by this amount. The beneficial conversion amount of $3.8 million was then accreted back to the preferred stock as a dividend charged to additional paid in capital as the preferred stock was 100% convertible immediately. The $3.8 million accretion was recorded as a dividend reflected in additional paid in capital and presented as a component of net loss attributable to common stockholders in our consolidated statement of operations for the year ended December 31, 2018.

Common Stock and Warrant Offering

On October 7, 2015, we entered into an underwriting agreement related to the public offering and sale of 8,929 shares of common stock and warrants to purchase up to 5,357 shares of common stock, at a fixed combined price to the public of $1,680 under our prior shelf registration statement on Form S-3. The shares of common stock and warrants

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

were issued separately on October 13, 2015. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $2,380.00 per share. There is not, nor is there expected to be, any trading market for the warrants issued in the offering contemplated by the Underwriting Agreement.

The gross proceeds to us were $15.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $1.5 million. If the warrants were exercised in full, we would receive additional proceeds of approximately $12.8 million.

If we consummate any merger, consolidation, sale or other reorganization event in which our common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then we shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, we have determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our condensed consolidated statements of operations. Upon the issuance of these warrants, the fair value of approximately $4.4 million was recorded as derivative financial instruments liability-warrants.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. We developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
Price of Hepion common stock	$1.77		$5.36
Expected warrant term (years)	0.53	years	0.78	years
Risk-free interest rate	0.33%		1.66%
Expected volatility	144%		72%
Dividend yield	—		—

On April 4, 2016, we closed a public offering of 8,803 shares of our common stock and warrants to purchase up to 4,401 shares of common stock, at a fixed combined price to the public of $795.20 under our prior shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $952.00 per share. The gross proceeds to us were $7.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.7 million. If the warrants were exercised in full, we would receive additional proceeds of approximately $4.2 million.

If we consummate any merger, consolidation, sale or other reorganization event in which our common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then we shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, we have determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our condensed consolidated statement of

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

operations. Upon the issuance of these warrants, the fair value of approximately $1.5 million was recorded as derivative financial instruments liability-warrants.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. We developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
Price of Hepion common stock	$1.77		$5.36
Expected warrant term (years)	1.01	years	1.26	years
Risk-free interest rate	0.33%		1.66%
Expected volatility	130%		75%
Dividend yield	—		—

On April 25, 2017, we closed a public offering of 21,429 shares of our common stock and warrants to purchase up to 10,714 shares of common stock, at a fixed combined price to the public of $560.00 under our prior shelf registration statement on Form S-3. The warrants are immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $700.00 per share. The gross proceeds to us were $12.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.5 million. If the warrants were exercised in full, we would receive additional proceeds of approximately $7.5 million.

If we consummate any merger, consolidation, sale or other reorganization event in which our common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then we shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the fundamental transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, we have determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our condensed consolidated statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $4.0 million was recorded as derivative financial instruments liability-warrants.

The fair value of these liability classified warrants were estimated using the Black-Scholes option pricing model. We developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
Price of Hepion common stock	$1.77		$5.36
Expected warrant term (years)	2.06	years	2.31	years
Risk-free interest rate	0.33%		1.66%
Expected volatility	117%		69%
Dividend yield	—		—

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

The fair value of these liability classified warrants were estimated using the Black-Scholes option pricing model. We developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
Price of Hepion common stock	$1.77		$5.36
Expected warrant term (years)	3.25	years	3.50	years
Risk-free interest rate	0.33%		1.66%
Expected volatility	116%		65%
Dividend yield	—		—

The following table sets forth the components of changes in our derivative financial instruments liability balance for the three months ended March 31, 2020:

		Number of	Derivative
		Warrants	Instrument
Date	Description	Outstanding	Liability
December 31, 2019	Balance of derivative financial instruments liability	107,998	5,623
	Change in fair value of warrants for the three months ended March 31, 2020	—	9,680
March 31, 2020	Balance of derivative financial instruments liability	107,998	$15,303

Common Stock Offering

On February 12, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which we may offer and sell, from time to time, through B. Riley FBR, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $7,000,000 (the “Shares”).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Pursuant to the Sales Agreement, B. Riley FBR may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with B. Riley FBR. B. Riley FBR will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose.

As of March 31, 2020, we sold 2,311,867 shares of our common stock resulting in net proceeds of $6.8 million under the Sales Agreement.

On March 27, 2020, we filed a prospectus supplement to the Form S-3 (File No. 333-229534) pursuant to which we may offer and sell an additional $4.6 million. As of April 30, 2020, we sold an additional 2,950,939 shares of our common stock resulting in net proceeds of $4.5 million under the Sales Agreement. As of April 30, 2020, we sold a total of 5,262,806 shares and received total proceeds of $11.3 million from the “at the market offerings”.

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at March 31, 2020 and December 31, 2019.

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2020:
Contingent consideration	$2,460,000	$—	$—	$2,460,000
Derivative liabilities related to warrants	$15,303	$—	$—	$15,303

As of December 31, 2019:
Contingent consideration	$2,430,000	$—	$—	$2,430,000
Derivative liabilities related to warrants	$5,623	$—	$—	$5,623

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our condensed consolidated statement of operations. See Note 5 for a rollfoward of the derivative liability for the three months ended March 31, 2020. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin ) and in the fourth quarter of 2018, we paid a

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders. As of March 31, 2020, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability. The following table presents the change in fair value of the contingent consideration for the three months ended March 31, 2020.

Acquisition-
related
Contingent
Consideration
Liabilities:
Balance at December 31, 2019	$2,430,000
Change in fair value recorded in earnings	30,000
Balance at March 31, 2020	$2,460,000

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

Our IPR&D asset consisted of the following at:

Indefinite-lived
Intangible Asset
CRV431 balance at December 31, 2019	$3,190,000
Change in fair value during the three months ended March 31, 2020	—
CRV431 balance at March 31, 2020	$3,190,000

No impairment losses were recorded on IPR&D during the three months ended March 31, 2020 and 2019.

Goodwill

The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2019	$1,870,924
Changes during the three months ended March 31, 2020	—
Goodwill balance at March 31, 2020	$1,870,924

8. Accrued Liabilities

Accrued expenses consist of the following:

	March 31,	December 31,
	2020	2019
Payroll and related costs	$190,596	$346,244
Research and development	62,781	12,075
Legal fees	1,500	2,354
Accrued taxes	74,357	74,357
Other	83,608	58,606
Total accrued expenses	$412,842	$493,636

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Accounting for Share-Based Payments

On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 11,607 and on December 14, 2016 Stockholder and Board approval was obtained to increase the number of authorized shares to 13,750. Stockholder and Board approval was obtained on February 21, 2018 to increase the number of authorized shares to 40,535. As of March 31, 2020, we had 0 shares of common stock available for grant under the Plan.

We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2020	2019
General and administrative	$5,910	$10,365
Research and development	2,336	7,141
Total stock-based compensation expense	$8,246	$17,506

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

					Weighted		Weighted
					Average		Average
	Number of	Exercise Price			Exercise Price	Intrinsic	Remaining
	Options	Per Share			Per Share	Value	Contractual Term
Balance outstanding, December 31, 2019	41,271	$3.24	-	$2,452.80	$194.83	$43,182	8.42	years
Granted	—	—	-	$—	$—	$—
Forfeited	—	—		$—	$—	—
Cancelled	—	$—	-	$—	$—	—
Balance outstanding, March 31, 2020	41,271	$3.24	-	$2,452.80	$209.07	$—	8.33	years
Vested awards and those expected to vest at March 31, 2020	39,913	$3.24	-	$2,452.80	$216.06	$—	8.30	years
Vested and exercisable at March 31, 2020	14,415	$3.24	-	$2,452.80	$586.07	$—	6.52	years

There were no options granted to employees during the three months ended March 31, 2020 and 2019, respectively. The total fair value of the shares vested during the three months ended March 31, 2020 was de minimis.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.

As of March 31, 2020, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $0.1 million to be recognized over a weighted-average remaining vesting period of approximately 2.7 years.

The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted to employees.

Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of our stock options.

Dividend yield— We have not paid any dividends on our common stock since inception and do not anticipate paying dividends on our common stock in the foreseeable future.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Expected volatility—Because we have a limited trading history in our common stock, we base expected volatility on that of comparable public development stage biotechnology companies.

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

In December 2007, the SEC issued SAB No. 110, Share-Based Payment, (“SAB No. 110”). SAB No. 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC 718. We will use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110. For the expected term, we have “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted as permitted by SAB No. 107.

Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, we determined that we had sufficient history of issuing stock options and decreased our estimated forfeiture rate from 10%, which was based on the historical experience of our former parent, to 3%, which is our actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the three months ended March 31, 2020 and 2019. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	March 31,
Basic and diluted net (loss) income per common share	2020	2019
Numerator:
Net loss	$(4,226,617)	$(1,983,711)
Preferred stock deemed dividend	—	(24,321)
Net loss attributable to common stockholders	$(4,226,617)	$(2,008,032)
Denominator:
Weighted average common shares outstanding	4,345,699	250,126
Net loss per share of common stock—basic and diluted	$(0.97)	$(8.03)

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding securities at March 31, 2020 and 2019 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months Ended
	March 31,
	2020	2019
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,839	17,770
Stock options	41,271	9,013
Warrants – liability classified	107,998	107,998
Warrants – equity classified	2,428,568	3,991
Total	2,597,860	141,956

The liability and equity classified warrants disclosed above have been excluded from the computation of basic and diluted earnings per share because the exercise price of the warrants exceeds the average market price of our common stock for the period they were outstanding.

11. Commitments and Contingencies

Contractual Obligations

In August 2014, we entered into a lease for corporate office space in Edison, New Jersey. In December 2017, we entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. In May 2018, we entered into a 3 year lease for office equipment to be used at our corporate office space in Edison, New Jersey. In October 2019, we entered into a 3 year lease for office and research laboratory space in Edmonton, Canada. Prior to signing this lease, the space was previously on a month to month basis.

Legal Proceedings

We are involved in legal proceedings of various types. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Additionally, while any litigation contains an element of uncertainty, we have at this time no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our condensed consolidated financial condition or results of operations.

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

Operating leases where we are the lessee are included under the caption “Right of Use Assets” on our condensed consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We adopted ASC 842 in the first quarter of 2019 using an alternative modified retrospective approach, in which prior periods will not be restated. As a result of the adoption, as of January 1, 2019, we recognized an operating lease liability of $0.8 million based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $0.8 million. As of March 31, 2020, the ROU assets are $0.7 million, the current lease liabilities are $0.3 million, and the non-current lease liabilities are $0.5 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.

Rent expense for the three months ended March 31, 2020 and 2019 was $0.1 and $0.1, respectively. The weighted average remaining term of our noncancelable operating leases is 2.88 years. Future minimum rental payments under our noncancelable operating leases at March 31, 2020 is as follows:

2020	$210,255
2021	282,176
2022	267,425
2023	53,902
2024 and thereafter	—
Total	813,758
Present value adjustment	(68,283)
Lease liability at March 31, 2020	$745,475

Employment Agreements

We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2019 filed with the United States Securities and Exchange Commission (“SEC”). Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

Impact of COVID-19

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on our financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation and its impact on our financial condition, liquidity, operations, suppliers, industry, and workforce.

We may experience delays in the conduct of clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. The COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidate. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our CRV431 clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial, related to the COVID-19 pandemic, or in obtaining sufficient supplies of clinical trial materials. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak nor estimate the potential impact to our fiscal year 2020 financial statements at this time, if the pandemic continues, it could have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely in fiscal year 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $176,585, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act. We are continuing to evaluate and examine the impacts the CARES Act may have on our business, results of operations, financial condition or liquidity.

 The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 13, 2020. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We intend to comply with the loan forgiveness provisions in the legislation; however, there can be no assurance that we will obtain full forgiveness of the loans based on the legislation.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2020, we have an accumulated deficit of $87.4 million and we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On May 28, 2019, we effected a 1 for 70 reverse stock split of our common stock. The par value and the number of authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. All common stock share and per-share amounts for all periods presented have been adjusted retroactively to reflect the reverse stock split.

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

As of March 31, 2020, we sold 2,311,867 shares of our common stock resulting in net proceeds of $6.8 million under the Sales Agreement.

On March 27, 2020, we filed a prospectus supplement to the Form S-3 (File No. 333-229534) pursuant to which we may offer and sell an additional $4.6 million. As of April 30, 2020, we sold an additional 2,950,939 shares of our common stock resulting in net proceeds of $4.5 million under the Sales Agreement. As of April 30, 2020, we sold a total of 5,262,806 shares and received total proceeds of $11.3 million from the “at the market offerings”.

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, income taxes and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2020.

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

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	requirement to provide only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	reduced disclosure about our executive compensation arrangements;
●	no non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,637,331	518,040	2,119,291
General and administrative	1,549,606	1,403,660	145,946
Loss from operations	(4,186,937)	(1,921,700)	(2,265,237)

Other income (expense):
Change in fair value of debt	—	(59,641)	59,641
Interest expense	—	(98,287)	98,287
Change in fair value of derivative instruments – warrants and contingent consideration	(39,680)	95,917	(135,597)
Loss before income taxes	(4,226,617)	(1,983,711)	(2,242,906)
Income tax benefit	—	—	—
Net loss	$(4,226,617)	$(1,983,711)	$(2,242,906)

We had no revenues during the three months ended March 31, 2020 and 2019, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2020 and 2019 amounted to $2.6 million and $0.5 million, respectively. The $2.1 million increase was primarily due to an increase of $0.7 million for costs related to drug supply and a $1.4 million increase attributable to the phase 1 and phase 2 studies related to CRV431.

General and administrative expenses for the three months ended March 31, 2020 and 2019 amounted to $1.5 million and $1.4 million, respectively. The increase of $0.1 million is primarily related to an increase in insurance costs.

Net loss for the three months ended March 31, 2020 was $4.2 million, which was the result of the operating expenses discussed above and a decrease of $39,680 for the change in fair value of derivative instruments related to our warrants and contingent consideration. Net loss for the three months ended March 31, 2019 was $2.0 million, which was the result of the operating expenses discussed above, a loss of $0.1 million for the change in fair value of debt, a $0.1 million loss for interest expense, which was offset by income of $0.1 million resulting from the change in fair value of derivative instruments related to our warrants and contingent consideration.

Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $15.8 million compared to working capital of $13.1 million as of December 31, 2019. The increase of $2.7 million in working capital is primarily related to an increase in cash and cash equivalents of $2.1 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(4,677,962)	$(2,058,427)
Investing activities	2,194	(37,849)
Financing activities	6,800,465	946,453
Net increase (decrease) in cash	$2,124,697	$(1,149,823)

As of March 31, 2020, we had $16.0 million in cash. Net cash used in operating activities was $4.7 million for the three months ended March 31, 2020 consisting of our net loss of $4.2 million. Changes in working capital accounts had a negative impact of $0.2 million on cash.

Net cash used in operating activities was $2.1 million for the the three months ended March 31, 2019 consisting primarily of our net loss of $2.0 million. Changes in working capital accounts had a negative impact of $0.2 million on cash.

Net cash used in investing activities during the three months ended March 31, 2020 and 2019 was immaterial in both periods.

Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2020 due primarily to the issuance of common stock, net of issuance costs.

Net cash provided by financing activities was $0.9 million for the the three months ended March 31, 2019 due primarily to the issuance of short term debt and common stock of $1.3 million, offset by the repayment of debt of $0.3 million.

On February 12, 2020, we entered into the Sales Agreement with B. Riley FBR, Inc., as agent pursuant to which we may offer and sell, from time to time, through B. Riley FBR, shares of our Common Stock having an aggregate offering price of up to $7,000,000.

Operating and Capital Expenditure Requirements

As of March 31, 2020, we had an accumulated deficit of $87.4 million and expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The condensed consolidated financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Contractual Obligations and Commitments

Please refer to Note 11 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of our contractual obligations and commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are committed to the remediation of the material weaknesses described in our Annual Report on Form 10-K, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:

●	We assessed our companywide accounting resource requirements and as a result have hired, and are in the process of hiring additional experienced accounting personnel, and taken steps to improve the overall efficiency of our accounting and reporting processes. We will continue to regularly monitor our accounting resource sufficiency, our internal controls processes and procedures, and we may undertake additional measures as deemed necessary to fully remediate the control deficiencies.
●	We are in the process of implementing several software solutions to improve our financial reporting process.
●	We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies.  We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

20
HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 06/29/2020	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 06/29/2020	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer