Form 10-Q
period 2020-06-30
Hepion Pharmaceuticals, Inc.
filed 2020-08-12
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

The number of shares of the registrant’s Common Stock outstanding as of August 5, 2020 was 9,025,153.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited condensed consolidated financial statements as of and for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K and 10-K/A filed with the Securities and Exchange Commission. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements. Cautionary Note Regarding Forward-Looking Statements.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$17,561,813	$13,922,972
Prepaid expenses	607,126	465,693
Total current assets	18,168,939	14,388,665
Property and equipment, net	52,679	57,166
Right-of-use assets	672,801	797,913
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	128,289	127,939
Total assets	$24,083,632	$20,432,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$972,362	$491,557
Accrued expenses	1,356,170	493,636
Operating lease liabilities, current	274,604	266,696
Total current liabilities	2,603,136	1,251,889
Contingent consideration	2,510,000	2,430,000
Long-term debt	176,585	—
Deferred tax liability	49,177	18,752
Operating lease liabilities, non-current	418,258	540,751
Derivative financial instruments, at estimated fair value—warrants	34,398	5,623
Total liabilities	5,791,554	4,247,015
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,827 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	861,033	861,033
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 9,025,061 and 3,760,255 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.	901	375
Additional paid in capital	108,923,663	97,651,006
Accumulated deficit	(92,349,327)	(83,182,630)
Total stockholders’ equity	18,292,078	16,185,592
Total liabilities and stockholders’ equity	$24,083,632	$20,432,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	2,950,340	755,659	5,587,671	1,273,699
General and administrative	1,825,074	939,909	3,374,680	2,343,570
Total operating expenses	4,775,414	1,695,568	8,962,351	3,617,269
Loss from operations	(4,775,414)	(1,695,568)	(8,962,351)	(3,617,269)

Other income (expense):
Change in fair value of debt	—	(94,154)	—	(153,795)
Interest on debt	—	(441,801)	—	(540,088)
Change in fair value of derivative instruments—warrants and contingent consideration	(69,095)	249,611	(108,775)	345,528
Loss before income taxes	(4,844,509)	(1,981,912)	(9,071,126)	(3,965,624)
Income tax (expense) benefit	(95,571)	961,014	(95,571)	961,014
Net loss	(4,940,080)	(1,020,898)	(9,166,697)	(3,004,610)
Deemed dividend (see Note 5)	—	(5,412,045)	—	(5,436,366)
Net loss attributable to common shareholders	$(4,940,080)	$(6,432,943)	$(9,166,697)	$(8,440,976)

Weighted average common shares outstanding:
Basic and diluted	8,494,518	859,827	6,420,109	556,662

Net loss per common share: (see Note 10)
Basic and diluted	$(0.58)	$(7.48)	$(1.43)	$(15.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series C		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	85,581	$855,808	1,827	$861,033	3,760,255	$375	$97,651,006	$(83,182,630)	$16,185,592
Net loss	—	—	—	—	—	—	—	(4,226,617)	(4,226,617)
Stock-based compensation expense	—	—	—	—	—	—	8,246	—	8,246
Issuance of common stock, net	—	—	—	—	2,311,867	231	6,788,234	—	6,788,465
Warrant exercises	—	—	—	—	2,000	—	12,000	—	12,000
Balance at March 31, 2020	85,581	855,808	1,827	861,033	6,074,122	606	104,459,486	(87,409,247)	18,767,686
Net loss	—	—	—	—	—	—	—	(4,940,080)	(4,940,080)
Stock-based compensation expense	—	—	—	—	—	—	4,123	—	4,123
Issuance of common stock, net	—	—	—	—	2,950,939	295	4,460,054	—	4,460,349
Balance at June 30, 2020	85,581	$855,808	1,827	$861,033	9,025,061	$901	$108,923,663	$(92,349,327)	$18,292,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Total
	Series A		Series C		Series D		Series E		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	85,581	$855,808	1,974	$930,311	—	$—	—	$—	247,013	$25	$76,652,839	$(76,463,932)	$1,975,051
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,983,711)	(1,983,711)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	17,506	—	17,506
Conversion of preferred stock to common	—	—	(46)	(46,000)	—	—	—	—	424	—	46,000	—	—
Accretion of discount	—	—	—	24,321	—	—	—	—	—	—	(24,321)	—	—
Issuance of common stock, private placement	—	—	—	—	—	—	—	—	47,429	5	486,278	—	486,283
Issuance of common stock, debt redemption	—	—	—	—	—	—	—	—	11,882	1	149,917	—	149,918
Balance at March 31, 2019	85,581	855,808	1,928	908,632	—	—	—	—	306,748	31	77,328,219	(78,447,643)	645,047
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,020,899)	(1,020,899)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	17,133	—	17,133
Issuance of preferred stock	—	—	—	—	521	312,600	10,570	6,976,201	—	—	3,802,201	—	11,091,002
Conversion of preferred stock to common	—	—	(85)	(85,000)	(521)	(521,000)	(10,570)	(10,570,002)	1,824,473	182	11,175,820	—	—
Offering costs	—	—	—	—	—	(29,526)	—	(472,311)	—	—	(536,787)	—	(1,038,624)
Placement agent warrants	—	—	—	—	—	(48,250)	—	(244,895)	—	—	293,145	—	—
Beneficial conversion feature	—	—	—	—	—	(186,692)	—	(581,350)	—	—	768,042	—	—
Accretion of beneficial conversion feature	—	—	—	—	—	186,692	—	581,350	—	—	(768,042)	—	—
Accretion of discount	—	—	—	44,941	—	286,176	—	4,311,007	—	—	(4,642,124)	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	1,031,071	103	5,844,421	—	5,844,524
Issuance of common stock, private placement	—	—	—	—	—	—	—	—	—	—	330	—	330
Issuance of common stock, debt redemption	—	—	—	—	—	—	—	—	42,439	4	400,059	—	400,063
Warrant exercises	—	—	—	—	—	—	—	—	248,877	25	2,090,542	—	2,090,567
Balance at June 30, 2019	85,581	$855,808	1,843	$868,573	—	$—	—	$—	3,453,608	$345	$95,772,959	$(79,468,542)	$18,029,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,166,697)	$(3,004,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	402,857	34,637
Depreciation and amortization	13,729	12,928
Change in fair value of derivative intstrument-warrants	28,775	(395,528)
Change in fair value of contingent consideration	80,000	50,000
Change in fair value of debt	—	153,795
Non-cash interest expense	—	49,729
Amortization of debt discount recorded as interest expense	—	486,612
Change in deferred tax liability	30,425	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	952,851	(592,104)
Prepaid expenses and other assets	(131,256)	(117,422)
Net cash used in operating activities	(7,789,316)	(3,321,963)

Cash flows from investing activities:
Purchase of property and equipment	(11,436)	(45,334)
Proceeds from disposal of property and equipment	2,194	—
Net cash used in investing activities	(9,242)	(45,334)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	11,248,814	5,844,530
Proceeds from the issuance of Series D and warrants, net of issuance costs	—	403,120
Proceeds from the issuance of Series E and warrants, net of issuance costs	—	9,649,258
Proceeds from the exercise of warrants	12,000	2,090,567
Proceeds from debt financing	176,585	1,250,000
Repayment of debt financing	—	(1,250,000)
Repayment of convertible debt	—	(303,547)
Net cash provided by financing activities	11,437,399	17,683,928
Net increase in cash	3,638,841	14,316,631
Cash at beginning of period	13,922,972	2,832,429
Cash at end of period	$17,561,813	$17,149,060

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$8,953
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$—	$131,000
Conversion of Series D convertible preferred stock	—	521,000
Conversion of Series E convertible preferred stock	—	10,570,002
Accretion of Series C preferred stock discount upon conversion	—	4,666,445
Beneficial conversion factor of preferred stock accreted as deemed dividend	—	768,042
Issuance of common stock for debt redemption	—	500,428
Adoption of lease accounting	—	692,918
Warrants issued to placement agent	—	293,145

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

Going Concern

As of June 30, 2020, we had $17.6 million in cash, we had an accumulated deficit of $92.3 million, and we had working capital of $15.6 million. For the six months ended June 30, 2020 cash used in operating activities was $7.8 million and for the three and six months ended June 30, 2020 we had a net loss of $4.9 million and $9.2 million, respectively. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern within one year of the issuance of these condensed consolidated financial statements without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While we have not experienced delays to date, we may experience delays in the conduct of clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. The COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidate. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our CRV431 clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to healthcare facilities and physicians' offices unless due to a health emergency. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial, related to the COVID-19 pandemic, or in obtaining sufficient supplies of clinical trial materials. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $176,585, pursuant to the PPP under Division A, Title I of the CARES Act. We are continuing to evaluate and examine the impacts the CARES Act may have on our business, results of operations, financial condition or liquidity.

 The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 13, 2020. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have a good-faith belief that we properly satisfied all eligibility requirements for the PPP loan and we intend to comply with the loan forgiveness provisions in the legislation; however, there can be no assurance that we will obtain full forgiveness of the loan based on the legislation. The PPP Loan is reflected in the condensed consolidated balance sheet as long-term debt based upon the terms and conditions of the Loan agreement.

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

Cash

As of June 30, 2020 and December 31, 2019, cash was $17.6 million and $13.9 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced losses related to these balances.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Financial instruments consist of cash and accounts payable, long-term debt, derivative instruments — warrants and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature, except for derivative instruments — warrants and contingent consideration, which were marked to market at the end of each reporting period. See Note 5 for additional information of the fair value of the derivative liabilities. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 6 for additional information on the fair value of the contingent consideration.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016, and April 2017 common stock offerings were deemed to be derivative instruments due to certain contingent put features, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The warrants, issued in connection with the July 2018 Rights Offering (See Note 5) are deemed to be derivative instruments since if we do not maintain an effective registration statement, we are obligated to deliver registered shares

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside our control. Therefore, the fair value of the warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2020 and December 31, 2019, the fair value of all warrants was $34,398 and $5,623, respectively, which are classified as a long-term derivative liability on our condensed consolidated balance sheets.

Property, equipment and depreciation

As of June 30, 2020 and December 31, 2019, we had $52,679 and $57,166, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the three months ended June 30, 2020 and 2019 was $7,202 and $8,287 respectively, and was $13,729 and $12,928 for the six months ended June 30, 2020 and 2019, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2020 or December 31, 2019.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

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

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. As a result of the COVID-19 pandemic, we performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of our reporting was less than its carrying value. There was no impairment of goodwill for the six months ended June 30, 2020 and 2019.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As a result of the COVID-19 pandemic, we performed a qualitative assessment of IPR&D and determined that it was not more likely than not that the asset was impaired. There was no impairment of IPR&D for the six months ended June 30, 2020 and 2019.

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

In April 2019, we transferred state net operating loss tax credits and received approximately $1.0 million in connection with the sale of the state net operating losses to a third party recorded as an income tax benefit in the consolidated statement of operations. We received approval for the sale of net operating losses through participation in the New Jersey Technology Business Tax Certificate Transfer (NOL) Program. We continue to maintain a full valuation allowance for our domestic operations. The current period income tax expense is related to our foreign operations.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2020 and December 31, 2019, we had prepaid research and development costs of $0.4 million and $0.4 million, respectively.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated expected stock volatility is based on the historical volatility of our own traded stock price. The expected term of stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Our reporting currency is the U.S. dollar. The assets and liabilities of Ciclofilin are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at June 30, 2020 and December 31, 2019.

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at June 30, 2020 and December 31, 2019.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

5. Stockholders’ Equity and Derivative Liability — Warrants

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of June 30, 2020, there were 85,581 shares outstanding. During the six months ended June 30, 2020, no shares of the Series A were converted.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consists of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of June 30, 2020,

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

there were 1,827 shares outstanding. During the six months ended June 30, 2020, no shares of the Series C were converted.

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. We developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
Price of Hepion common stock	$2.86		$5.36
Expected warrant term (years)	0.28	years	0.78	years
Risk-free interest rate	0.24%		1.66%
Expected volatility	140%		72%
Dividend yield	—		—

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

If we consummate any merger, consolidation, sale or other reorganization event in which our common stock is converted into or exchanged for securities, cash or other property (“Fundamental transaction”), then we shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, we have determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our condensed consolidated statement of operations. Upon the issuance of these warrants, the fair value of approximately $1.5 million was recorded as derivative financial instruments liability-warrants.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. We developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
Price of Hepion common stock	$2.86		$5.36
Expected warrant term (years)	0.76	years	1.26	years
Risk-free interest rate	0.24%		1.66%
Expected volatility	128%		75%
Dividend yield	—		—

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
Price of Hepion common stock	$2.86		$5.36
Expected warrant term (years)	1.81	years	2.31	years
Risk-free interest rate	0.24%		1.66%
Expected volatility	117%		69%
Dividend yield	—		—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
Price of Hepion common stock	$2.86		$5.36
Expected warrant term (years)	3.01	years	3.50	years
Risk-free interest rate	0.24%		1.66%
Expected volatility	119%		65%
Dividend yield	—		—

The following table sets forth the components of changes in our derivative financial instruments liability balance for the six months ended June 30, 2020:

		Number of	Derivative
		Warrants	Instrument
Date	Description	Outstanding	Liability
December 31, 2019	Balance of derivative financial instruments liability	107,998	$5,623
	Change in fair value of warrants for the six months ended June 30, 2020	—	28,775
June 30, 2020	Balance of derivative financial instruments liability	107,998	$34,398

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

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by us with the Securities and Exchange Commission (the “SEC”) on

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

February 6, 2019, as amended on February 13, 2019, and declared effective by the SEC on February 19, 2019, as supplemented by a prospectus supplement dated February 12, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Also, on March 27, 2020, we filed a prospectus supplement to the Form S-3 (File No. 333-229534) pursuant to which we may offer and sell an additional $4.6 million.

As of June 30, 2020, under the Sales Agreement we sold 5,262,806 shares of our common stock resulting in net proceeds of $11.2 million from the “at the market offerings”

Pursuant to the Sales Agreement, B. Riley FBR may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with B. Riley FBR. B. Riley FBR will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose.

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at June 30, 2020 and December 31, 2019.

		Quoted Prices in	Significant
		Active Markets for	Other	Significant
		Identical Assets	Observable	Unobservable
		and Liabilities	Inputs	Inputs
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2020:
Contingent consideration	$2,510,000	$—	$—	$2,510,000
Derivative liabilities related to warrants	$34,398	$—	$—	$34,398

As of December 31, 2019:
Contingent consideration	$2,430,000	$—	$—	$2,430,000
Derivative liabilities related to warrants	$5,623	$—	$—	$5,623

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our condensed consolidated statement of operations. See Note 5 for a rollfoward of the derivative liability for the six months ended June 30, 2020 . The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Contingent consideration was recorded for the acquisition of Ciclofilin on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin ) and in the fourth quarter of 2018, we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the Ciclofilin shareholders. As of June 30, 2020, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability. The following table presents the change in fair value of the contingent consideration for the six months ended June 30, 2020.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Acquisition-
related
Contingent
Consideration
Liabilities:
Balance at December 31, 2019	$2,430,000
Change in fair value recorded in earnings	80,000
Balance at June 30, 2020	$2,510,000

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

Our IPR&D asset consisted of the following at:

Indefinite-lived
Intangible Asset
CRV431 balance at December 31, 2019	$3,190,000
Change in fair value during the six months ended June 30, 2020	—
CRV431 balance at June 30, 2020	$3,190,000

No impairment losses were recorded on IPR&D during the six months ended June 30, 2020 and 2019.

Goodwill

The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2019	$1,870,924
Changes during the six months ended June 30, 2020	—
Goodwill balance at June 30, 2020	$1,870,924

No impairment losses were recorded to goodwill during the six months ended June 30, 2020 and 2019.

8. Accrued Liabilities

Accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019
Payroll and related costs	$381,519	$346,244
Stock-based compensation	390,488	—
Research and development	493,491	12,075
Legal fees	—	2,354
Accrued taxes	89,389	74,357
Other	1,283	58,606
Total accrued expenses	$1,356,170	$493,636

9. Accounting for Share-Based Payments

On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. Stockholder and Board approval was obtained on December 2, 2014 to increase the number of authorized shares to 11,607 and on December 14, 2016, Stockholder and Board approval was obtained to increase the number of authorized shares to 13,750. Stockholder and Board approval was obtained on February 21, 2018 to increase the number of

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

authorized shares to 40,535. We granted certain stock option awards during the three months ended June 30, 2020 and at the time that these grants were made, we had 0 shares of common stock available for grant under the Plan. We accounted for the option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period. The liability related to the awards granted in the three months ended June 30, 2020 in the amount of $0.4 million has been included in accrued expenses in our condensed consolidated balance sheet with the corresponding expense included in our condensed consolidated statements of operations and comprehensive loss. At our annual meeting of stockholders on July 30, 2020, we received shareholder approval to increase the number of shares issuable under the Plan to 2,500,000 from 40,535.

We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
General and administrative	$310,718	$10,377	$316,628	$20,742
Research and development	83,893	6,815	86,229	13,956
Total stock-based compensation expense	$394,611	$17,192	$402,857	$34,698

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

					Weighted
					Average		Weighted Average
	Number of	Exercise Price			Exercise Price	Intrinsic	Remaining
	Options	Per Share			Per Share	Value	Contractual Term
Balance outstanding, December 31, 2019	41,271	$3.24	-	$2,452.80	$194.83	$43,182	8.42	years
Granted	1,361,500	1.63	-	2.73	1.65	1,647,415
Forfeited	—	—		—	—	—
Cancelled	—	—	-	—	—	—
Balance outstanding, June 30, 2020	1,402,771	3.24	-	2,452.80	7.76	1,641,645	9.72	years
Vested awards and those expected to vest at June 30, 2020	1,339,385	3.24	-	2,452.80	8.04	1,537,890	9.72	years
Vested and exercisable at June 30, 2020	14,530	3.24	-	2,452.80	586.70	—	6.27	years

There were no options granted to employees during the six months ended June 30, 2019. The total fair value of the shares vested during the six months ended June 30, 2019 was de minimis.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.

As of June 30, 2020, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $3.3 million to be recognized over a weighted-average remaining vesting period of approximately 2.4 years.

The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted to employees.

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
Stock price	$1.65		$—
Risk-free interest rate	0.36%		—%
Dividend yield	—		—
Expected volatility	126.3%		—%
Expected term (in years)	6.00	years	—	years

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of our stock options.

Dividend yield— We have not paid any dividends on our common stock since inception and do not anticipate paying dividends on our common stock in the foreseeable future.

Expected volatility—We base expected volatility on the trading price of our common stock.

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

Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. At April 1, 2016, we determined that we had sufficient history of issuing stock options and decreased our estimated forfeiture rate from 10%, which was based on the historical experience of our former parent, to 3%, which is our actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the six months ended June 30, 2020 and 2019. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic and diluted net (loss) income per common share	2020	2019	2020	2019
Numerator:
Net loss	$(4,940,080)	$(1,020,898)	$(9,166,697)	$(3,004,610)
Preferred stock deemed dividend	—	(5,412,045)	—	(5,436,366)
Net loss attributable to common stockholders	$(4,940,080)	$(6,432,943)	$(9,166,697)	$(8,440,976)
Denominator:
Weighted average common shares outstanding	8,494,518	859,827	6,420,109	556,662
Net loss per share of common stock—basic and diluted	$(0.58)	$(7.48)	$(1.43)	$(15.16)

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding securities at June 30, 2020 and 2019 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Six Months Ended
	June 30,
	2020	2019
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,839	16,987
Stock options	1,402,771	9,010
Warrants – liability classified	107,998	107,997
Warrants – equity classified	2,428,568	2,733,076
Total	3,959,360	2,870,254

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

Leases

We account for leases in accordance with ASC Topic 842, Leases, (“ASC 842”). We determine if an arrangement is a lease at contract inception. A lease exists when a contract conveys to the customer the right to control the use of identified property or equipment for a period in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property and equipment), and (2) the customer has the right to control the use of the identified asset.

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

We adopted ASC 842 in the first quarter of 2019 using an alternative modified retrospective approach, in which prior periods will not be restated. As a result of the adoption, as of January 1, 2019, we recognized an operating lease liability of $0.8 million based on the present value of the minimum rental payments of the leases and a corresponding

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ROU asset of $0.8 million. As of June 30, 2020, the ROU assets are $0.7 million, the current lease liabilities are $0.3 million, and the non-current lease liabilities are $0.5 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.

Rent expense for the three months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2020 and 2019. The weighted average remaining term of our noncancelable operating leases is 2.63 years. Future minimum rental payments under our noncancelable operating leases at June 30, 2020 is as follows:

2020	$141,670
2021	285,201
2022	269,751
2023	53,902
2024 and thereafter	—
Total	750,524
Present value adjustment	(57,662)
Lease liability at June 30, 2020	$692,862

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

While we have not experienced delays to date, we may experience delays in the conduct of clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. The COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidate. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our CRV431 clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians' offices unless due to a health emergency. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial, related to the COVID-19 pandemic, or in obtaining sufficient supplies of clinical trial materials. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

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

 The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 13, 2020. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We have a good-faith belief that we properly satisfied all eligibility requirements for the PPP loan and we intend to comply with the loan forgiveness provisions in the legislation; however, there can be no assurance that we will obtain full forgiveness of the loans based on the legislation. The PPP Loan is reflected in the condensed consolidated balance sheet as long-term debt based upon the terms and conditions of the Loan agreement.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2020, we have an accumulated deficit of $92.3 million and we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On February 12, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which we may offer and sell, from time to time, through B. Riley FBR, shares of our common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $7,000,000 (the “Shares”).

The offer and sale of the Shares will be made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by us with the Securities and Exchange Commission (the “SEC”) on February 6, 2019, as amended on February 13, 2019, and declared effective by the SEC on February 19, 2019, as supplemented by a prospectus supplement dated February 12, 2020 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Also, on March 27, 2020, we filed a prospectus supplement to the Form S-3 (File No. 333-229534) pursuant to which we may offer and sell an additional $4.6 million.

As of June 30, 2020, under the Sales Agreement we sold 5,264,806 shares of our common stock resulting in net proceeds of $11.2 million from the “at the market offerings”

Pursuant to the Sales Agreement, B. Riley FBR may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including sales made by means of ordinary brokers’ transactions, including on The Nasdaq Capital Market, at market prices or as otherwise agreed with B. Riley FBR. B. Riley FBR will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares from time to time, based upon instructions from us, including any price or size limits or other customary parameters or conditions we may impose.

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

During the six months ended June 30, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2020.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,950,340	755,659	2,194,681
General and administrative	1,825,074	939,909	885,165
Loss from operations	(4,775,414)	(1,695,568)	(3,079,846)

Other income (expense):
Change in fair value of debt	—	(94,154)	94,154
Interest expense	—	(441,801)	441,801
Change in fair value of derivative instruments – warrants and contingent consideration	(69,095)	249,611	(318,706)
Loss before income taxes	(4,844,509)	(1,981,912)	(2,862,597)
Income tax (expense) benefit	(95,571)	961,014	(1,056,585)
Net loss	$(4,940,080)	$(1,020,898)	$(3,919,182)

We had no revenues during the three months ended June 30, 2020 and 2019, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2020 and 2019 was $3.0 million and $0.8 million, respectively. The $2.2 million increase was primarily due to an increase of $0.9 million for costs related to drug supply and various ongoing studies, a $0.5 million increase attributable to the phase 1 and phase 2 studies related to CRV431 and a $0.3 million increase in consulting costs.

General and administrative expenses for the three months ended June 30, 2020 and 2019 was $1.8 million and $0.9 million, respectively. The increase of $0.9 million is primarily related to an increase of $0.1 million in insurance costs, a $0.3 million increase in stock-based compensation costs, and a $0.2 million increase in professional fees and consulting costs.

Net loss for the three months ended June 30, 2020 was $4.9 million, which was the result of the operating expenses discussed above, a decrease of $0.1 million for the change in fair value of derivative instruments related to our warrants and contingent consideration and $0.1 million for income tax expense. Net loss for the three months ended June 30, 2019 was $1.0 million, which was the result of the operating expenses discussed above, a loss of $0.1 million for the change in fair value of debt, a $0.4 million loss for interest expense, which was offset by income of $0.2 million resulting from the change in fair value of derivative instruments related to our warrants and contingent consideration and $1.0 million for income tax benefit.

Comparison of the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	5,587,671	1,273,699	4,313,972
General and administrative	3,374,680	2,343,570	1,031,110
Loss from operations	(8,962,351)	(3,617,269)	(5,345,082)

Other income (expense):
Change in fair value of debt	—	(153,795)	153,795
Interest expense	—	(540,088)	540,088
Change in fair value of derivative instruments – warrants and contingent consideration	(108,775)	345,528	(454,303)
Loss before income taxes	(9,071,126)	(3,965,624)	(5,105,502)
Income tax (expense) benefit	(95,571)	961,014	(1,056,585)
Net loss	$(9,166,697)	$(3,004,610)	$(6,162,087)

We had no revenues during the six months ended June 30, 2020 and 2019, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2020 and 2019 was $5.6 million and $1.3 million, respectively. The $4.3 million increase was primarily due to an increase of $1.6 million for costs related to drug supply, a $0.9 million increase attributable to the phase 1 and phase 2 studies related to CRV431 and a $1.2 million increase in consulting costs.

General and administrative expenses for the six months ended June 30, 2020 and 2019 was $3.4 million and $2.3 million, respectively. The $1.1 million increase was primarily related to an increase in insurance costs of $0.1 million, an increase of $0.3 million in stock-based compensation costs and a $0.2 million increase in professional fees.

Net loss for the six months ended June 30, 2020 was $9.2 million, which was the result of the operating expenses discussed above, a decrease of $0.1 million for the change in fair value of derivative instruments related to our warrants and contingent consideration and $0.1 million for income tax expense. Net loss for the six months ended June 30, 2019 was $3.0 million, which was the result of the operating expenses discussed above, a loss of $0.2 million for the change in fair value of debt, a $0.5 million loss for interest expense, which was offset by income of $0.3 million resulting from the change in fair value of derivative instruments related to our warrants and contingent consideration and $1.0 million for income tax benefit.

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $15.6 million compared to working capital of $13.1 million as of December 31, 2019. The increase of $2.5 million in working capital is primarily related to a net increase in cash of $3.7 million.

Cash Flows

The following table summarizes our cash flows for the following periods:

	Six Months Ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(7,789,316)	$(3,321,963)
Investing activities	(9,242)	(45,334)
Financing activities	11,437,399	17,683,928
Net increase in cash	$3,638,841	$14,316,631

As of June 30, 2020, we had $17.6 million in cash. Net cash used in operating activities was $7.8 million for the six months ended June 30, 2020 consisting primarily of our net loss of $9.2 million. Changes in working capital accounts had a positive impact of $0.8 million on cash primarily for an increase in accounts payable and accrued expenses.

Net cash used in operating activities was $3.3 million for the six months ended June 30, 2019 consisting primarily of our net loss of $3.0 million and non-cash operating activities of $0.4 million. Changes in working capital accounts had a negative impact of $0.7 million on cash.

Net cash used in investing activities during the six months ended June 30, 2020 and 2019 was immaterial in both periods.

Net cash provided by financing activities was $11.4 million for the six months ended June 30, 2020 due primarily to the issuance of common stock, net of issuance costs.

Net cash provided by financing activities was $17.7 million for the six months ended June 30, 2019 due primarily to the issuance of preferred stock for $10.1 million, $2.1 million for the exercise of warrants and $5.8 million for the issuance of common stock.

Operating and Capital Expenditure Requirements

As of June 30, 2020, we had an accumulated deficit of $92.3 million and expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The condensed consolidated financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are committed to the remediation of the material weaknesses described in our Annual Report on Form 10-K, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:

●	We assessed our companywide accounting resource requirements and as a result have hired, and are in the process of hiring additional experienced accounting personnel, and taken steps to improve the overall efficiency of our accounting and reporting processes. We will continue to regularly monitor our accounting resource sufficiency, our internal controls processes and procedures, and we may undertake additional measures as deemed necessary to fully remediate the control deficiencies.
●	We have implemented several software solutions to improve our financial reporting process.
●	We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.

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

20
HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 08/12/2020	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 08/12/2020	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer