Form 10-K
period 2020-12-31
Hepion Pharmaceuticals, Inc.
filed 2021-03-31
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-36856

HEPION PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	46-2783806 (I.R.S. Employer Identification No.)

399 Thornall Street, First Floor Edison, New Jersey (Address of Principal Executive Offices)	08837 (Zip Code)

Registrant’s telephone number, including area code: (732) 902-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HEPA	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ⌧	Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $25.6 million based on the last reported sale price of the registrant’s common stock on June 30, 2020.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2021 was 76,225,245.

Documents Incorporated by Reference:

Parts of the registrant’s Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

		Page
Cautionary Note Regarding Forward-Looking Statements		2

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	16
Item 1B.	Unresolved Staff Comments	45
Item 2.	Properties	45
Item 3.	Legal Proceedings	45
Item 4.	Mine Safety Disclosures	45

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6.	Selected Financial Data	46
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A.	Controls and Procedures	83
Item 9B.	Other Information	84

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	85

PART IV

Item 15.	Exhibits and Financial Statement Schedules	86
Item 16.	Form 10-K Summary	87
SIGNATURES		88

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	Market conditions;
●	Our capital position;
●	Our ability to compete with larger better financed pharmaceutical companies;
●	Our uncertainty of developing marketable products;
●	Our ability to develop and commercialize our products;
●	Risks associated with delays, increased costs and funding shortages caused by the COVID-19 pandemic;
●	Our ability to obtain regulatory approvals;
●	Our ability to maintain and protect intellectual property rights;
●	The inability to raise additional future financing and lack of financial and other resources;
●	Our ability to control product development costs;
●	We may not be able to attract and retain key employees;
●	We may not be able to compete effectively;
●	We may not be able enter into new strategic collaborations;
●	Changes in government regulation affecting product candidates could increase our development costs;
●	Our involvement in patent and other intellectual property litigation could be expensive and could divert management’s attention;
●	The possibility that there will be no market acceptance for our products; and
●	Changes in third-party reimbursement policies could adversely affect potential future sales of any of our products that are approved for marketing.

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

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business

We have incurred losses since inception, anticipate that we will incur continued losses for the foreseeable future indicating the possibility that we may not be able to operate in the future.

Our product candidate CRV431 is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

We have limited experience in the development of small molecule product candidates and therefore may encounter difficulties developing our product candidate or managing our operations in the future.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

If our product candidate is unable to compete effectively with marketed drugs targeting similar indications as our product candidate, our commercial opportunity will be reduced or eliminated.

If the manufacturers upon whom we rely fail to produce our product candidates, in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

Our product candidates, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially and adversely affect our business and operations.

Our approach to the discovery and development of product candidates based on AI-POWR™ is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

AI-POWR™ may fail to help us discover and/or develop additional potential product candidates.

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

Risks Related to Our Intellectual Property

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

Risks Related to Government Regulation

Even if our product candidate receives regulatory approval, it may still face future development and regulatory difficulties.

Even if our product candidate receives regulatory approval in the United States, we may never receive approval to commercialize it outside of the United States.

Healthcare reform measures could hinder or prevent our product candidate’s commercial success.

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2020 and 2019, and if they continue to be ineffective could result in material misstatements in our financial statements.

Certain provisions in our certificate of incorporation and by-laws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

We may be at risk of securities class action litigation.

We presently do not intend to pay cash dividends on our common stock.

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company headquartered in Edison, New Jersey, focused primarily on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis and possibly hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, CRV431, is being developed to offer benefits to address these multiple complex pathologies. CRV431 is a pan cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of liver disease. Preclinical studies with CRV431 in NASH models demonstrated consistent reductions in liver fibrosis and additional reductions in inflammation and cancerous tumors in some studies. CRV431 additionally showed in vitro antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease. Preclinical studies also have shown potentially therapeutic activities of CRV431 in experimental models of acute lung injury, platelet activation, and SARS-CoV-2 replication.

We have completed a Phase 1 program with CRV431 demonstrating safety, tolerability, and pharmacokinetics (PK). Our program consisted of three different clinical trials with CRV431, administered orally once daily, that included: 1) a Single Ascending Dose (SAD) study; 2) a Multiple Ascending Dose (MAD) study; and 3) a Drug-Drug Interaction (DDI) study. The SAD, MAD, and DDI studies were comprised of 32, 25, and 18 healthy subjects, respectively. Additionally, in the SAD study, 8 of the 32 subjects received placebo (24 received CRV431).

 CRV431 appeared to be well-tolerated in the Phase 1 program, and there were no serious adverse effects (SAEs). The few adverse effects (AEs) observed were mild to moderate and mostly unrelated to study drug. The PK profile of each subject was characterized and CRV431 blood exposures were similar to those needed to elicit efficacy in the preclinical studies.

 We are currently conducting a Phase 2a study in NASH patients with presumed fibrosis scores of F2 and F3, as characterized by the biomarkers indicative of advancing fibrosis. The first dosing cohort of 75 mg CRV431 once daily orally has been completed and the second dosing cohort of 225 mg CRV431 is underway.

NASH is a severe form of non-alcoholic fatty liver disease (NAFLD) characterized by inflammation and fibrosis (scarring) in the liver that can progress to cirrhosis, liver failure, and liver cancer. The prevalence of NAFLD, which affects approximately 25% of the global population, and NASH, which develops in approximately 20% to 25% of NAFLD patients, is growing and is driven primarily by the worldwide obesity epidemic. Patients with NASH frequently have other significant metabolic co-morbidities such as obesity, high blood sugar, elevated cholesterol and triglycerides, and systemic hypertension (a constellation commonly referred to as metabolic syndrome), and these further contribute to the risk of cardiovascular disease. The number of NASH cases in the US is projected to expand from 16.5 million in 2015 to 27 million in 2030, with similar prevalence growth expected in Europe. Diet and exercise are currently the standard of care for NAFLD and NASH, but adherence is poor, and there remains a high unmet need in the treatment of NASH.

NASH is the form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis) which is described as NAFLD and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH often have additional predisposing conditions such as diabetes and hypertension, but the exact biochemical events that trigger and maintain the progression are not well known. Many people in the early stages of disease do not have significant clinical symptoms and therefore do not know that they have it. NASH becomes evident and a major concern when the liver becomes fibrotic and puts the individual at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions. Approximately 4-5% of the global population is estimated to have NASH, including the USA. NASH is the most common reason for individuals requiring a liver transplant in the USA. Considering the serious outcomes linked to advancing NASH, the economic and social burden of the disease is enormous. There are no simple blood tests to diagnose or track the progression of NASH, and no drugs are approved to specifically treat the disease.

HCC is the major type of liver cancer, accounting for 85-90% of all cases. NASH, hepatitis virus infection, and alcohol consumption all are major causes of HCC. Globally, over 700,000 people die each year from liver cancer which is second only to lung cancer among all cancer-related deaths. The high mortality is due, in part, to the fact that only around half of all people who develop HCC (in developed countries) receive the diagnosis early enough to have an opportunity for therapeutic intervention. Additionally, recurrence rates are high, and current treatment options remain limited.

HCC is a type of cancer in which the tissue microenvironment plays a major role in its development. In most cases, HCC is preceded by significant, long-term damage to liver cells, inflammation and fibrosis. One-third of people with cirrhosis, a very advanced stage of liver disease, will eventually progress to HCC. The chronic injury to the liver leads to many genetic mutations that eventually lead to transformation of cells and formation of tumors. The noxious tissue microenvironment also promotes cancer by altering the function of immune cells and endothelial cells which form tumor-supporting blood vessels. These various events underscore the importance of preventing or slowing liver injury and scarring as early and effectively as possible in order to decrease the progression of liver cancer.

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

An HBV vaccine is available that, if administered prior to HBV infection, assists the body in neutralizing the virus and blocking infection. However, vaccination is not efficacious for people who are already infected with HBV, and the vaccine has not been historically available to everyone. As a result, an estimated 240 million people worldwide have chronic HBV infection. Anti-HBV medications are used widely by chronically infected individuals but usually are only effective in decreasing viral replication and viremia (virus in the blood), and NOT in eradicating HBV from the liver. This is because HBV, unlike HCV, has evolved clever ways of persisting in liver cells and evading the immune system. Thus, despite vaccines and anti-viral medications, chronic HBV infection remains a huge global health problem. Chronic HBV infection results in the deaths of approximately 350,000 people per year. A similar number of people die each year from cirrhosis and other complications arising from HBV.

CRV431

We are developing CRV431 as our lead molecule. CRV431 is a compound that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that mainly regulate protein folding. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in the scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models. In preclinical in vitro and/or in vivo experiments to date CRV431 decreased liver fibrosis, liver inflammation, liver tumors, and titers of HBV, HCV, HDV, and HIV-1. Importantly, reduction in liver fibrosis by CRV431 was observed in vivo in several experimental models and studies of NASH and liver fibrosis. Findings to date suggest that CRV431 might treat certain inciting agents of liver disease such as hepatitis viruses and also the ensuing disease processes resulting from those agents such as fibrosis.

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

To date, we have completed a number of separate preclinical animal efficacy studies of CRV431 to assess antifibrotic activity. These studies were conducted by independent laboratory collaborations at, for example, The Scripps Research Institute (San Diego, CA), SMC Corporation (Tokyo, Japan), and Physiogenex S.A.S. (France), Each of these studies demonstrated consistent and significant reductions in fibrosis in mice and rats. CRV431 was also tested in ex vivo Precision Cut Liver Slices and in Precision Cut Lung Slices obtained from human donors. Again, CRV431 demonstrated an antifibrotic effect in the human tissue that was consistent with the animal study findings. These studies provide support of advancing CRV431 into clinical trials for NASH, and potentially additional indications where fibrosis plays a role.

Many viruses have been shown to recruit cellular (“host”) cyclophilins into the life cycles of the viruses and therefore assist in viral replication and evasion of host immunity. These viruses include HBV, HCV, HDV, HIV-1 and several coronaviruses. CRV431 was found in in vitro experiments to decrease replication of HBV, HCV, HDV, HIV-1, and the SARS-CoV-2 coronavirus responsible for the COVID-19 pandemic. SARS-CoV-2 infection may, in some instances, be associated with acute lung injury and platelet-mediated thrombotic disorders. In experimental models, CRV431 decreased acute lung inflammation and platelet activation, and therefore CRV431 may have therapeutic benefits in COVID-19 patients.

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

Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof of concept clinical trial of CRV431 in humans - 4,317 shares of common stock and $3,000,000, (ii) upon initiation of a Phase III trial of CRV431 - $5,000,000, and (iii) upon acceptance by the FDA of a new drug application for CRV431 - $8,000,000. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in CRV431. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.45 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $450,000, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2,000,000. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of CRV431 which is uncapped, (y) a royalty of 5% on license revenue from CRV431 and (z) a payment equal to 30% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $150,000 plus interest is owing. The maximum obligation under both (y) and (z) is CAD $5,000,000.

On June 17, 2019, we submitted an IND to the FDA to support initiation of our CRV431 NASH clinical development program in the United States and received approval in July 2019. We completed dosing of CRV431 in our multiple ascending dose (“MAD”) clinical trial in September 2020.

On November 20, 2020, we submitted an IND to the FDA to support initiation of a CRV431 clinical development program in the United States for COVID-19. We received approval December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial.

Artificial Intelligence (AI)

We have created a proprietary AI tool called, “AI-POWRTM to optimize the outcomes of our current clinical programs and to potentially identify novel indications for CRV431 and possibly identify new targets and new drug molecules to broaden our pipeline.

AI-POWR™ is our acronym for Artificial Intelligence - Precision Medicine; Omics that include genomics, proteomics, metabolomics, transcriptomics, and lipidomics; World database access; and Response and clinical outcomes. AI-POWR™ allows for the selection of novel drug targets, biomarkers, and appropriate patient populations.

AI-POWR™ is used to identify responders from big data sources using our multi-omics approach, while modelling inputs and scenarios to increase response rates. The components of AI-POWR™ include access to publicly available databases, and in-house genomic and multi-omic big data, processed via machine learning algorithms. We believe AI outputs will allow for improved response outcomes through enhanced patient selection, biomarker selection and drug target selection. We believe AI outputs will help identify responders a priori and reduce the need for large sample sizes through study design enrichment.

We intend to use AI-POWR™ to help identify which NASH patients will best respond to CRV431. It is anticipated that applying this proprietary platform to our drug development program will ultimately save time, resources and money. In so doing, we believe that AI-POWR™ is a risk-mitigation strategy that should reap benefits all the way through from clinical trials to commercialization.

We believe that NASH is a heterogenous disease and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to CRV431. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our ongoing Phase 2a NASH program and identify additional potential indications for CRV431 to expand our footprint in the cyclophilin inhibition therapeutic space.

Recent Developments

Effective February 16, 2021 we appointed Todd M. Hobbs, M.D. to the newly created position of Chief Medical Officer (“CMO”). In this role, Dr. Hobbs will help lead our engagement with the FDA, global and national thought leaders, key policymakers, and professional associations.

Dr. Hobbs joins from Novo Nordisk Inc., one of the world’s leading healthcare companies. His 16 years of progressive experience at Novo Nordisk includes positions ranging from field medical affairs leadership at the start of his corporate career through to his most recent role as North American Chief Medical Officer and Vice President. Prior to working at Novo Nordisk, Dr. Hobbs had established a clinical practice based in Louisville, Kentucky, focusing on the intensive management of patients with diabetes of all ages, and served as chairman of the medicine department for a large regional medical center in Kentucky.

Dr. Hobbs currently serves as a Member of the Board for the American Medical Group Association Foundation, the research foundation arm of the American Medical Group Association, in which he provides oversight for multiple clinical research initiatives. Dr. Hobbs earned his medical degree from the University of Louisville School of Medicine and has completed focused executive training at the University of Pennsylvania's Wharton School of Business.

Intellectual Property

Patents and other proprietary intellectual rights are crucial in our business and establishing and maintaining these rights are essential to justify the development of our product candidate. We have sought, and intend to continue to seek, patent protection for our inventions and rely upon patents, trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain a competitive advantage for our product candidate. In order to protect these rights, know-how and trade secrets, we typically require employees, consultants, collaborators and advisors to enter into confidentiality agreements with us, generally stating that they will not disclose any confidential information about us to third parties for a certain period of time and will otherwise not use confidential information for anyone’s benefit but ours.

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

Pursuant to the terms of the Uruguay Round Agreements Act, patents filed on or after June 8, 1995 have a term of 20 years from the date of filing, somewhat irrespective of the period of time it may take for the patent to ultimately issue. This may shorten the period of patent protection afforded to our products as patent applications in the biopharmaceutical sector often take considerable time to issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may obtain marketing data exclusivity for a period of time following FDA approval of certain drug applications, regardless of patent status, if the drug is a new chemical entity or if new clinical studies were used to support the marketing application for the drug. The Drug Price Competition and Patent Term Restoration Act of 1984 also allows a patent owner to obtain an extension of applicable patent terms for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding New Drug Application (“NDA”) plus the period of time between the filing of the NDA and FDA approval, with a five-year maximum patent extension. We cannot be sure that we will be able to take advantage of either the patent term extension or marketing data exclusivity provisions of this law.

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

U.S. Regulatory Approval

Pursuant to FDA regulations, we are required to successfully undertake a long and rigorous development process before our product candidate can be marketed or sold in the U.S. This regulatory process typically includes the following steps:

●	the completion of satisfactory preclinical studies under the FDA’s Good Laboratory Practices, or GLP, regulation;
●	the submission and acceptance of an IND that must be reviewed by the FDA or Clinical Trial Application that must be reviewed by similar regulatory agencies in other countries and become effective before human clinical trials may begin;
●	obtaining the approval of an Institutional Review Board, or IRB, or Ethics Committee, or EC, at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials;

●	the successful completion of a series of adequate and well- controlled human clinical trials to establish the safety, potency, efficacy and purity of any product candidate for its intended use, which conform to the FDA’s good clinical practice, or GCP, regulations;
●	the development and demonstration of manufacturing processes that conform to FDA-mandated current Good Manufacturing Practices, or cGMPs; and
●	the submission to, and review and approval by, the FDA of a New Drug Application, or NDA, or a Biologic License Application, or BLA, prior to any commercial sale or shipment of a product.

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

●	Phase 1: After an IND becomes effective, Phase 1 human clinical trials can begin. A product candidate is typically introduced either into healthy human subjects or in some cases, patients with the medical condition for which the product candidate is intended to be used. Generally, the purpose of a Phase 1 trial is to assess a product candidate’s safety and the ability of the human body to tolerate it at different dose levels. Absorption, metabolism, distribution and pharmacokinetic trials are also generally performed at this stage. Phase 1 trials typically evaluate these aspects of the investigational drug in both single doses, as well as multiple doses.
●	Phase 2: During Phase 2 clinical trials, a product candidate is generally studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy or biologic activity of the product candidate for specific targeted diseases or medical conditions, and (iii) assess dose tolerance and determine the optimal dose for a subsequent Phase 2 or Phase 3 trial. Phase 2 trials generally involve patients who are divided into one or more groups that will get one of several dose levels of the product candidate, and a control group that is not treated with the product candidate but either receives a placebo or a drug already on the market for the same indication. Typically, two or more Phase 2 studies will be conducted for a product candidate prior to advancing to Phase 3.
●	Phase 3: If and when one or more Phase 2 trials demonstrate that a specific dose or range of doses of a product candidate is potentially effective and has an acceptable safety profile, one or more Phase 3 trials may be undertaken to further demonstrate or confirm the clinical efficacy and safety of the investigational drug in an expanded patient population, with the goal of evaluating its overall risk-benefit relationship. Phase 3 trials are generally designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the product candidate’s clinical efficacy. The successful demonstration of clinical efficacy and safety in one or more Phase 3 trials is typically a prerequisite to the filing of an NDA or BLA for a product candidate.

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

Throughout the various phases of clinical development, samples of the product candidate made in different batches are tested for stability to establish any shelf-life constraints. In addition, large-scale production protocols and written standard operating procedures for each aspect of commercial manufacture and testing must be developed. Phase 1, 2, and 3 testing may not be completed successfully within any specified time period, if at all. The FDA closely monitors the progress of each of the three phases of clinical development that are conducted under an IND and may, at its discretion, reevaluate, alter, suspend, or terminate further evaluation or trials based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the subject or patient. The FDA, the sponsor, or an IRB may suspend or terminate a clinical trial at any time for various reasons, including a finding that the subjects or patients are being exposed to an unacceptable health or safety risk. The FDA can also request additional clinical trials be conducted as a condition to product approval or advancement to the next stage of development. Additionally, new government requirements may be established that could delay or prevent regulatory approval of products under development. Furthermore, IRBs, which are independent entities constituted to protect human subjects in the institutions in which clinical trials are being conducted, have the authority to suspend clinical trials in their respective institutions at any time for a variety of reasons, including safety issues. A Data Safety Monitoring Board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health or safety risk.

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

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

●	Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.
●	For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.
●	National authorization procedures. There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:
●	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.
●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace.

As of December 31, 2020, we had 13 employees. Our relations with our employees are satisfactory.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 399 Thornall Street, First Floor, Edison, New Jersey. Our telephone number is (732) 902-4000. We also maintain a research laboratory in Edmonton, Canada.

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

For the years ended December 31, 2020 and 2019, we had an accumulated deficit of $104.1 million, and $83.8 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. In November 2020 and February 2021, we raised net proceeds of approximately $31.6 million and $82.1 million, respectively, to fund our future operations. We currently anticipate that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K. These consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our ability to raise additional funds is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

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

Our product candidate CRV431 is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidates. Despite these efforts, our product candidates may not:

●	offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;
●	be proven to be safe and effective in current and future preclinical studies or clinical trials;
●	have the desired effects;
●	be free from undesirable or unexpected effects;
●	meet applicable regulatory standards;
●	be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or
●	be successfully commercialized by us or by collaborators.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

●	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;
●	regulatory authorities (including an Institutional Review Board or Ethical Committee) or IRB or EC, not authorizing us to commence or conduct a clinical trial at a prospective trial site;
●	enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;
●	our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;
●	IRBs, ECs or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and
●	the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

Even if the data collected from preclinical studies or clinical trials involving our product candidate demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of an NDA or BLA to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required to market and sell the product.

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

●	adversely impact our ability to raise sufficient capital to fund the development of our product candidate;
●	adversely affect our ability to further develop or commercialize our product candidate;
●	diminish any competitive advantages that we or our collaborators may have or attain; and
●	adversely affect the receipt of potential milestone payments and royalties from the sale of our products or product revenues.

Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we or our collaborators fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we or our collaborators may be subject to restrictions or a number of actions, including:

●	delays, suspension or termination of clinical trials related to our products;
●	refusal by regulatory authorities to review pending applications or supplements to approved applications;
●	product recalls or seizures;
●	suspension of manufacturing;
●	withdrawals of previously approved marketing applications; and
●	fines, civil penalties and criminal prosecutions.

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

We have limited experience in the development of small molecule product candidates and therefore may encounter difficulties developing our product candidate or managing our operations in the future.

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

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to raise the necessary additional capital, we may be unable to complete the development and commercialization of our product candidates or continue our development programs.

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

Our future capital requirements will depend on many factors, including:

●	the progress of the development of our product candidates;
●	the number of product candidates we pursue;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
●	our plans to establish sales, marketing and/or manufacturing capabilities;
●	the effect of competing technological and market developments;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	general market conditions for offerings from biopharmaceutical companies;
●	our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and
●	our revenues, if any, from successful development and commercialization of our product candidates.

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

Our product candidate could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

●	the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;
●	the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
●	the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We expect that our ability to compete effectively will depend upon our ability to:

●	successfully identify and develop key points of product differentiations from currently available therapies;
●	successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;
●	maintain a proprietary position for our products and manufacturing processes and other related product technology;
●	attract and retain key personnel;
●	develop relationships with physicians prescribing these products; and
●	build an adequate sales and marketing infrastructure for our product candidate.

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

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If our any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to successfully increase the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high quality manufacturing. Our failure to achieve and maintain these high quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

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

If any of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on several factors, including:

●	demonstration of safety and efficacy;
●	changes in the practice guidelines and the standard of care for the targeted indication;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
●	pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;
●	effectiveness of our or any of our partners’ sales and marketing strategies;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
●	the availability of adequate third-party insurance coverage or reimbursement.

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

We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third- party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

●	our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;
●	our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, cGMPs, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;
●	our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot assure you that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;
●	our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;
●	our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; and
●	our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

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

The outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. The COVID-19 pandemic is affecting the United States and global economies and may affect our operations and those of third parties on which we rely, including by causing disruptions in the supply of our product candidates and the conduct of current and future clinical trials. In addition, the COVID-19 pandemic may affect the operations of the FDA and other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates. While we have not experienced delays to date, we may experience delays in the conduct of clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. The evolving COVID-19 pandemic is also likely to directly or indirectly impact the pace of enrollment in our CRV431 clinical trials for at least the next several months and possibly longer as patients may avoid or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency. Such facilities and offices may also be required to focus limited resources on non-clinical trial matters, including treatment of COVID-19 patients, and may not be available, in whole or in part, for clinical trial services related to CRV431. Additionally, while the potential economic impact brought by, and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity. The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. However, these effects could have a material impact on our liquidity, capital resources, operations and business and those of the third parties on which we rely.

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

Our approach to the discovery and development of product candidates based on AI-POWR™ is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.

We intend to leverage AI-POWR™ to potentially identify novel indications for CRV431 and possibly identify new targets and new drug molecules to broaden our pipeline for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying AI-POWR™ to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is both novel and unproven. Because our approach is both novel and unproven, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.

AI-POWR™ may fail to help us discover and/or develop additional potential product candidates.

Any drug discovery that we are conducting using AI-POWR™ may not be successful in identifying compounds that have commercial value or therapeutic utility. AI-POWR™ may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:

●	research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;
●	compounds found through AI-POWR™ may not demonstrate efficacy, safety or tolerability;
●	potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;
●	competitors may develop alternative therapies that render our potential product candidates non-competitive or less attractive; or
●	a potential product candidate may not be capable of being produced at an acceptable cost.

Risks Relating to the Commercialization of our Product Candidates.

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

Even if any of our product candidates is successfully developed and we or a collaborator obtain the requisite regulatory approvals to commercialize it in the future, it may not gain market acceptance or utilization among physicians, patients or third-party payers. The degree of market acceptance that our product candidates may achieve will depend on several factors, including:

●	the therapeutic efficacy or perceived benefit of the product relative to existing therapies, if they exist;
●	the timing of market approval and existing market for competitive drugs;
●	the level of reimbursement provided by payers to cover the cost of the product to patients;
●	the net cost of the product to the user or payer;
●	the convenience and ease of administration of our product;
●	the product’s potential advantages over existing or alternative therapies;
●	the actual or perceived safety of similar classes of products;
●	the actual or perceived existence, prevalence and severity of negative side effects;
●	the effectiveness of sales, marketing and distribution capabilities; and
●	the scope of the product label approved by the FDA.

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

A majority of the potential revenue from existing and future collaborations will likely consist of contingent payments, such as payments for achieving development or regulatory milestones and royalties payable on the sales of approved products. The milestone and royalty revenues that we may receive under these collaborations will depend primarily upon our collaborator’s ability to successfully develop and commercialize our product candidate. In addition, our collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases, we will not be directly involved in the development or commercialization of our product candidate and, accordingly, will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize our product candidates because they:

●	do not allocate the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited capital resources, or the belief that other product candidates or other internal programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;
●	do not have sufficient resources necessary to fully support the product candidates through clinical development, regulatory approval and commercialization;
●	are unable to obtain the necessary regulatory approvals; or
●	may re-evaluate the importance and their support for developing our product candidate pipeline due to a change in management, business operations or financial strategy.

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

Risks Related to Our Intellectual Property

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

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties only to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of pharmaceutical and biopharmaceutical companies involves complex legal and factual questions, and, therefore, we cannot predict with certainty whether we will be able to ultimately enforce our patents or proprietary rights. Therefore, any issued patents that we own or otherwise have intellectual property rights to may be challenged, invalidated or circumvented, and may not provide us with the protection against competitors that we anticipate. The degree of future protection for our proprietary intellectual property rights is uncertain because issued patents and other legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. Our future patent position will be influenced by the following factors:

●	we or our licensors may not have been the first to discover the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to engage in expensive and protracted interference proceedings to determine priority of invention;
●	our or our licensors’ pending patent applications may not result in issued patents;
●	our or our licensors’ issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties; and
●	third parties may develop intellectual property around our or our licensors’ patent claims to design competitive intellectual property and ultimately product candidates that fall outside the scope of our or our licensors’ patents.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

●	disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
●	incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
●	higher than expected acquisition and integration costs;
●	difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
●	increased amortization expenses;
●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;
●	inability to motivate key employees of any acquired businesses; and
●	assumption of known and unknown liabilities.

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

Risks Related to Government Regulation

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

Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Our product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters;
●	impose civil or criminal penalties;
●	suspend regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	impose restrictions on operations, including costly new manufacturing requirements;
●	seize or detain products or request us to initiate a product recall; or
●	pursue and obtain an injunction.

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

We are a small company with 13 employees as of December 31, 2020. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

●	manage development efforts effectively;
●	manage our clinical trials effectively;
●	integrate additional management, administrative, manufacturing and sales and marketing personnel;
●	maintain sufficient administrative, accounting and management information systems and controls; and
●	hire and train additional qualified personnel.

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

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2018 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the PPACA are invalid as well. It is unclear how these decisions, subsequent appeals and other efforts to challenge, repeal or replace the PPACA will affect the law or our business. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA qualified health plans and health insurance issuers under the PPACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2020 and 2019, and if they continue to be ineffective could result in material misstatements in our financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2020 and 2019, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to integrate operations, technology, products and services;
●	our ability to execute our business plan;
●	operating results below expectations;
●	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
●	announcements of technological innovations or new products by us or our competitors;
●	loss of any strategic relationship;
●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
●	economic and other external factors;
●	period-to-period fluctuations in our financial results;
●	catastrophic weather and/or global disease outbreaks, such as the recent COVID-19 pandemic; and
●	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

●	the inability of our stockholders to call a special meeting;
●	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
●	the right of our board to issue preferred stock without stockholder approval;
●	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

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

We have approximately 3,500 square feet of leased office and laboratory space located at 2011-94 Street, NW, Suite 102, Edmonton, AB, CANADA, T6N 1H1.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market under the ticker symbol “HEPA”.

Holders of Record

As of March 24, 2021, there were 201 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2020.

Number of
Options
	Number of		Remaining
	Shares of		Available for
	Common	Weighted-	Future Issuance
	Stock to be	Average	Under Equity
	Issued upon	Exercise	Compensation
	Exercise of	Price of	Plans (excluding
	Outstanding	Outstanding	securities reflected
Plan Category	Options	Options	in column (a))
(a)
Equity Compensation Plans Approved by Stockholders	2,460,677	$4.17	39,323

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

Business Overview

We are a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis and hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, CRV431, is being developed to offer benefits to address these multiple complex pathologies. CRV431 is a cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of liver disease. Preclinical studies with CRV431 in NASH models demonstrated consistent reductions in liver fibrosis and additional reductions in inflammation and cancerous tumors in some studies. CRV431 additionally showed in vitro antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease. Preclinical studies also have shown potentially therapeutic activities of CRV431 in experimental models of acute lung injury, platelet activation, and SARS-CoV-2 coronavirus replication.

NASH is the form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis) which is described as NAFLD and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH often have additional predisposing conditions such as diabetes and hypertension, but the exact biochemical events that trigger and maintain the progression are not well known. Many people in the early stages of disease do not have significant clinical symptoms and therefore do not know that they have it. NASH becomes evident and a major concern when the liver becomes fibrotic and puts the individual at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions. Approximately 4-5% of the global population is estimated to have NASH, including the USA. NASH is the leading reason for individuals requiring a liver transplant in the USA. Considering the serious outcomes linked to advancing NASH, the economic and social burden of the disease is enormous. There are no simple blood tests to diagnose or track the progression of NASH, and no drugs are approved to specifically treat the disease.

Artificial Intelligence (AI)

We have created a proprietary AI tool called, “AI-POWRTM to optimize the outcomes of our current clinical programs and to potentially identify novel indications for CRV431 and possibly identify new targets and new drug molecules to broaden our pipeline.

AI-POWR™ is our acronym for Artificial Intelligence - Precision Medicine; Omics that include genomics, proteomics, metabolomics, transcriptomics, and lipidomics; World database access; and Response and clinical outcomes. AI-POWR™ allows for the selection of novel drug targets, biomarkers, and appropriate patient populations. AI-POWR™ is used to identify responders from big data sources using our multi-omics approach, while modelling inputs and scenarios to increase response rates. The components of AI-POWR™ include access to publicly available databases, and in-house genomic and multi-omic big data, processed via machine learning algorithms. We believe AI outputs will allow for improved response outcomes through enhanced patient selection, biomarker selection and drug target selection. We believe AI outputs will help identify responders a priori and reduce the need for large sample sizes through study design enrichment.

We intend to use AI-POWR™ to help identify which NASH patients will best respond to CRV431. It is anticipated that applying this proprietary platform to our drug development program will ultimately save time, resources and money. In so doing, we believe that AI-POWR™ is a risk-mitigation strategy that should reap benefits all the way through from clinical trials to commercialization.

We believe that NASH is a heterogenous disease and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to CRV431. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our ongoing Phase 2a NASH program and identify additional potential indications for CRV431 to expand our footprint in the cyclophilin inhibition therapeutic space.

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

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak nor estimate the potential impact to our fiscal year 2020 financial statements at this time, if the pandemic continues, it could have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely in fiscal year 2021.

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

 The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We believe we have properly satisfied all eligibility requirements for the PPP loan and we intend to comply with the loan forgiveness provisions in the legislation; however, there can be no assurance that we will obtain full forgiveness of the loans based on the legislation. As of the date of the issuance of the consolidated financial statements, we have not yet filed for loan forgiveness. The PPP Loan is reflected in the consolidated balance sheet as long-term debt based upon the terms and conditions of the Loan agreement.

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2020, we have an accumulated deficit of approximately $104.1 million. From inception through December 31, 2020, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

On February 12, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which we sold through B. Riley FBR 2,311,867 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), for $6.8 million. The offer and sale of the Shares were made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by us with the Securities and Exchange Commission (the “SEC”). Also, on March 27, 2020, we filed a prospectus supplement to the Form S-3 (File No. 333-229534) pursuant to which we sold an additional 2,950,939 shares of our common stock for $4.6 million. In total, we sold 5,262,806 shares of our common stock resulting in net proceeds of $11.2 million from the “at the market offerings”.

On November 19, 2020, we terminated the Sales Agreement with B. Riley FBR, Inc. dated February 12, 2020, effective November 24, 2020.

On November 24, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 20,000,000 shares of our common stock, par value $0.0001 (the “Shares”) at a public offering price of $1.50 per share and a 45-day option to purchase up to 3,000,000 additional shares of common stock to cover over-allotments. On November 25, 2020, the Representative exercised the over-allotment in full.

The Shares were offered by us pursuant to a registration statement on Form S-1 (No. 333- 249724) previously filed with the SEC and subsequently declared effective on November 24, 2020. The Offering closed on November 30, 2020 and we received net proceeds of $31.6 million.

On February 16, 2021, we entered into an underwriting agreement with the Representative with respect to an underwritten public offering of 44,200,000 shares of our common stock at a public offering price of $2.00 per share, in which we received net proceeds of approximately $82.1 million. The shares were offered by us pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-229534), which was declared effective on February 19, 2019, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement, dated February 16, 2021 and final prospectus supplement, dated February 16, 2021.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We believe that the assumptions and estimates associated with fair value of financial instruments, derivative financial instruments, income taxes, contingencies, research and development, goodwill and in-process research and development, and share-based payments have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on all of our significant accounting policies, see Note 3 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, convertible notes, contingent consideration and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration and derivative instruments. We record our contingent consideration and derivative instruments at fair value at the end of each reporting period.

Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and Company stock, upon the achievement of certain milestones and in 2016 was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin,) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders.

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

The fair value of the warrants, issued in connection with the October 2015, April 2016 and April 2017 common stock offerings deemed to be derivative instruments due to certain contingent put feature on the warrants, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price. In October 2020, the October 2015 warrants expired.

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

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2020 and 2019, the fair value of such warrants was $11,673 and $5,623, respectively, which is classified as a long-term derivative liability in the consolidated balance sheets.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2020 and 2019, we had prepaid research and development costs of $1.8 million and $0.4 million, respectively.

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired in-process research and development (“IPR&D”) are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for impairment annually, in our fourth quarter, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted ASU 2017-04 on January 1, 2020, and the adoption of this standard did not have a material effect on our consolidated financial statements.

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. As a result of the COVID-19 pandemic, we performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of our reporting was less than its carrying value. There was no impairment of goodwill for years ended December 31, 2020 and 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 4, "Recent Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

JOBS Act

On December 31, 2020, our status as an emerging growth company ended. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company on December 31, 2020, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

We expect to qualify as a “smaller reporting company” for the foreseeable future.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	11,997,272	3,184,082	8,813,190
General and administrative	8,148,803	4,586,003	3,562,800
Loss from operations	(20,146,075)	(7,770,085)	(12,375,990)

Other income (expense):
Change in fair value of debt	—	(179,652)	179,652
Interest expense	(31,229)	(554,998)	523,769
Change in fair value of derivative instruments (warrants) and contingent consideration	(146,050)	558,715	(704,765)
Loss before income taxes	(20,323,354)	(7,946,020)	(12,377,334)
Income tax (expense) benefit	(30,584)	908,682	(939,266)
Net loss	$(20,353,938)	$(7,037,338)	$(13,316,600)

We had no revenues during the years ended December 31, 2020 and 2019, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended December 31, 2020 and 2019 amounted to $12.0 million and $3.2 million, respectively. The $8.8 million increase was primarily due to an increase of $4.7 million for costs related to the production of our drug and various ongoing research studies, a $3.1 million increase in consulting and outside service costs related to various ongoing research studies, and a $0.6 million increase in stock-based compensation costs.

General and administrative expenses for the years ended December 31, 2020 and 2019 amounted to $8.1 million and $4.6 million, respectively. The increase of $3.5 million is primarily due to an increase of $1.8 million in stock-based compensation costs, a $0.3 million increase in insurance costs, and a $1.3 million increase in professional fees and consulting costs.

During the year ended December 31, 2020 and 2019, we recorded income tax expense of $30,584 and an income tax benefit of $0.9 million, respectively, resulting from an adjustment for deferred tax liability. Refer to Note 10 in the consolidated financial statements included in this Annual Report on Form 10-K.

Net loss for the year ended December 31, 2020 was $20.4 million, which was the result of the operating expenses discussed above and a loss of $0.1 million for the change in fair value of derivative instruments related to our warrants. Net loss for the year ended December 31, 2019 was $7.0 million, which was the result of the operating expenses discussed above, a loss of $0.2 million for the change in fair value of debt, a $0.6 million loss for interest expense, which was offset by income of $0.6 million resulting from the change in fair value of derivative instruments related to our warrants.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital of $38.0 million compared to working capital of $12.8 million as of December 31, 2019. The increase of $25.2 million in working capital is primarily related to an increase in cash and cash equivalents of $26.8 million from our equity offerings during 2020.

Cash Flows

The following table summarizes our cash flows for the following periods:

	Year Ended
	December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(16,165,202)	$(7,565,059)
Investing activities	(85,789)	(51,469)
Financing activities	43,054,857	18,707,071
Net increase in cash	$26,803,866	$11,090,543

As of December 31, 2020, we had $40.7 million in cash. Net cash used in operating activities was $16.2 million for the year ended December 31, 2020 consisting primarily of our net loss of $20.4 million, adjusted for non-cash charges of $2.6 million primarily for stock-based compensation. Changes in working capital accounts had a positive impact of $1.6 million on cash.

Net cash used in operating activities was approximately $7.6 million for the year ended December 31, 2019 consisting of our net loss of $7.0 million, adjusted for non-cash charges primarily of $0.3 million. Changes in working capital accounts had a negative impact of $0.8 million on cash.

Net cash used in investing activities during the years ended December 31, 2020 and 2019 of was immaterial in both periods.

Net cash provided by financing activities was $43.1 million for the year ended December 31, 2020 due primarily to the issuance of common stock, net of issuance costs for our equity offerings $42.9 million.

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

Common Stock Offerings during 2020

On February 12, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which we sold through B. Riley FBR 2,311,867 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), for $6.8 million. The offer and sale of the Shares were made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by us with the Securities and Exchange Commission (the “SEC”). Also, on March 27, 2020, we filed a prospectus supplement to the Form S-3 (File No. 333-229534) pursuant to which we sold an additional 2,950,939 shares of our common stock for $4.6 million. In total, we sold 5,262,806 shares of our common stock resulting in net proceeds of $11.2 million from the “at the market offerings”.

On November 19, 2020, we terminated the Sales Agreement with B. Riley FBR, Inc. dated February 12, 2020, effective November 24, 2020.

On November 24, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 20,000,000 shares of our common stock, par value $0.0001 (the “Shares”) at a public offering price of $1.50 per share and a 45-day option to purchase up to 3,000,000 additional shares of common stock to cover over-allotments. On November 25, 2020, the Representative exercised the over-allotment in full.

The Shares were offered by us pursuant to a registration statement on Form S-1 (No. 333- 249724) previously filed with the SEC and subsequently declared effective on November 24, 2020. The Offering closed on November 30, 2020 and we received net proceeds of $31.6 million.

Common Stock Offerings during 2021

On February 16, 2021, we entered into an underwriting agreement with the Representative with respect to an underwritten public offering of 44,200,000 shares of our common stock at a public offering price of $2.00 per share, in which we received net proceeds of approximately $82.1 million. The shares were offered by us pursuant to our effective shelf registration statement on Form S-3 (Registration No. 333-229534), which was declared effective on February 19, 2019, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement, dated February 16, 2021 and final prospectus supplement, dated February 16, 2021.

Operating and Capital Expenditure Requirements

As of December 31, 2020, we had an accumulated deficit of $104.1 million and expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We will be required to raise additional capital in a future year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. Recently worldwide economic conditions and the international equity and credit markets have significantly deteriorated and may remain difficult for the foreseeable future. These developments will make it more difficult to obtain additional equity or credit financing, when needed. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.

Contractual Obligations and Commitments

We have a long-term contractual cash obligation as of December 31, 2020, comprised of operating lease obligations. The following table summarizes this obligation:

	Payments Due by Period
		Less Than	1‑3	4‑5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Lease obligations	$613,764	$287,977	$325,787	$—	$—
Total contractual obligations	$613,764	$287,977	$325,787	$—	$—

We have recorded contingent consideration for the acquisition of Ciclofilin on June 10, 2016 as well as executed several license agreements, as discussed in Note 6 to the consolidated financial statements, respectively. We have not included the contingent consideration payments or accrued milestone and royalty payments associated with licensing as management cannot reasonably estimate if or when they will occur.

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

Rent expense related to our operating leases was $0.3 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. The weighted average remaining term of our noncancelable operating leases is 2.1 years.

Future minimum rental payments under our noncancelable operating leases at December 31, 2020 is as follows:

2021	$287,977
2022	271,885
2023	53,902
2024 and thereafter	—
Total	613,764
Present value adjustment	(38,183)
Lease liability at December 31, 2020	$575,581

Contingent Consideration

Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and in 2016 was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin and in the fourth quarter of 2018, we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of December 31, 2020, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability.

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

Stockholders and Board of Directors

Hepion Pharmaceuticals, Inc.

Edison, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Hepion Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

As described in Notes 1 and 6 to the consolidated financial statements, the Company has a contingent consideration liability of $2,570,000 recorded as of December 31, 2020. The contingent consideration was recorded by the Company in connection with the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and the Company’s stock, to the Ciclofilin shareholders and Aurinia Pharmaceuticals Inc. upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing, significant unobservable inputs, which include 1) the discount rate, 2) the probability of success of milestone achievement, and 3) the projected milestone achievement dates.

Valuation of Contingent Consideration Liability

We identified the contingent consideration liability as critical audit matter. The principal considerations for our determination that performing procedures relating to the fair value of contingent consideration liabilities is a critical audit matter are the significant judgment by management when measuring the fair value of the contingent consideration liability, including a high degree of estimation uncertainty in evaluating the discount rate, the probability of success of milestone achievement and the projected milestone achievement dates. Auditing these elements involved significant and subjective auditor judgment in performing procedures to evaluate the fair value of the contingent consideration liability.

The primary procedures we performed to address this critical audit matter included:

•	Testing management’s process for estimating the fair value of contingent consideration liabilities, including corroborating with research and development personnel with regard to the current status of the clinical development of the Company’s product candidate used to support the projected milestone achievement dates.
•	Testing management’s probability-weighted discounted cash flow model, evaluating the appropriateness of the valuation method used, verifying the inputs to the discounted cash flow model to underlying source data and recalculating the results.
•	Comparing inputs and assumptions used by management to determine the discount rate and the probability of success of milestone achievement to external market and industry data.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

Woodbridge, NJ
March 31, 2021

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Current assets:
Cash	$40,726,838	$13,922,972
Prepaid expenses	1,907,461	465,693
Total current assets	42,634,299	14,388,665
Property and equipment, net	108,440	57,166
Right-of-use assets	556,492	797,913
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	285,098	306,880
Total assets	$48,645,253	$20,611,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,722,429	$491,557
Accrued expenses	659,572	851,202
Operating lease liabilities, current	279,826	266,696
Total current liabilities	4,661,827	1,609,455
Contingent consideration	2,570,000	2,430,000
Long-term debt	176,585	—
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	295,755	540,751
Derivative financial instruments, at estimated fair value—warrants	11,673	5,623
Total liabilities	8,124,862	4,994,851
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,817 and 1,827 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	856,320	861,033
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 32,025,153 and 3,760,255 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.	3,203	375
Additional paid in capital	142,910,523	97,651,006
Accumulated deficit	(104,105,463)	(83,751,525)
Total stockholders’ equity	40,520,391	15,616,697
Total liabilities and stockholders’ equity	$48,645,253	$20,611,548

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended
	December 31,
	2020	2019
Revenues	$—	$—
Costs and expenses:
Research and development	11,997,272	3,184,082
General and administrative	8,148,803	4,586,003
Total operating expenses	20,146,075	7,770,085
Loss from operations	(20,146,075)	(7,770,085)

Other income (expense):
Change in fair value of debt	—	(179,652)
Interest expense	(31,229)	(554,998)
Change in fair value of derivative instruments (warrants) and contingent consideration	(146,050)	558,715
Loss before income taxes	(20,323,354)	(7,946,020)
Income tax benefit (expense)	(30,584)	908,682
Net loss	(20,353,938)	(7,037,338)
Deemed dividend (see Note 5)	(5,287)	(5,442,947)
Net loss attributable to common shareholders	$(20,359,225)	$(12,480,285)

Weighted average common shares outstanding:
Basic and diluted	9,677,832	2,043,244

Net loss per common share: (see Note 11)
Basic and diluted	$(2.10)	$(6.11)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

					Preferred Stock,		Preferred Stock,
	Preferred Stock		Preferred Stock		Series D		Series E				Additional		Total
	Series A		Series C		$0.0001 par value		$0.0001 par value		Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	85,581	$855,808	1,974	$930,311	—	$—	—	$—	247,013	$25	$76,652,839	$(76,714,187)	$1,724,796
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,037,338)	(7,037,338)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	66,176	—	66,176
Issuance of preferred stock	—	—	—	—	521	312,600	10,570	6,976,201	—	—	3,802,201	—	11,091,002
Conversion of preferred stock to common	—	—	(147)	(147,000)	(521)	(521,000)	(10,570)	(10,570,002)	1,825,044	182	11,237,820	—	—
Offering costs	—	—	—	—	—	(29,526)	—	(472,311)	—	—	(536,787)	—	(1,038,624)
Placement agent warrants	—	—	—	—	—	(48,250)	—	(244,895)	—	—	293,145	—	—
Beneficial conversion feature	—	—	—	—	—	(186,692)	—	(581,350)	—	—	768,042	—	—
Accretion of beneficial conversion feature	—	—	—	—	—	186,692	—	581,350	—	—	(768,042)	—	—
Accretion of discount	—	—	—	77,722	—	286,176	—	4,311,007	—	—	(4,674,905)	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	1,031,071	103	7,683,391	—	7,683,494
Issuance of common stock, private placement	—	—	—	—	—	—	—	—	47,429	5	486,608	—	486,613
Issuance of common stock, debt redemption	—	—	—	—	—	—	—	—	54,321	5	549,976	—	549,981
Warrant exercises	—	—	—	—	—	—	—	—	555,377	55	2,090,542	—	2,090,597
Balance at December 31, 2019	85,581	855,808	1,827	861,033	—	—	—	—	3,760,255	375	97,651,006	(83,751,525)	15,616,697
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,353,938)	(20,353,938)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,379,360	—	2,379,360
Conversion of preferred stock to common	—	—	(10)	(10,000)	—	—	—	—	92	—	10,000	—	—
Accretion of discount	—	—	—	5,287	—	—	—	—	—	—	(5,287)	—	—
Issuance of common stock, net	—	—	—	—	—	—	—	—	28,262,806	2,828	42,863,444	—	42,866,272
Warrant exercises	—	—	—	—	—	—	—	—	2,000	—	12,000	—	12,000
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	—	$—	—	$—	32,025,153	$3,203	$142,910,523	$(104,105,463)	$40,520,391

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(20,353,938)	$(7,037,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,379,360	66,176
Depreciation and amortization	34,515	26,737
Change in fair value of derivative instrument-warrants	6,050	(398,714)
Change in fair value of contingent consideration	140,000	(160,000)
Change in fair value of debt	—	179,652
Amortization of debt discount recorded as interest expense	—	486,608
Non-cash interest for shares issued for debt redemption payments	—	49,732
Change in net deferred tax liability	—	48,322
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,039,242	(317,046)
Prepaid expenses and other assets	(1,410,431)	(509,188)
Net cash used in operating activities	(16,165,202)	(7,565,059)

Cash flows from investing activities:
Purchase of property and equipment	(87,983)	(51,469)
Proceeds from disposal of property and equipment	2,194	—
Net cash used in investing activities	(85,789)	(51,469)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	42,866,272	7,683,554
Proceeds from the issuance of Series D and warrants, net of issuance costs	—	403,120
Proceeds from the issuance of Series E and warrants, net of issuance costs	—	9,649,258
Proceeds from the exercise of warrants	12,000	2,090,542
Proceeds from debt financing	176,585	1,250,000
Repayment of debt financing	—	(1,250,000)
Repayment of convertible debt	—	(1,119,403)
Net cash provided by financing activities	43,054,857	18,707,071
Net increase in cash	26,803,866	11,090,543
Cash at beginning of period	13,922,972	2,832,429
Cash at end of period	$40,726,838	$13,922,972

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$26,756
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$10,000	$147,000
Conversion of Series D convertible preferred stock	—	521,000
Conversion of Series E convertible preferred stock	—	10,570,002
Accretion of Series C preferred stock discount upon conversion	5,287	4,674,905
Beneficial conversion factor of preferred stock accreted as deemed dividend	—	768,042
Issuance of common stock for debt redemption	—	500,244
Adoption of lease accounting	—	773,330
Fair value of underwriter warrants issued in conjunction with common stock offering	1,278,432	—
Warrants issued to placement agent	—	293,145

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business Overview

Hepion Pharmaceuticals, Inc. (we, our, or us) is a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis and hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, CRV431, is being developed to offer benefits to address these multiple complex pathologies. CRV431 is a cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of liver disease. Preclinical studies with CRV431 in NASH models demonstrated consistent reductions in liver fibrosis and additional reductions in inflammation and cancerous tumors in some studies. CRV431 additionally showed in vitro antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease. Preclinical studies also have shown potentially therapeutic activities of CRV431 in experimental models of acute lung injury, platelet activation, and SARS-CoV-2 coronavirus replication.

On July 18, 2019, we filed a certificate of amendment (the “Certificate of Amendment”) to our certificate of incorporation (the “Certificate”) to change our name from “ContraVir Pharmaceuticals, Inc.” to “Hepion Pharmaceuticals, Inc.” The name change became effective as of July 18, 2019.

We are developing CRV431 as our lead molecule. CRV431 is a compound that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that regulate protein folding. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in the scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models. In preclinical in vitro and/or in vivo experiments to date CRV431 decreased liver fibrosis, liver inflammation, liver tumors, and titers of HBV, HCV, HDV, and HIV-1. Importantly, reduction in liver fibrosis by CRV431 was observed in vivo in several experimental models and studies of NASH and liver fibrosis. Findings to date suggest that CRV431 might treat certain inciting agents of liver disease such as hepatitis viruses and also the ensuing disease processes resulting from those agents such as fibrosis.

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

Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof of concept clinical trial of CRV431 in humans - 4,317 shares of common stock and $3,000,000, (ii) upon initiation of a Phase III trial of CRV431 - $5,000,000, and (iii) upon acceptance by the FDA of a new drug application for CRV431 - $8,000,000. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in CRV431. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.45 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $450,000, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2,000,000. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of CRV431 which is uncapped, (y) a royalty of 5% on license revenue from CRV431 and (z) a payment equal to 30% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $150,000 plus interest will be paid to Aurinia upon the closing of this offering. The maximum obligation under both (y) and (z) is CAD $5,000,000.

On June 17, 2019, we submitted an IND to the FDA to support initiation of our CRV431 NASH clinical development program in the United States and received approval in July 2019. We completed dosing of CRV431 in our multiple ascending dose (“MAD’) clinical trial in September 2020.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

On November 20, 2020, we submitted an IND to the FDA to support initiation of a CRV431 clinical development program in the United States for COVID-19. We received approval December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial.

2. Basis of Presentation

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

Principles of Consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.

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

Notes to Consolidated Financial Statements

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

We had an unrecognized tax position of $283,600, a corresponding accrual for penalties and interest in the amount of $148,400, as a component of income tax expense, accrued through December 31, 2019 and an unrecognized tax position of $185,400 and a corresponding accrual for penalties and interest of $64,800, respectively, as of December 31, 2018. There are no amounts included in the unrecognized tax benefit at December 31, 2019 that will impact the effective rate if recognized. We expect that the entire amount of the unrecognized tax benefit to be reduced to $0 in the next 12 months.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Liquidity

For the years ended December 31, 2020 and 2019, we had an accumulated deficit of $104.1 million, and $83.8 million, respectively. For the years ended December 31, 2020, cash used in operating activities was $16.2 million and we had a net loss of $20.4 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

During the year ended December 31, 2020, we raised net proceeds of $42.9 million in order to fund future operations (see Note5). As of December 31, 2020, our cash balance was $40.7 million. Subsequent to the year ended December 31, 2020, we raised an additional net proceeds of approximately $82.1 million (see Note 13). We expect to continue to use the proceeds from previous financing transactions primarily for general corporate purposes, which may include financing our growth, developing new or existing product candidates, and funding our operations. We currently anticipate that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of consolidated financial statements. These consolidated financial statements have been prepared under the assumption that we will continue as a going concern.

We will be required to raise additional capital in a future year to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.

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

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak nor estimate the potential impact to our fiscal year 2020 financial statements at this time, if the

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

pandemic continues, it could have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely in fiscal year 2021.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $176,585, pursuant to the PPP under Division A, Title I of the CARES Act. The Loan also provides for customary events of default, including, among others, events of default relating to failure to make payments, bankruptcy, breaches of representations, and material adverse effects. Additionally, the Loan is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. We may also be subject to CARES Act-specific lookbacks and audits that may be conducted by other federal agencies, including several oversight bodies created under the CARES Act. These bodies have the ability to coordinate investigations and audits and refer matters to the Department of Justice for civil or criminal enforcement and other actions.

 The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We believe that we have properly satisfied all eligibility requirements for the PPP loan and we intend to comply with the loan forgiveness provisions in the legislation; however, there can be no assurance that we will obtain full forgiveness of the loan based on the legislation. We are currently in the process of filing for loan forgiveness. As of the date of the issuance of the consolidated financial statements, we have not yet filed for loan forgiveness. The PPP Loan is reflected in the consolidated balance sheet as long-term debt based upon the terms and conditions of the Loan agreement.

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

Cash

As of December 31, 2020 and 2019, the amount of cash was $40.7 million and $13.9 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced losses related to these balances.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Financial instruments consist of cash and accounts payable, long-term debt, derivative instruments (warrants) and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for derivative instruments (warrants) and contingent consideration, which were recorded at fair value at the end of each reporting period. See Note 5 for additional information of the fair value of the derivative liabilities. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 6 for additional information on the fair value of the contingent consideration.

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

The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At December 31, 2020 and 2019, the fair value of all warrants was $11,673 and $5,623, respectively, which are classified as a long-term derivative liability in our consolidated balance sheets.

Property, equipment and depreciation

As of December 31, 2020 and 2019, we had $0.1 million and $0.1 million, respectively, of property and equipment, consisting primarily of computer equipment, research equipment and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended years ended December 31, 2020 and 2019 was $34,515 and $26,737, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of its depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2020 and 2019.

Goodwill and In-Process Research & Development

In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), goodwill and acquired IPR&D are determined to have indefinite lives and, therefore, are not amortized. Instead, they are tested for

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

impairment annually, in our fourth quarter, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.

The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted ASU 2017-04 on January 1, 2020, and the adoption of this standard did not have a material effect on our consolidated financial statements.

Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. We performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of our reporting was less than its carrying value. There was no impairment of goodwill for the years ended December 31, 2020 and 2019.

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

We performed a qualitative assessment of IPR&D and determined that it was not more likely than not that the asset was impaired. There was no impairment of IPR&D for the years ended December 31, 2020 and 2019.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2020 and 2019, we had prepaid research and development costs of $1.8 million and $0.4 million, respectively.

Share-based payments

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method.

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

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Our reporting currency is the U.S. dollar. The assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at December 31, 2020 and 2019.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at December 31, 2020 and 2019.

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

4. Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Additionally, the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, the standard requires applying the if-converted method to calculate convertible instruments’ impact on diluted earnings per share (“EPS”). The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. We are currently evaluating the effect this ASU will have on our consolidated financial statements and related disclosures. We expect to elect to early adopt the new standard in the first quarter of 2021.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). We adopted this standard on January 1, 2020 and the impact that this guidance had on our consolidated financial statements was immaterial.

In August of 2018, the FASB issued ASU 2018-13 — Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which amends disclosure requirements on fair value measurements in Topic 820. This amendment modifies the valuation process of fair value measurements by removing the disclosure requirements for the valuation processes for Level 3 fair value measurements, clarifying the timing of the measurement uncertainty disclosure, and including the changes in unrealized gains and losses for recurring Level 3 fair value measurements in other comprehensive income if held at the end of the reporting period. It also allows the disclosure of other quantitative information in lieu of the weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 and should be applied prospectively for the most recent period presented in the initial fiscal year of adoption. We adopted this standard on January 1, 2020 and the impact that this guidance had on our consolidated financial statements was immaterial.

5. Stockholders’ Equity and Derivative Liability — Warrants

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2020, there were 85,581 shares outstanding. During the year ended December 31, 2020, no shares of the Series A were converted.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of September 30, 2020, there were 1,817 shares outstanding. During the year ended December 31, 2020, 10 shares of the Series C were converted into 92 shares of our common stock.

Common Stock and Warrant Offering

On October 7, 2015, we entered into an underwriting agreement related to the public offering and sale of 8,929 shares of common stock and warrants to purchase up to 5,357 shares of common stock, at a fixed combined price to the public of $1,680 under our prior shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants were immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $2,380.00 per share. In October 2020, the October 2015 warrants expired.

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

If we consummate any merger, consolidation, sale or other reorganization event in which our common stock is converted into or exchanged for securities, cash or other property (“Fundamental Transaction”), then we shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental Transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental Transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, we have determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our consolidated statement of operations. Upon the issuance of these warrants, the fair value of approximately $1.5 million was recorded as derivative financial instruments liability-warrants. “Refer to Note 6”.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. Other than for the fair value of common stock, we developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2020 and 2019:

	December 31,
	2020		2019
Price of Hepion common stock	$2.19		$5.36
Expected warrant term (years)	0.25	years	1.26	years
Risk-free interest rate	0.27%		1.66%
Expected volatility	124%		75%
Dividend yield	—		—

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

If we consummate any merger, consolidation, sale or other reorganization event in which our common stock is converted into or exchanged for securities, cash or other property (“Fundamental Transaction”), then we shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental Transaction and continuing for 90 days, an amount of cash equal to the value of the remaining unexercised portion of the warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental Transaction. As a result of these terms, in accordance with the guidance contained in ASC Topic 815-40, we have determined that the warrants issued in connection with this financing transaction must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our consolidated statement of operations and comprehensive loss. Upon the issuance of these warrants, the fair value of approximately $4.0 million was recorded as derivative financial instruments liability-warrants. “Refer to Note 6”.

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2020 and 2019:

	December 31,
	2020		2019
Price of Hepion common stock	$2.19		$5.36
Expected warrant term (years)	1.31	years	2.31	years
Risk-free interest rate	0.27%		1.66%
Expected volatility	115%		69%
Dividend yield	—		—

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

The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of December 31, 2020 and 2019:

	December 31,
	2020		2019
Price of Hepion common stock	$2.19		$5.36
Expected warrant term (years)	2.50	years	3.50	years
Risk-free interest rate	0.27%		1.66%
Expected volatility	118%		65%
Dividend yield	—		—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the components of changes in our derivative financial instruments liability balance for the years ended December 31, 2020 and 2019:

		Number of	Derivative
		Warrants	Instrument
Date	Description	Outstanding	Liability
December 31, 2018	Balance of derivative financial instruments liability	107,998	$404,337
	Change in fair value of warrants for the year ended December 31, 2019	—	(398,714)
December 31, 2019	Balance of derivative financial instruments liability	107,998	$5,623
	Expiration of warrants	(5,356)	—
	Change in fair value of warrants for the year ended December 31, 2020	—	6,050
December 31, 2020	Balance of derivative financial instruments liability	102,642	$11,673

Common Stock Offerings

On February 12, 2020, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc., as agent (“B. Riley FBR”), pursuant to which we sold through B. Riley FBR 2,311,867 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), for $6.8 million. The offer and sale of the Shares were made pursuant to a shelf registration statement on Form S-3 and the related prospectus (File No. 333-229534) filed by us with the Securities and Exchange Commission (the “SEC”). Also, on March 27, 2020, we filed a prospectus supplement to the Form S-3 (File No. 333-229534) pursuant to which we sold an additional 2,950,939 shares of our common stock for $4.6 million. In total, we sold 5,262,806 shares of our common stock resulting in net proceeds of $11.2 million from the “at the market offerings”.

On November 19, 2020, we terminated the Sales Agreement with B. Riley FBR, Inc. dated February 12, 2020, effective November 24, 2020.

On November 24, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 20,000,000 shares of our common stock, par value $0.0001 (the “Shares”) at a public offering price of $1.50 per share and a 45-day option to purchase up to 3,000,000 additional shares of common stock to cover over-allotments. On November 25, 2020, the Representative exercised the over-allotment in full. Upon closing of the offering, we issued to the Representative as compensation warrants to purchase 690,000 shares of common stock, or the Representative’s Warrants. The Representative’s Warrants will be exercisable at $1.875 per share. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one half year period commencing 180 days from November 30, 2020. We determined that the Representative Warrants should be recorded in the consolidated financial statements as equity classified.

The Shares were offered by us pursuant to a registration statement on Form S-1 (No. 333- 249724) previously filed with the SEC and subsequently declared effective on November 24, 2020. The Offering closed on November 30, 2020 and we received net proceeds of $31.6 million.

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2020 and 2019.

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2020:
Contingent consideration	$2,570,000	$—	$—	$2,570,000
Derivative liabilities related to warrants	$11,673	$—	$—	$11,673

As of December 31, 2019:
Contingent consideration	$2,430,000	$—	$—	$2,430,000
Derivative liabilities related to warrants	$5,623	$—	$—	$5,623

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 5 for a rollforward of the derivative liability for the years ended December 31, 2020 and 2019. The financial instrument’s level within the fair value hierarchy is

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and in 2016 was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60.

At December 31, 2020, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	2020	2019
Discount rate	8.0%	8.0%
Stock price	$2.19	$5.36
Projected milestone achievement dates	Jun 2021–Jan 2025	Nov 2020–Jan 2025
Probability of success of milestone achievements	13% – 40%	13% – 40%

We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin and in the fourth quarter of 2018, we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of December 31, 2020, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability.

The following table presents the change in fair value of the contingent consideration for the years ended December 31, 2020 and 2019.

Acquisition-
related
Contingent
Consideration
Liabilities:
Balance at December 31, 2018	$2,590,000
Change in fair value recorded in earnings	(160,000)
Balance at December 31, 2019	2,430,000
Change in fair value recorded in earnings	140,000
Balance at December 31, 2020	$2,570,000

7. Indefinite-lived Intangible Assets and Goodwill

IPR&D

Our IPR&D asset consisted of the following at:

Indefinite-lived
Intangible Asset
CRV431 balance at December 31, 2018	$3,190,000
Change in fair value during the year ended December 31, 2019	—
CRV431 balance at December 31, 2019	$3,190,000
Change during the year ended December 31, 2020	—
CRV431 balance at December 31, 2020	$3,190,000

No impairment losses were recorded on IPR&D during the years ended December 31, 2020 and 2019.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Goodwill

The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2018	$1,870,924
Changes during the year ended December 31, 2019	—
Goodwill balance at December 31, 2019	$1,870,924
Changes during the year ended December 31, 2020	—
Goodwill balance at December 31, 2020	$1,870,924

No impairment losses were recorded to goodwill during years ended December 31, 2020 and 2019.

8. Accrued Liabilities

Accrued expenses consist of the following:

	December 31,
	2020	2019
Payroll and related costs	$150,702	$346,244
Research and development	438,856	12,075
Legal fees	—	2,354
Accrued taxes	37,160	431,923
Other	32,854	58,606
Total accrued expenses	$659,572	$851,202

9. Accounting for Share-Based Payments

On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. At our annual meeting of stockholders on July 30, 2020, we received shareholder approval to increase the number of shares issuable under the Plan to 2,500,000. As of December 31, 2020, we had 39,323 shares of common stock available for grant under the Plan.

We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Year Ended
	December 31,
	2020	2019
General and administrative	$1,798,288	$40,813
Research and development	581,072	25,363
Total stock-based compensation expense	$2,379,360	$66,176

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

							Weighted
					Weighted		Average
					Average		Remaining
	Number of	Exercise Price			Exercise Price	Intrinsic	Contractual
	Options	Per Share			Per Share	Value	Term
Balance outstanding, December 31, 2019	41,271	$3.24	-	$2,452.80	$194.83	$43,182	8.42	years
Granted	2,423,500	$1.63	-	$3.72	$2.50	$765,890
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(4,094)	$—	-	$—	$1,081.02	$—
Balance outstanding, December 31, 2020	2,460,677	$1.63	-	$2,452.80	$4.17	$990,930	9.40	years
Vested awards and those expected to vest as of December 31, 2020	2,381,240	$3.24	-	$2,452.80	$4.23	$960,978	9.40	years
Vested and exercisable at December 31, 2020	38,140	$3.24	-	$2,452.80	$109.63	$8,063	8.39	years

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were 31,526 granted to employees during 2019. The total fair value of awards vested during the year ended December 31, 2020 was $0.1 million and was de minimis for the year ended December 31, 2019.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.

As of December 31, 2020, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was approximately $6.1 million to be recognized over a weighted-average remaining vesting period of approximately 2.2 years.

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards granted to employees during the years ended December 31, 2020.

	Year Ended
	December 31,
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

Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. On April 1, 2016, we determined that we had sufficient history of issuing stock options and decreased our estimated forfeiture rate from 10%, which was based on the historical experience of our former parent, to 3%, which is our actual historical forfeiture rate. The forfeiture rate was 10% through the end of the 3rd fiscal quarter ended March 31, 2016 and was the adjusted to 3% through the end of the fiscal year June 30, 2016 based on the aforementioned historical analysis. The forfeiture rate was 3% for the years ended December 31, 2020 and 2019. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

10. Income Taxes

We provide for income taxes under ASC 740. Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Our loss before income taxes was $20.3 million and $7.9 million for the years ended December 31, 2020 and 2019, respectively, and was generated entirely in the United States and Canada.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The income tax expense for the year ended December 31, 2020 was $30,584 and income tax benefit for the year ended December 31, 2019 was $0.9 million. For 2020, taxes paid are related to our Canadian entity. For 2019, the income tax benefit resulted from the sale of state net operating losses totaling $11.4 million.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

The significant components of our deferred tax assets are comprised of the following:

	As of December 31,
	2020	2019
Federal net operating loss (“NOL”)	$19,665,840	$16,812,626
State NOL	4,497,069	2,439,015
Research and development credits	2,099,921	1,350,305
Lease liability	172,674	242,234
Stock compensation & other	1,108,314	889,167
Deferred tax asset valuation allowance	(26,812,522)	(20,945,997)
Total deferred tax asset	731,296	787,350

Deferred tax liability (In-Process R&D)	(957,000)	(957,000)
Right-of-use asset	(183,318)	(239,372)
Total deferred tax liability	(1,140,318)	(1,196,372)

Net deferred tax liability	$(409,022)	$(409,022)

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses since inception, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2020 and 2019, including those related to Canada. The valuation allowance for deferred tax assets related to Canada as of December 31, 2019 were recorded during 2020, as described in Note 2. We have recorded a net deferred tax liability of $409,022 related to in-process research and development as a result of the acquisition of Ciclofilin. It is our position that the acquired in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets.

The valuation allowance increased/(decreased) by $5.9 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively, due primarily to the generation of net operating losses during these periods.

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year Ended December 31,
	2020	2019
U.S. statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.6	11.6
Research and development credits	2.1	4.0
Warrant liability and contingent consideration	(0.2)	1.5
Foreign tax differential	—	(0.1)
Other	(1.7)	(4.7)
Valuation allowance	(29.9)	(21.9)
Effective tax rate	(0.1)%	11.4%

As of December 31, 2020 and 2019, we had U.S. federal and state net operating loss carryforwards of $148.1 million and $107.3 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2022. We also had federal and state research and development tax credit carryforwards of approximately $1.7 million as of December 31, 2020, which will begin to expire in December 2023.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We have completed several financings since our inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future. We have not conducted an assessment to determine whether there may have been a Section 382 or 383 ownership change.

We file income tax returns in the United States, Canada and various state jurisdictions. Our federal income tax returns for the years 2016 and forward and state income returns for the years 2015 and forward remain subject to examination by the Internal Revenue Service (“IRS”) and state authorities. Our tax returns in Canada are also subject to examination.

We had an unrecognized tax position of $283,600, a corresponding accrual for penalties and interest in the amount of $148,400, as a component of income tax expense, accrued through December 31, 2019. There are no amounts included in the unrecognized tax benefit at December 31, 2019 that will impact the effective rate if recognized. During the year ended December 31, 2020, the unrecognized tax position along with the corresponding interest and penalties were paid and the accrual has been reduced to $0 at December 31, 2020 and we no longer have an unrecognized tax position.

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

	Year Ended
	December 31,
Basic and diluted net (loss) income per common share	2020	2019
Numerator:
Net loss	$(20,353,938)	$(7,037,338)
Preferred stock deemed dividend	(5,287)	(5,442,947)
Net loss attributable to common stockholders	$(20,359,225)	$(12,480,285)
Denominator:
Weighted average common shares outstanding	9,677,832	2,043,244
Net loss per share of common stock—basic and diluted	$(2.10)	$(6.11)

The following outstanding securities at December 31, 2020 and 2019 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year Ended
	December 31,
	2020	2019
Common shares issuable upon conversion of Series A preferred stock	3,184	85,581
Common shares issuable upon conversion of Series C preferred stock	16,747	1,827
Stock options	2,460,677	41,271
Warrants – liability classified	102,642	107,998
Warrants – equity classified	3,118,568	2,430,568
Total	5,701,818	2,667,245

The liability and equity classified warrants disclosed above have been excluded from the computation of diluted earnings per share because the exercise price of the warrants exceeds the average market price of our common stock for the period they were outstanding.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12. Commitments and Contingencies

Contractual Obligations

In August 2014, we entered into a lease for corporate office space in Edison, New Jersey. In December 2017, we entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. In May 2018, we entered into a 3-year lease for office equipment to be used at our corporate office space in Edison, New Jersey. In October 2019, we entered into a 3-year lease for office and research laboratory space in Edmonton, Canada. Prior to signing this lease, the space was previously on a month-to-month basis.

Legal Proceedings

We are involved in legal proceedings of various types. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Additionally, while any litigation contains an element of uncertainty, we have at this time no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our consolidated financial condition or results of operations.

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

Operating leases where we are the lessee are included under the caption “Right of Use Assets” on our consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

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

We adopted ASC 842 in the first quarter of 2019 using an alternative modified retrospective approach, in which prior periods will not be restated. As a result of the adoption, as of January 1, 2019, we recognized an operating lease liability of $0.8 million based on the present value of the minimum rental payments of the leases and a corresponding ROU asset of $0.8 million. As of December 31, 2020, the ROU assets were $0.6 million, the current lease liabilities were $0.3 million, and the non-current lease liabilities were $0.3 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.

Rent expense for the years ended December 31, 2020 and 2019 was $0.3 million and $0.3, respectively. The weighted average remaining term of our noncancelable operating leases is 2.13 years. Future minimum rental payments under our noncancelable operating leases at December 31, 2020 is as follows:

2021	$287,977
2022	271,885
2023	53,902
2024 and thereafter	—
Total	613,764
Present value adjustment	(38,183)
Lease liability at December 31, 2020	$575,581

Employment Agreements

We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13. Subsequent Events

On February 16, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative  (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 44,200,000 shares of our common stock, par value $0.0001 (the “Shares”), at a public offering price of $2.00 per share, which resulted in net proceeds to us of approximately $82.1 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We intend to use the net proceeds of this Offering to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures.The Offering closed on February 18, 2021, subject to customary closing conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2020, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of December 31, 2020, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.

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

Remediation of Material Weaknesses

We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:

Control environment:

●	We are utilizing the services of external consultants to review our internal controls environment and make recommendations to remediate the material weaknesses in our financial reporting.

Period end financial close and reporting:

●	We assessed our companywide accounting resource requirements and as a result have hired a Director of Financial Reporting with the appropriate technical accounting and financial reporting experience and are in the process of hiring additional experienced accounting personnel in order to improve the overall efficiency of our accounting and reporting processes.
●	We have implemented several software solutions including software for the reporting of stock-based compensation and software related to public company reporting in order to improve our financial reporting process.
●	We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.
●	We are utilizing the services of external tax consultants to improve our income taxes reporting process for deferred tax assets, deferred tax liabilities and income taxes payable and the related income tax expense.
●	We have engaged a third party consultant to assist us in reviewing our business process internal controls and improving our internal control documentation.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to exemptions provided to issuers that are non-accelerated filers as defined in Section 2(a) of the Securities Act of 1933.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2020.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11.       Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 13.       Certain Relationships, Related Person Transactions and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14.       Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Hepion Pharmaceuticals, Inc. appearing on page 57 of this report.

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

3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
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

4.2	Form of Warrant issued in April Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on April 18, 2019).
4.3	Form of Warrant issued in June Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on June 5, 2019).

4.4

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.6 to Form 10-K filed with the Securities and Exchange Commission on May 14, 2020 and incorporated herein by reference).

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

10.4	Form of Securities Purchase Agreement in April Offering (incorporated by reference to exhibit 10.11 to Form S-1 filed on April 18, 2019).
10.5	Form of Securities Purchase Agreement in June Offering (incorporated by reference to Exhibit 10.12 to Form S-1 filed June 5, 2019).
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

Date: March 31, 2021

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

Signature	Title	Date

/s/ ROBERT FOSTER	Chief Executive Officer	March 31, 2021
Robert Foster	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer	March 31, 2021
John Cavan	(Principal Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	March 31, 2021
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	March 31, 2021
John Brancaccio

/s/ ARNOLD LIPPA	Director	March 31, 2021
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	March 31, 2021
Timothy Block

/s/ THOMAS ADAMS	Director	March 31, 2021
Thomas Adams

/s/ PETRUS WIJNGAARD	Director	March 31, 2021
Petrus Wijngaard