Form 10-K/A
period 2020-12-31
Hepion Pharmaceuticals, Inc.
filed 2021-04-28
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

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

The number of shares of the registrant’s Common Stock outstanding as of February 28, 2021 was 32,025,153.

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Hepion Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of April 28, 2021:

Name	Age	Position(s)
Gary S. Jacob, Ph.D.	74	Chairman of the Board of Directors
Robert Foster, Ph.D.	62	Chief Executive Officer and Director
John Cavan	62	Chief Financial Officer
John P. Brancaccio	73	Director
Thomas Adams, Ph.D.	78	Director
Timothy Block, Ph.D.	66	Director
Arnold Lippa, Ph.D.	74	Director
Petrus “Peter” Wijngaard, Ph.D.	58	Director

Gary S. Jacob, Ph.D. has served as our Chairman of the Board since March 19, 2014, and earlier served as our Chief Executive Officer from May 15, 2013 until March 19, 2014. Dr. Jacob has served as Chief Executive Officer and a director of OKYO Pharma Ltd. since January 2021. From November 2018 until March 2020, Dr. Jacob served as Chief Executive Officer of Immuron Limited, an Australian microbiome biopharmaceutical company. Previously, Dr. Jacob was the Chairman of the Board, President and Chief Executive Officer of Synergy Pharmaceuticals Inc., a biopharmaceutical company, where he held various positions from July 2008 to October 2018. On December 12, 2018, Synergy Pharmaceuticals Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from May 2003 until January 2013 and a director from October 2004 until January 2013. Dr. Jacob currently serves as a director of Cardiff Oncology, Inc., a clinical-stage oncology therapeutics company. Dr. Jacob also serves as a director of Virpax Pharmaceuticals, Inc. and Rasna Therapeutics, Inc. Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s experience as a biotechnology company chief executive officer provides him with valuable management and leadership abilities which the Board believes qualifies him to be a director of our Company.

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

John Cavan has been our Chief Financial Officer since March 2016. Previously, Mr. Cavan was a consultant with The Pine Hill Group where he was instrumental in completing several financial transactions, including initial public offerings, business combinations and strategic transactions. Prior to his role with the Pine Hill Group, he served as Chief Accounting Officer at Stemline Therapeutics, Inc. Preceding his role at Stemline, Mr. Cavan was Vice President and Chief Accounting Officer at Aegerion Pharmaceuticals, Inc. He has also held financial positions within the healthcare industry at AlgoRx Pharmaceuticals, Inc. and Alpharma. Mr. Cavan served in a variety of financial and operational positions early in his career during tenures with large multinational public companies, including Sony, American Express, International Specialty Products (an Ashland Company) and Nestlé U.S.A. Mr. Cavan currently serves on the Board of Directors of Vantage Health Systems. He holds a B.B.A in Accountancy from Iona College and an M.B.A. in Finance from Seton Hall University.

John P. Brancaccio, a retired CPA, has served as a director of our Company since May 15, 2013. Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies from April 2004 until May 2017. Mr. Brancaccio served as a director for Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and was formerly a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004 until May 2020. He is also a director of Cardiff Oncology, Inc. since December 2005, Rasna Therapeutics, Inc. since September 2016, OKYO Pharma Limited since June 2020 and Tiziana Life Sciences plc since July 2020. Mr. Brancaccio served as a director of Synergy from July 2008 until April 2019.. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our Company.

Thomas Adams, Ph.D. has served as a director of our Company since September 2016. Dr. Adams served as Chairman of the Board of Cardiff Oncology, Inc. from April 2009 until April 2020, Executive Chairman from April 2020 to December 2020 and director since April 2009. Dr. Adams also served as Chief Executive Officer of Cardiff from June 2018 until April 2020 and interim Chief Executive Officer from March 2016 until April 2016. Dr. Adams has served as the Chairman of Clearbridge BioPhotonics, Inc., an imaging solutions company, since April 2013. From June 2005 through 2011, Dr. Adams served as a director of IRIS International, Inc., a diagnostics company, and has served as Chief Technology Officer of IRIS since April 2006. Dr. Adams was the Head of Iris Molecular Diagnostics from 2006 until November 2012 and has served as the President of Iris Personalized Medicine since 2011. In November 2012, IRIS was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. The Board believes that Dr. Adams’ executive leadership, particularly in the diagnostic field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our Company.

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

Petrus “Peter” Wijngaard, Ph.D. has served as a director of our company since June 10, 2020. Dr. Wijngaard most recently served as Executive Vice President, Chief Development Officer at The Medicines Company (“MDCO”), where he led the overall development and global medical affairs activities for hypercholesterolemia drug candidate, inclisiran. Dr. Wijngaard was instrumental in Novartis’ US $9.7 billion acquisition of MDCO that was completed in January 2020. Previously, Dr. Wijngaard led European Medical Affairs and Development at Viropharma Inc. (which was subsequently acquired by Shire Pharmaceuticals in 2013 and is now part of The Takeda Pharmaceutical Company Limited) and held various positions at Hoffmann-La Roche, including International Medical Manager and Lifecycle Leader for the transplantation portfolio, as well as managing the Genentech alliance as Global Alliance Director. He served on the Board of Directors of Isotechnika Pharmaceuticals, Aurinia Pharmaceuticals and Ciclofilin Pharmaceuticals, which was acquired by Hepion in 2016. As an author of more than 50 scientific articles, Dr. Wijngaard has published extensively on transplant immunology and immunosuppression. He has a Ph.D. in Transplantation Immunology from Utrecht University, the Netherlands.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Board Leadership Structure and Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board believes that establishing the right “tone at the top” and that full and open communication between executive management and the Board are essential for effective risk management and oversight. Our CEO communicates frequently with members of the Board to discuss strategy and challenges facing our company. Senior management usually attends our regular quarterly Board meetings and is available to address any questions or concerns raised by the Board on risk management-related and any other matters. Each quarter, the Board receives presentations from senior management on matters involving our key areas of operations.

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Drs. Jacob, Adams, Block, Lippa, Wijngaard and Mr. Brancaccio to be “independent.” Dr. Foster, our Chief Executive Officer, is not considered to be “independent” as defined by Nasdaq Listing Rule 5605(a)(2).

Board of Directors Meetings

During the year ended December 31, 2020, our Board met 8 times, including telephonic meetings, the Audit Committee met 4 times, the Compensation Committee met 5 times and the Corporate Governance/Nominating Committee met 3 times. All directors attended 100% of the aggregate number of meetings of the Board, all of the Audit Committee members attended 100% of the Audit Committee meetings, all of the Compensation Committee members attended 100% of the Compensation Committee meeting, and all of the Corporate Governance/Nominating Committee members attended 100% of the Corporate Governance/Nominating Committee meeting.

Information Regarding Board Committees

Our Board has established standing Audit, Compensation and Corporate Governance/Nominating Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. All committees operate under a written charter adopted by our Board, each of which is available on our Internet website at www.hepionpharma.com/investors/governance.

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

The Audit Committee currently consists of Mr. Brancaccio, chairman, Dr. Lippa and Dr. Adams. We believe that each of Mr. Brancaccio, Dr. Lippa and Dr. Adams is “independent” as that term is defined under applicable SEC and Nasdaq rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The charter is available on our website at www.hepionpharma.com.

Compensation Committee

The Compensation Committee has responsibility for assisting the Board in, among other things, (i) evaluating and making recommendations regarding the compensation of the executive officers and directors of our company, (ii) assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, (iii) producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, (iv) periodically evaluating the terms and administration of our incentive plans and benefit programs and (v) monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

The Compensation Committee currently consists of Dr. Wijngaard, chairman, Mr. Brancaccio, Dr. Lippa and Dr. Adams. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at www.hepionpharma.com.

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

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the Board in, among other things, (i) effecting board organization, membership and function including identifying qualified board nominees, (ii) effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates, (iii) establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers, (iv) development and evaluation of criteria for board membership such as overall qualifications, term limits, age limits and independence and (v) oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board based on the criteria, skills and qualifications that have been recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded Board.

The Corporate Governance/Nominating Committee currently consists of Dr. Block, chairman, Dr. Lippa, and Mr. Brancaccio. We believe that all of the members are “independent” under the current listing standards of Nasdaq. Our Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at www.hepionpharma.com.

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

The full text of the Code of Business Conduct and Ethics is posted on our website at http://www.hepionpharma.com/investors/governance. Any waiver of the Code of Business Conduct and Ethics for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Business Conduct and Ethics, or waivers from our Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Business Conduct and Ethics for our other executive officers and our directors on our website. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Hepion Pharmaceuticals, Inc. 399 Thornall Street, First Floor, Edison, NJ 08837.

Item 11.       Executive Compensation.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31, 2020 and 2019.

Name & Principal Position	Year	Salary	Option granted(2)	Non-equity incentive plan compensation(1)(3)	Total
Dr. Robert Foster.	December 2020	$400,000	$2,173,180	$200,000	$2,773,180
Chief Executive Officer	December 2019	$400,000	$21,102	$200,000	$621,102
John Cavan.	December 2020	$325,000	$1,360,535	$81,250	$1,766,785
Chief Financial Officer	December 2019	$291,136	$12,635	$72,917	$376,688

(1)	Non-equity incentive compensation amounts are for performance during the years ended December 31, 2020 and 2019, whether or not paid in the year the compensation was earned.

(2)	Our named executive officers will only realize compensation to the extent the fair market value of our common stock is greater than the exercise price of such stock options. The grant date fair value of option awards granted in 2020 is in accordance with ASC Topic 718, or ASC 718. For information regarding assumptions underlying the valuation of equity awards, see Note 9 contained in the Annual Report on Form 10-K for the year ended December 31, 2020.

(3)	Represents cash incentive payments earned based upon the achievement of corporate objectives established by our Board for performance during the years ended December 31, 2020 and 2019.

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

Outstanding Equity Awards as of December 31, 2020

	Number of Securities
	Underlying Unexercised		Option	Option
	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date(1), (2)
Dr. Robert Foster	179	—	515.20	6/10/2026
Chief Executive Officer	3,233	6,467	3.24	7/29/2029
	126,666	253,334	1.63	4/3/2030
	—	212,000	3.72	8/19/2030

John Cavan	179	—	677.60	4/1/2026
Chief Financial Officer	34	—	616.00	8/26/2026
	27	—	324.80	7/20/2027
	1,940	3,880	3.24	7/24/2029
	71,666	143,334	1.63	4/3/2030
	—	160,000	3.72	8/19/2030

Director Compensation

During year ended December 31, 2020, our non-employee directors received the following compensation for their services on the Board and its committees:

Name	Cash Fees	Option Awards(1)	Total
Gary S. Jacob (2)	$106,625	$204,151	$310,776
John P. Brancaccio (3)	99,375	204,151	303,526
Arnold Lippa (4)	97,500	204,151	301,651
Timothy Block (5)	88,025	204,151	292,176
Thomas Adams (6)	92,500	204,151	296,651
Petrus Wjjngaard (7)	53,250	47,302	100,552

(1)	510,000 option awards were issued during the year ended December 31, 2020.
(2)	As of December 31, 2020, Dr. Jacob held 92,785 option awards of which 62,785 are exercisable.
(3)	As of December 31, 2020, Mr. Brancaccio held 91,332 option awards of which 61,332 are exercisable.
(4)	As of December 31, 2020, Dr. Lippa held 91,110 option awards of which 61,110 grants are exercisable.
(5)	As of December 31, 2020, Dr. Block held 91,276 option awards of which 61,276 are exercisable.
(6)	As of December 31, 2020, Dr. Adams held 91,051 option awards of which 61,051are exercisable.
(7)	As of December 31, 2020, Dr. Petrus Wijngaard held 60,000 option awards of which 10,000 are exercisable.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 28, 2021, based on 76,225,245 shares issued and outstanding by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of the Record Date. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Hepion Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, New Jersey 08837.

Beneficial Owner	Number of Shares Benefically Owned	Shares of common stock issuable upon exercise of stock options	Shares of common stock issuable upon exercise of warrants	Percentage of common stock Benefically owned
Directors and Executive Officers
John Cavan	4,936	73,846	123	*
Dr. Robert Foster	25,861	130,078	0	*
Gary S. Jacob	12,197	62,785	123	*
John Brancaccio	7,039	61,332	25	*
Timothy Block	-	61,276	-	*
Arnold Lippa	138	61,110	123	*
Thomas Adams	-	61,051	-	*
Petrus Wijngaard	20,006	10,000	-	*
All current executive officers and directors as a group (8 persons)	70,177	521,478	394	*

* less than one percent.

Item 13.       Certain Relationships, Related Person Transactions and Director Independence.

The following is a description of transactions or series of transactions since January 1, 2019 or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

None

Item 14.       Principal Accountant Fees and Services.

The aggregate fees billed to the Company by BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm, for the indicated services for each of the last two (2) fiscal years were as follows:

	2020	2019
Audit fees (1)	$422,865	$415,660

(1)	Audit fees consist of fees for professional services performed by BDO for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters. There were no Audit Related, Tax, or Other fees for either period presented.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firm.

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

(b)         EXHIBITS

Exhibit Number	Exhibit Description
1.2	At Market Issuance Sales Agreement dated February 12, 2020 by and between Hepion Pharmaceuticals, Inc. and B. Riley FBR, Inc (filed as Exhibit 1.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on February 12, 2020 and incorporated herein by reference).
3.1(a)	Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.1(b)	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2014 and incorporated herein by reference).
3.1(c)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by reference).
3.1(d)	Certificate of Amendment of Certificate of Incorporation of Hepion Pharmaceuticals, Inc. dated May 25, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 29, 2018 and incorporated herein by reference).
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
3.1(f)	Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).
3.1(g)	Certificate of Designation of Preference, Rights and Limitations of Series E Convertible Preferred Stock, filed with the Secretary of the State of Delaware on June 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2019)
3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18\, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
3.2	By-Laws of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
4.1	Warrant Agency Agreement, dated as of July 2, 2018, by and between the Company and Philadelphia Stock Transfer, Inc. (filed as Exhibit 4.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
4.2	Form of Warrant issued in April Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on April 18, 2019).
4.3	Form of Warrant issued in June Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on June 5, 2019).

4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
10.1	2013 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on May 4, 2015 and incorporated herein by reference).**
10.2	Executive Agreement, dated June 10, 2016, between Hepion Pharmaceuticals, Inc. and Dr. Robert Foster (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2016 and incorporated herein by reference.)**
10.3	Form of Securities Purchase Agreement dated March 13, 2019 by and among the Company and the Investor (filed as Exhibit 10.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on March 19, 2019 and incorporated herein by reference).
10.4	Form of Securities Purchase Agreement in April Offering (incorporated by reference to exhibit 10.11 to Form S-1 filed on April 18, 2019).
10.5	Form of Securities Purchase Agreement in June Offering (incorporated by reference to Exhibit 10.12 to Form S-1 filed June 5, 2019).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)
21.1	List of Subsidiaries (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
24	Power of Attorney (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020)
31.1*	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
101.SCH	XBRL Taxonomy Extension Schema (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
101.LAB	XBRL Taxonomy Label Linkbase (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)

* Filed herewith

†     Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

**     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 28, 2021

HEPION PHARMACEUTICALS, INC.

By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT FOSTER	Chief Executive Officer	April 28, 2021
Robert Foster	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer	April 28, 2021
John Cavan	(Principal Financial and Accounting Officer)

*.	Chairman, Board of Directors	April 28, 2021
Gary S. Jacob, PhD.

*	Director	April 28, 2021
John Brancaccio

*	Director	April 28, 2021
Arnold Lippa

*	Director	April 28, 2021
Timothy Block

*	Director	April 28, 2021
Thomas Adams

/*	Director	April 28, 2021
Petrus Wijngaard

*By:	/s/ Robert Foster
Robert Foster, Attorney-in-Fact