Form 10-Q
period 2021-03-31
Hepion Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 7, 2021 was 76,225,245.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited condensed consolidated financial statements as of and for the year ended December 31, 2020 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements. Cautionary Note Regarding Forward-Looking Statements.

HEPION PHARMACEUTICALS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020
		(Note 2)
Assets
Current assets:
Cash	$115,449,085	$40,726,838
Prepaid expenses	2,295,646	1,907,461
Total current assets	117,744,731	42,634,299
Property and equipment, net	172,402	108,440
Right-of-use assets	493,717	556,492
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	285,098	285,098
Total assets	$123,756,872	$48,645,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,662,444	$3,722,429
Accrued expenses	817,280	659,572
Operating lease liabilities, current	211,140	279,826
Current portion of long-term debt	176,585	—
Total current liabilities	2,867,449	4,661,827
Contingent consideration	2,600,000	2,570,000
Long-term debt	—	176,585
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	300,383	295,755
Derivative financial instruments, at estimated fair value—warrants	5,462	11,673
Total liabilities	6,182,316	8,124,862
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,807 and 1,817 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	851,607	856,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,225,245 and 32,025,153 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	7,623	3,203
Additional paid in capital	226,022,287	142,910,523
Accumulated deficit	(110,162,769)	(104,105,463)
Total stockholders’ equity	117,574,556	40,520,391
Total liabilities and stockholders’ equity	$123,756,872	$48,645,253
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$—	$—
Costs and expenses:
Research and development	3,498,655	2,637,331
General and administrative	2,532,808	1,549,606
Total operating expenses	6,031,463	4,186,937
Loss from operations	(6,031,463)	(4,186,937)

Other income (expense):
Interest expense	(2,054)	—
Change in fair value of derivative instruments (warrants) and contingent consideration	(23,789)	(39,680)
Loss before income taxes	(6,057,306)	(4,226,617)
Income tax benefit (expense)	—	—
Net loss and comprehensive loss	(6,057,306)	(4,226,617)
Deemed dividend (see Note 5)	(5,287)	—
Net loss attributable to common shareholders	$(6,062,593)	$(4,226,617)

Weighted average common shares outstanding:
Basic and diluted	52,160,742	4,345,699

Net loss per common share: (see Note 10)
Basic and diluted	$(0.12)	$(0.97)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	32,025,153	$3,203	$142,910,523	$(104,105,463)	$40,520,391
Net loss	—	—	—	—	—	—	—	(6,057,306)	(6,057,306)
Stock-based compensation expense	—	—	—	—	—	—	957,871	—	957,871
Conversion of preferred stock to common	—	—	(10)	(10,000)	92	—	10,000	—	—
Accretion of discount	—	—	—	5,287	—	—	(5,287)	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	82,153,600
Balance at March 31, 2021	85,581	$855,808	1,807	$851,607	76,225,245	$7,623	$226,022,287	$(110,162,769)	$117,574,556

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	85,581	$855,808	1,827	$861,033	3,760,255	$375	$97,651,006	$(83,751,525)	$15,616,697
Net loss	—	—	—	—	—	—	—	(4,226,617)	(4,226,617)
Stock-based compensation expense	—	—	—	—	—	—	8,246	—	8,246
Issuance of common stock, net	—	—	—	—	2,311,867	231	6,788,234	—	6,788,465
Warrant exercises	—	—	—	—	2,000	—	12,000	—	12,000
Balance at March 31, 2020	85,581	$855,808	1,827	$861,033	6,074,122	$606	$104,459,486	$(87,978,142)	$18,198,791

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,057,306)	$(4,226,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	957,871	8,246
Depreciation and amortization	18,143	6,527
Change in fair value of derivative instrument-warrants	(6,211)	9,680
Change in fair value of contingent consideration	30,000	30,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,902,277)	277,715
Prepaid expenses and other assets	(389,468)	(783,513)
Net cash used in operating activities	(7,349,248)	(4,677,962)

Cash flows from investing activities:
Purchase of property and equipment	(82,105)	—
Proceeds from disposal of property and equipment	—	2,194
Net cash (used in) provided by investing activities	(82,105)	2,194

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	82,153,600	6,788,465
Proceeds from the exercise of warrants	—	12,000
Net cash provided by financing activities	82,153,600	6,800,465
Net increase in cash	74,722,247	2,124,697
Cash at beginning of period	40,726,838	13,922,972
Cash at end of period	$115,449,085	$16,047,669

Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$10,000	$—
Accretion of Series C preferred stock discount upon conversion	$5,287	$—
Warrants issued to placement agent	$2,013,055	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

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
Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof of concept clinical trial of CRV431 in humans - 4,317 shares of common stock and $3,000,000, (ii) upon initiation of a Phase III trial of CRV431 - $5,000,000, and (iii) upon acceptance by the FDA of a new drug application for CRV431 – $8,000,000. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in CRV431. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.45 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $450,000, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2,000,000. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of CRV431 which is uncapped, (y) a royalty of 5% on license revenue from CRV431 and (z) a payment equal to 30% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $150,000 plus interest will owed. The maximum obligation under both (y) and (z) is CAD $5,000,000.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2. Basis of Presentation
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 contained in our Annual Report on Form 10-K.
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity
As of March 31, 2021, we had $115.4 million in cash, an accumulated deficit of $110.2 million, and working capital of $114.9 million. For the three months ended March 31, 2021, cash used in operating activities was $7.3 million and we had a net loss of $6.1 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We currently anticipate that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
We will be required to raise additional capital in future years to continue the development and commercialization of current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak nor estimate the potential impact to our fiscal year 2021 financial statements at this time, if the pandemic continues, it could have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely in fiscal year 2021.
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
The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 13, 2020. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We plan to repay the total amount of the loan in 2021, which is reflected in the consolidated balance sheet as current debt.
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
Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.
Cash
As of March 31, 2021 and December 31, 2020, cash was $115.4 million and $40.7 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced losses related to these balances.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820 establishes a three-tier fair value hierarchy that distinguishes among the following:
•Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we can access.
•Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.
•Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
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
Derivative Financial Instruments
We issued common stock warrants in connection with the execution of certain equity financings. The fair value of the warrants, which were deemed to be derivative instruments based on certain contingent put features, was recorded as a derivative liability under the provisions of ASC Topic 815 Derivatives and Hedging (“ASC 815”) upon issuance. Subsequently, the liability is adjusted to fair value as of the end of each reporting period and the changes in the fair value of derivative liabilities are recorded in the statements of operations under the caption “Change in fair value of derivative financial instruments—warrants.” See Note 5 for additional information.
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
The fair value of warrants was affected by changes in inputs to the Black-Scholes option pricing model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2021 and December 31, 2020, the fair value of all warrants was $5,462 and $11,673, respectively, which are classified as a long-term derivative liability on our condensed consolidated balance sheets.
Property, equipment and depreciation
As of March 31, 2021 and December 31, 2020, we had $0.2 million and $0.1 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the three months ended March 31, 2021 and 2020 was $18,143 and $6,527, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at March 31, 2021 or December 31, 2020.
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
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-4, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable.
The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.
Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. We performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of our reporting was less than its carrying value. There was no impairment of goodwill for the three months ended March 31, 2021 and 2020.
In-Process Research and Development ("IPR&D") acquired in a business combination is capitalized as indefinite-lived assets on our condensed consolidated balance sheets at the acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.
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
We performed a qualitative assessment of IPR&D and determined that it was not more likely than not that the asset was impaired. There was no impairment of IPR&D for the three months ended March 31, 2021 and 2020.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Under the provisions of the Internal Revenue Code, our net operating loss ("NOL") and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We have completed several financings since our inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future. We plan to conduct an assessment in 2021 to determine whether there may have been a Section 382 or 383 ownership change.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2021 and December 31, 2020, we had prepaid research and development costs of $1.9 million and $1.8 million, respectively.
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
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Our reporting currency is the U.S. dollar. The assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at March 31, 2021 and December 31, 2020.
Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at March 31, 2021 and December 31, 2020.
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
4. Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Additionally, the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, the standard requires applying the if-converted method to calculate convertible instruments’ impact on diluted earnings per share (“EPS”). The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. We are currently evaluating the effect this ASU will have on our consolidated financial statements and related disclosures. We adopted this standard on January 1, 2021 and the impact that this guidance had on our condensed consolidated financial statements was immaterial.
5. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of March 31, 2021, there were 85,581 shares outstanding. During the three months ended March 31, 2021, no shares of the Series A were converted.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of March 31, 2021, there were 1,807 shares outstanding. During the three months ended March 31, 2021, 10 shares of the Series C were converted into 92 shares of our common stock.
Common Stock and Warrant Offering
On October 7, 2015, we entered into an underwriting agreement related to the public offering and sale of 8,929 shares of common stock and warrants to purchase up to 5,357 shares of common stock, at a fixed combined price to the public of $1,680 under our prior shelf registration statement on Form S-3. The shares of common stock and warrants were issued separately on October 13, 2015. The warrants were immediately exercisable and will be exercisable for a period of five years from the date of issuance at an exercise price of $2,380.00 per share. These warrants expired in October 2020.
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
The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. Other than for the fair value of common stock, we developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility (stock price volatility of comparable companies prior to 2020), the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Price of Hepion common stock	$1.84	$2.19
Expected warrant term (years)	0.01 years	0.25 years
Risk-free interest rate	0.64%	0.27%
Expected volatility	123%	124%
Dividend yield	—	—
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Price of Hepion common stock	$1.84	$2.19
Expected warrant term (years)	1.06 years	1.31 years
Risk-free interest rate	0.64%	0.27%
Expected volatility	116%	115%
Dividend yield	—	—
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
The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Price of Hepion common stock	$1.84	$2.19
Expected warrant term (years)	2.25 years	2.50 years
Risk-free interest rate	0.64%	0.27%
Expected volatility	117%	118%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the components of changes in our derivative financial instruments liability balance for the Three Months Ended March 31, 2021:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments liability	102,642	$11,673
	Change in fair value of warrants for the three months ended March 31, 2021	—	(6,211)
March 31, 2021	Balance of derivative financial instruments liability	102,642	$5,462
Common Stock Offering
On February 16, 2021, we entered into an underwriting agreement ("Underwriting Agreement") with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the Representative") of the underwriters ("collectively, the Underwriters") listed therein, with respect to an underwritten public offering ("Offering") of 44,200,000 shares of our common stock, par value $0.0001, at a public offering price of $2.00 per share, which resulted in net proceeds to us of approximately $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. Upon closing of the Offering, we issued to the Representative as compensation warrants to purchase 1,150,000 shares of common stock, or the Representative’s Warrants. The Representative’s Warrants will be exercisable at $2.50 per share. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one half year period commencing 180 days from February 19, 2020. We determined that the Representative Warrants should be recorded in the consolidated financial statements as equity classified.
6. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at March 31, 2021 and December 31, 2020.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2021:
Contingent consideration	$2,600,000	$—	$—	$2,600,000
Derivative liabilities related to warrants	$5,462	$—	$—	$5,462

As of December 31, 2020:
Contingent consideration	$2,570,000	$—	$—	$2,570,000
Derivative liabilities related to warrants	$11,673	$—	$—	$11,673
The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our condensed consolidated statement of operations. See Note 5 for a rollforward of the derivative liability for the three months ended March 31, 2021. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At March 31, 2021 and December 31, 2020, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	March 31, 2021			December 31, 2020
Discount rate	8.0%			8.0%
Stock price	$1.84			$2.19
Projected milestone achievement dates	September 2021	—	January 2025	June 2021	—	January 2025
Probability of success of milestone achievements	13%	—	40%	13%	—	40%
We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin and in the fourth quarter of 2019, we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of March 31, 2021, due to the uncertainty in the timing of the clinical development of the associated product candidate, the entire balance is classified as a non-current liability.
The following table presents the change in fair value of the contingent consideration for the three months ended March 31, 2021.

Acquisition- related Contingent Consideration
Liabilities:
Balance at December 31, 2020	$2,570,000
Change in fair value recorded in earnings	30,000
Balance at March 31, 2021	$2,600,000
7. Indefinite-lived Intangible Assets and Goodwill
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
CRV431 balance at December 31, 2020	$3,190,000
Change during the three months ended March 31, 2021	—
CRV431 balance at March 31, 2021	$3,190,000
No impairment losses were recorded on IPR&D during the three months ended March 31, 2021 and 2020.
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2020	$1,870,924
Change during the three months ended March 31, 2021	—
Goodwill balance at March 31, 2021	$1,870,924
No impairment losses were recorded to goodwill during the three months ended March 31, 2021 and 2020.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Accrued Liabilities
Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
Payroll and related costs	$306,487	$150,702
Research and development	420,817	438,856
Legal fees	52,875	—
Accrued taxes	—	37,160
Professional fees	15,900	—
Other	21,201	32,854
Total accrued expenses	$817,280	$659,572
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. At our annual meeting of stockholders on July 30, 2020, we received shareholder approval to increase the number of shares issuable under the Plan to 2,500,000. As of March 31, 2021, we had 35,229 shares available for grant.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
General and administrative	$711,591	$5,910
Research and development	246,280	2,336
Total stock-based compensation expense	$957,871	$8,246
A summary of stock option activity under the Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2020	2,460,677	$1.63	-	$2,452.80	$4.17	$990,930	9.40 years
Granted	—	$—	-	$—	$—	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	—	$—	-	$—	$—	$—
Balance outstanding, March 31, 2021	2,460,677	$1.63	-	$2,452.80	$4.17	$199,725	9.15 years
Vested awards and those expected to vest at March 31, 2021	2,398,882	$3.24	-	$2,452.80	$4.21	$195,065	9.15 years
Vested and exercisable at March 31, 2021	47,515	$3.24	-	$2,452.80	$88.38	$—	8.35 years
There were no options granted to employees during the three months ended March 31, 2021 and 2020, respectively. The total fair value of the shares vested during the three months ended March 31, 2021 was de minimis.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2021, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $5.2 million to be recognized over a weighted-average remaining vesting period of approximately 2.0 years.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
Basic and diluted net (loss) income per common share	2021	2020
Numerator:
Net loss	$(6,057,306)	$(4,226,617)
Preferred stock deemed dividend	(5,287)	—
Net loss attributable to common stockholders	$(6,062,593)	$(4,226,617)
Denominator:
Weighted average common shares outstanding	52,160,742	4,345,699
Net loss per share of common stock—basic and diluted	$(0.12)	$(0.97)

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following outstanding securities at March 31, 2021 and 2020 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,654	16,839
Stock options	2,460,677	41,271
Warrants – liability classified	102,642	107,998
Warrants – equity classified	4,223,568	2,428,568
Total	6,806,725	2,597,860
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
As of March 31, 2021, the ROU assets were $0.5 million, the current lease liabilities were $0.2 million, and the non-current lease liabilities were $0.3 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The weighted average remaining term of our noncancelable operating leases is 1.89 years. Future minimum rental payments under our noncancelable operating leases at March 31, 2021 is as follows:

Remainder of 2021	$215,649
2022	271,885
2023	53,902
2024	—
2025 and thereafter	—
Total	541,436
Present value adjustment	(29,913)
Lease liability at March 31, 2021	$511,523
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
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2020 filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2021. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.
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
NASH is the form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis) which is described as NAFLD and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH often have additional predisposing conditions such as diabetes and hypertension, but the exact biochemical events that trigger and maintain the progression are not well known. Many people in the early stages of disease do not have significant clinical symptoms and therefore do not know that they have it. NASH becomes evident and a major concern when the liver becomes fibrotic and puts the individual at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions. Approximately 4–5% of the global population is estimated to have NASH, including the USA. NASH is the leading reason for individuals requiring a liver transplant in the USA. Considering the serious outcomes linked to advancing NASH, the economic and social burden of the disease is enormous. There are no simple blood tests to diagnose or track the progression of NASH, and no drugs are approved to specifically treat the disease.
Artificial Intelligence (AI)
We have created a proprietary AI tool called, “AI-POWR™” to optimize the outcomes of our current clinical programs and to potentially identify novel indications for CRV431 and possibly identify new targets and new drug molecules to broaden our pipeline.
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
The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change and we do not yet know the full extent of potential delays or impacts on our business, financing or clinical trial activities or on healthcare systems or the global economy as a whole. Although we cannot estimate the length or gravity of the impact of the COVID-19 outbreak nor estimate the potential impact to our fiscal year 2021 financial statements at this time, if the pandemic continues, it could have a material adverse effect on our results of future operations, financial position, liquidity, and capital resources, and those of the third parties on which we rely in fiscal year 2021.
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
The Loan, which was in the form of a Note dated April 13, 2020 issued by us, matures on April 13, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 13, 2020. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent and utilities. We used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. We plan to repay the total amount of the loan in 2021, which is reflected in the consolidated balance sheet as short-term debt.

FINANCIAL OPERATIONS OVERVIEW
From inception through March 31, 2021, we have an accumulated deficit of $110.2 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
On February 16, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 44,200,000 shares of our common stock, par value $0.0001 (the “Shares”), at a public offering price of $2.00 per share, which resulted in net proceeds to us of approximately $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds of this Offering to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. The Offering closed on February 18, 2021.
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
During the three months ended March 31, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of March 31, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 4 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
JOBS Act
On December 31, 2020, our status as an emerging growth company ended. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b 2 under the Securities Exchange Act of 1934, after we ceased to qualify as an emerging growth company on December 31, 2020, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.
We expect to qualify as a “smaller reporting company” for the foreseeable future.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	3,498,655	2,637,331	861,324
General and administrative	2,532,808	1,549,606	983,202
Loss from operations	(6,031,463)	(4,186,937)	(1,844,526)

Other income (expense):
Interest expense	(2,054)	—	(2,054)
Change in fair value of derivative instruments (warrants) and contingent consideration	(23,789)	(39,680)	15,891
Loss before income taxes	(6,057,306)	(4,226,617)	(1,830,689)
Income tax benefit (expense)	—	—	—
Net loss	$(6,057,306)	$(4,226,617)	$(1,830,689)
We had no revenues during the three months ended March 31, 2021 and 2020, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended March 31, 2021 and 2020 was $3.5 million and $2.6 million, respectively. The increase of $0.9 million was primarily due to an increase of $0.4 million for costs related to drug supply and various ongoing studies, a $0.2 million increase in employee compensation costs related to an increase in headcount, and a $0.2 million increase in stock-based compensation costs.
General and administrative expenses for the three months ended March 31, 2021 and 2020 was $2.5 million and $1.5 million, respectively. The increase of $1.0 million is primarily related to an increase of $0.7 million in stock-based compensation costs, a $0.1 million increase in insurance costs, a $0.1 million increase in consulting costs and a $0.2 million increase in miscellaneous costs offset by a decrease of $0.1 million in professional fees.
Liquidity and Capital Resources
As of March 31, 2021, we had working capital of $114.9 million compared to working capital of $38.0 million as of March 31, 2020. The increase of $76.9 million in working capital is primarily related to our offering in February 2021.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(7,349,248)	$(4,677,962)
Investing activities	(82,105)	2,194
Financing activities	82,153,600	6,800,465
Net increase (decrease) in cash	$74,722,247	$2,124,697
As of March 31, 2021, we had $115.4 million in cash. Net cash used in operating activities was $7.3 million for the three months ended March 31, 2021 consisting primarily of our net loss of $6.1 million. Changes in non-cash operating activities was $1.0 million, primarily for stock-based compensation. Changes in working capital accounts had a negative impact of $2.3 million on cash primarily for a decrease in accounts payable and accrued expenses.
Net cash used in operating activities was $4.7 million for the three months ended March 31, 2020 consisting of our net loss of $4.2 million. Changes in working capital accounts had a negative impact of $0.2 million on cash.

Net cash used in investing activities during the three months ended March 31, 2021 was $0.1 million related to equipment purchases for research and development. Net cash provided by in investing activities for the three months ended March 31, 2020 was immaterial.
Net cash provided by financing activities was $82.2 million for the three months ended March 31, 2021 due primarily to the issuance of common stock, net of issuance costs. Net cash provided by financing activities was $6.8 million for the three months ended March 31, 2020 due primarily to the issuance of common stock, net of issuance costs.
Common Stock Offerings during 2021
On February 16, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 44,200,000 shares of our common stock, par value $0.0001 (the “Shares”), at a public offering price of $2.00 per share, which resulted in net proceeds to us of approximately $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds from this Offering to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. The Offering closed on February 18, 2021.
Operating and Capital Expenditure Requirements
As of March 31, 2021, we had an accumulated deficit of $110.2 million and expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We currently anticipate that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
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
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses
We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:
Control environment:
•We are utilizing the services of external consultants to review our internal control environment and make recommendations to remediate the material weaknesses in our financial reporting.
Period end financial close and reporting:
•We assessed our company wide accounting resource requirements and as a result have hired a Director of Financial Reporting with the appropriate technical accounting and financial reporting experience and are in the process of hiring additional experienced accounting personnel in order to improve the overall efficiency of our accounting and reporting processes.
•We have implemented several software solutions including software for the reporting of stock-based compensation and software related to public company reporting in order to improve our financial reporting process.
•We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.
•We are utilizing the services of external tax consultants to improve our reporting process for income taxes including deferred tax assets, deferred tax liabilities, income taxes payable and the related income tax expense.
•We have engaged a third-party consultant to assist us in reviewing our business process internal controls and improving our internal control documentation.
As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.
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

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 05/14/2021	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 05/14/2021	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer