Form 10-Q
period 2021-06-30
Hepion Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 11, 2021 was 76,225,245.

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

HEPION PHARMACEUTICALS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	December 31, 2020
		(Note 2)
Assets
Current assets:
Cash	$110,091,003	$40,726,838
Prepaid expenses	3,582,186	1,907,461
Total current assets	113,673,189	42,634,299
Property and equipment, net	162,808	108,440
Right-of-use assets	436,340	556,492
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	420,019	285,098
Total assets	$119,753,280	$48,645,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,086,707	$3,722,429
Accrued expenses	1,669,801	659,572
Operating lease liabilities, current	286,017	279,826
Short-term portion of contingent consideration	2,059,025	—
Total current liabilities	7,101,550	4,661,827
Contingent consideration	1,350,975	2,570,000
Long-term debt	—	176,585
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	166,854	295,755
Derivative financial instruments, at estimated fair value—warrants	3,532	11,673
Total liabilities	9,031,933	8,124,862
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,807 and 1,817 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	851,607	856,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,225,245 and 32,025,153 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	7,623	3,203
Additional paid in capital	226,834,239	142,910,523
Accumulated deficit	(117,827,930)	(104,105,463)
Total stockholders’ equity	110,721,347	40,520,391
Total liabilities and stockholders’ equity	$119,753,280	$48,645,253
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	4,185,942	2,950,340	7,684,597	5,587,671
General and administrative	2,668,657	1,825,074	5,201,465	3,374,680
Total operating expenses	6,854,599	4,775,414	12,886,062	8,962,351
Loss from operations	(6,854,599)	(4,775,414)	(12,886,062)	(8,962,351)

Other income (expense):
Interest expense	(2,492)	—	(4,546)	—
Change in fair value of derivative instruments-warrants and contingent consideration	(808,070)	(69,095)	(831,859)	(108,775)
Loss before income taxes	(7,665,161)	(4,844,509)	(13,722,467)	(9,071,126)
Income tax benefit (expense)	—	(95,571)	—	(95,571)
Net loss and comprehensive loss	(7,665,161)	(4,940,080)	(13,722,467)	(9,166,697)
Preferred stock deemed dividend (see Note 5)	—	—	(5,287)	—
Net loss attributable to common shareholders	$(7,665,161)	$(4,940,080)	$(13,727,754)	$(9,166,697)

Weighted average common shares outstanding:
Basic and diluted	76,225,245	8,494,518	64,259,470	6,420,109

Net loss per common share: (see Note 10)
Basic and diluted	$(0.10)	$(0.58)	$(0.21)	$(1.43)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	32,025,153	$3,203	$142,910,523	$(104,105,463)	$40,520,391
Net loss	—	—	—	—	—	—	—	(6,057,306)	(6,057,306)
Stock-based compensation expense	—	—	—	—	—	—	957,871	—	957,871
Conversion of preferred stock to common	—	—	(10)	(10,000)	92	—	10,000	—	—
Accretion of discount	—	—	—	5,287	—	—	(5,287)	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	82,153,600
Balance at March 31, 2021	85,581	855,808	1,807	851,607	76,225,245	7,623	226,022,287	(110,162,769)	117,574,556
Net loss	—	—	—	—	—	—	—	(7,665,161)	(7,665,161)
Stock-based compensation expense	—	—	—	—	—	—	811,952	—	811,952
Balance at June 30, 2021	85,581	$855,808	1,807	$851,607	76,225,245	$7,623	$226,834,239	$(117,827,930)	$110,721,347

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	85,581	$855,808	1,827	$861,033	3,760,255	$375	$97,651,006	$(83,751,525)	$15,616,697
Net loss	—	—	—	—	—	—	—	(4,226,617)	(4,226,617)
Stock-based compensation expense	—	—	—	—	—	—	8,246	—	8,246
Issuance of common stock, net	—	—	—	—	2,311,867	231	6,788,234	—	6,788,465
Warrant exercises	—	—	—	—	2,000	—	12,000	—	12,000
Balance at March 31, 2020	85,581	855,808	1,827	861,033	6,074,122	606	104,459,486	(87,978,142)	18,198,791
Net loss	—	—	—	—	—	—	—	(4,940,080)	(4,940,080)
Stock-based compensation expense	—	—	—	—	—	—	4,123	—	4,123
Issuance of common stock, net	—	—	—	—	2,950,939	295	4,460,054	—	4,460,349
Balance at June 30, 2020	85,581	$855,808	1,827	$861,033	9,025,061	$901	$108,923,663	$(92,918,222)	$17,723,183

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,722,467)	$(9,166,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,352,770	402,857
Depreciation and amortization	39,552	13,729
Change in fair value of derivative instrument-warrants	(8,141)	28,775
Change in fair value of contingent consideration	840,000	80,000
Change in deferred tax liability	—	30,425
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(208,440)	952,851
Prepaid expenses and other assets	(1,812,204)	(131,256)
Net cash used in operating activities	(12,518,930)	(7,789,316)

Cash flows from investing activities:
Purchase of property and equipment	(93,920)	(11,436)
Proceeds from disposal of property and equipment	—	2,194
Net cash used in investing activities	(93,920)	(9,242)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	82,153,600	11,248,814
Proceeds from debt financing	—	176,585
Repayment of debt financing	(176,585)	—
Proceeds from the exercise of warrants	—	12,000
Net cash provided by financing activities	81,977,015	11,437,399
Net increase in cash	69,364,165	3,638,841
Cash at beginning of period	40,726,838	13,922,972
Cash at end of period	$110,091,003	$17,561,813

Supplementary disclosure of cash flow information:
Cash paid for interest	$2,024	$—
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$10,000	$—
Accretion of Series C preferred stock discount upon conversion	$5,287	$—
Warrants issued to placement agent	$2,013,055	$—

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
Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof-of-concept clinical trial of CRV431 in humans - 4,317 shares of common stock and $3,000,000, (ii) upon initiation of a Phase III trial of CRV431 - $5,000,000, and (iii) upon acceptance by the FDA of a new drug application for CRV431 – $8,000,000. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in CRV431. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.45 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $450,000, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2,000,000. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of CRV431 which is uncapped, (y) a royalty of 5% on license revenue from CRV431 and (z) a payment equal to 30% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $150,000 plus interest will be owed. The maximum obligation under both (y) and (z) is CAD $5,000,000.
On June 17, 2019, we submitted an IND to the FDA to support initiation of our CRV431 NASH clinical development program in the United States and received approval in July 2019. We completed dosing of CRV431 in our multiple ascending dose (“MAD’) clinical trial in September 2020.
On July 13, 2021, we announced positive topline results from our Phase 2a "Ambition" NASH clinical trial. All primary endpoints of the trial were met. This Phase 2a study confirmed CRV431 tolerability and successfully elucidated drug dose range for the upcoming Phase 2b trial.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On November 20, 2020, we submitted an IND to the FDA to support initiation of a CRV431 clinical development program in the United States for COVID-19. We received approval on December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial. To date, we have not sourced funding yet.
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
Liquidity
As of June 30, 2021, we had $110.1 million in cash, an accumulated deficit of $117.8 million, and working capital of $106.6 million. For the six months ended June 30, 2021, cash used in operating activities was $12.5 million and we had a net loss of $13.7 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
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
COVID-19 Pandemic
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed financial statements for the three and six months ended June 30, 2021, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
In March, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $176,585, pursuant to the PPP under Division A, Title I of the CARES Act and bears interest at a rate of 0.98% per annum. In June 2021, the Loan plus interest was repaid in full.
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
Cash
As of June 30, 2021 and December 31, 2020, cash was $110.1 million and $40.7 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced losses related to these balances.
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
Financial instruments consist of cash and accounts payable, long-term debt, derivative instruments including warrants and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for derivative instruments including warrants and contingent consideration, which were recorded at fair value at the end of each reporting period. See Note 5 for additional information of the fair value of the derivative liabilities. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 6 for additional information on the fair value of the contingent consideration.

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
The fair value of warrants is affected by changes in inputs to the Black-Scholes option pricing model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2021 and December 31, 2020, the fair value of all warrants was $3,532 and $11,673, respectively, which are classified as a long-term derivative liability on our condensed consolidated balance sheets.
Property, equipment and depreciation
As of June 30, 2021 and December 31, 2020, we had $0.2 million and $0.1 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the three months ended June 30, 2021 and 2020 was $21,409 and $7,202, respectively, and was $39,552 and $13,729 for the six months ended June 30, 2021 and 2020, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2021 or December 31, 2020.
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
Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
accounting for business combinations. We performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. There was no impairment of goodwill for the six months ended June 30, 2021 and 2020.
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
We performed a qualitative assessment of IPR&D and determined that it was not more likely than not that the asset was impaired. There was no impairment of IPR&D for the six months ended June 30, 2021 and 2020.
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
We continue to maintain a full valuation allowance for our U.S net deferred tax assets. Income tax expense for the three and six months ended June 30, 2020 is related to our foreign operations.
Under the provisions of the Internal Revenue Code, our net operating loss ("NOL") and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We have completed several financings since our inception which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code or could result in a change in control in the future. We are in the process of conducting an assessment to determine whether there may have been a Section 382 or 383 ownership change. We expect to complete this assessment in the third quarter of 2021.
Contingencies
In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (“ASC

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2021 and December 31, 2020, we had prepaid research and development costs of $3.2 million and $1.8 million, respectively.
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
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Our reporting currency is the U.S. dollar. The assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at June 30, 2021 and December 31, 2020.
Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at June 30, 2021 and December 31, 2020.
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
5. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of June 30, 2021, there were 85,581 shares outstanding. During the six months ended June 30, 2021, no shares of the Series A were converted.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of June 30, 2021, there were 1,807 shares outstanding. During the six months ended June 30, 2021, 10 shares of the Series C were converted into 92 shares of our common stock.
Common Stock and Warrant Offerings
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
On April 4, 2016, we closed a public offering of 8,803 shares of our common stock and warrants to purchase up to 4,401 shares of common stock, at a fixed combined price to the public of $795.20 under our prior shelf registration statement on Form S-3. The warrants were immediately exercisable and were exercisable for a period of five years from the date of issuance at an exercise price of $952.00 per share. The gross proceeds to us were $7.0 million, before deducting the underwriting discount and other offering expenses payable by us of approximately $0.7 million. These warrants expired in April 2021.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. Other than for the fair value of common stock, we developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Price of Hepion common stock	$1.98	$2.19
Expected warrant term (years)	0.81 years	1.31 years
Risk-free interest rate	0.67%	0.27%
Expected volatility	112%	115%
Dividend yield	—	—
The warrants issued in connection with the July 2018 Rights Offering are deemed to be derivative instruments since if we do not maintain an effective registration statement, we are obligated to deliver registered shares upon exercise and settlement of the warrant because there are further registration and prospectus delivery requirements that are outside of our control. Therefore, the fair value of the warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.
The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. Other than for the fair value of common stock, we developed our own assumptions for use in the Black-Scholes option pricing model that do not have observable inputs or available market data to support the fair value. This method of valuation involves using inputs such as the fair value of our common stock, our stock price volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement.
The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Price of Hepion common stock	$1.98	$2.19
Expected warrant term (years)	2.01 years	2.50 years
Risk-free interest rate	0.67%	0.27%
Expected volatility	114%	118%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the components of changes in our derivative financial instruments liability balance for the six months ended June 30, 2021:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments liability	102,642	$11,673
	Expiration of warrants	(4,314)	—
	Change in fair value of warrants for the six months ended June 30, 2021	—	(8,141)
June 30, 2021	Balance of derivative financial instruments liability	98,328	$3,532
Common Stock Offering
On February 16, 2021, we entered into an underwriting agreement ("Underwriting Agreement") with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the Representative") of the underwriters ("collectively, the Underwriters") listed therein, with respect to an underwritten public offering ("Offering") of 44,200,000 shares of our common stock, par value $0.0001, at a public offering price of $2.00 per share, which resulted in net proceeds to us of $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. Upon closing of the Offering, we issued to the Representative as compensation warrants to purchase 1,105,000 shares of common stock, or the Representative’s Warrants. The Representative’s Warrants will be exercisable at $2.50 per share. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one half year period commencing 180 days from February 19, 2021. We determined that the Representative Warrants should be recorded in the consolidated financial statements as equity classified.
6. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at June 30, 2021 and December 31, 2020.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2021:
Contingent consideration	$3,410,000	$—	$—	$3,410,000
Derivative liabilities related to warrants	$3,532	$—	$—	$3,532

As of December 31, 2020:
Contingent consideration	$2,570,000	$—	$—	$2,570,000
Derivative liabilities related to warrants	$11,673	$—	$—	$11,673
The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our condensed consolidated statement of operations. See Note 5 for a rollforward of the derivative liability for the six months ended June 30, 2021. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At June 30, 2021 and December 31, 2020, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	June 30, 2021			December 31, 2020
Discount rate	7.0%			8.0%
Stock price	$1.98			$2.19
Projected milestone achievement dates	September 2021	—	June 2026	June 2021	—	January 2025
Probability of success of milestone achievements	13%	—	70%	13%	—	40%
We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin and in the fourth quarter of 2018, we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of June 30, 2021, $2,059,025 was classified as a current liability and $1,350,975 as a non-current liability based upon management's best estimate using the latest available information. Management reviewed the assumptions at June 30, 2021 and reduced the discount rate based on comparable companies, increased the probability of success for milestone 2 and extended the projected achievement dates for milestones 3 and 4 based on new information.
The following table presents the change in fair value of the contingent consideration for the six months ended June 30, 2021.

Acquisition- related Contingent Consideration
Liabilities:
Balance at December 31, 2020	$2,570,000
Change in fair value recorded in earnings	840,000
Balance at June 30, 2021	$3,410,000
7. Indefinite-lived Intangible Assets and Goodwill
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
CRV431 balance at December 31, 2020	$3,190,000
Change during the six months ended June 30, 2021	—
CRV431 balance at June 30, 2021	$3,190,000
No impairment losses were recorded on IPR&D during the six months ended June 30, 2021 and 2020.
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2020	$1,870,924
Change during the six months ended June 30, 2021	—
Goodwill balance at June 30, 2021	$1,870,924
No impairment losses were recorded to goodwill during the six months ended June 30, 2021 and 2020.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Accrued Liabilities
Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Payroll and related costs	$558,235	$150,702
Stock-based compensation - see Note 9	582,947	—
Research and development	361,964	438,856
Legal fees	63,607	—
Accrued taxes	29,179	37,160
Professional fees	52,200	—
Other	21,669	32,854
Total accrued expenses	$1,669,801	$659,572
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. At June 30, 2020, we had liability classified awards that were granted in the three months ended June 30, 2020 in the amount of $0.4 million that had an associated expense included in our condensed consolidated statements of operations and comprehensive loss for that period. At our annual meeting of stockholders on July 30, 2020, we received shareholder approval to increase the number of shares issuable under the Plan to 2,500,000. We granted certain stock option awards during the three months ended June 30, 2021 and at the time that these grants were made, we had 35,229 shares of common stock available for grant under the Plan. We accounted for the option grant as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. The liability related to the awards granted in the three months ended June 30, 2021 in the amount of $0.6 million has been included in accrued expenses in our condensed consolidated balance sheet with the corresponding expense included in our condensed consolidated statements of operations and comprehensive loss. Our annual meeting of stockholders on June 25, 2021 and July 23, 2021 were postponed due to lack of quorum. We will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available shares to grant.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$994,022	$310,718	$1,705,613	$316,628
Research and development	400,877	83,893	647,157	86,229
Total stock-based compensation expense	$1,394,899	$394,611	$2,352,770	$402,857

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of stock option activity under the Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2020	2,460,677	$1.63	-	$2,452.80	$4.17	$990,930	9.40 years
Granted	6,315,000	$1.70	-	$—	$1.70	$1,768,200
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(703)	$—	-	$—	$820.13	$—
Balance outstanding, June 30, 2021	8,774,974	$1.63	-	$2,452.80	$2.33	$2,933,660	9.61 years
Awards outstanding, vested awards and those expected to vest at June 30, 2021	8,455,507	$1.63	-	$2,452.80	$2.35	$2,821,968	8.73 years
Vested and exercisable at June 30, 2021	710,014	$1.63	-	$2,452.80	$6.64	$288,909	8.73 years
There were 1,361,500 options granted to employees during the six months ended June 30, 2020. The total fair value of awards vested during the six months ended June 30, 2021 was $2,562,491. The total fair value of awards vested during the six months ended June 30, 2020 was de minimis.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.
As of June 30, 2021, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $14.3 million to be recognized over a weighted-average remaining vesting period of approximately 2.3 years.
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
10. Loss per Share
Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In addition, the net loss attributable to common

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
stockholders’ is adjusted for the preferred stock deemed dividends related accretion of the beneficial conversion feature and other discount on this instrument for the periods in which the preferred stock is outstanding.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per common share	2021	2020	2021	2020
Numerator:
Net loss	$(7,665,161)	$(4,940,080)	$(13,722,467)	$(9,166,697)
Preferred stock deemed dividend	—	—	(5,287)	—
Net loss attributable to common stockholders	$(7,665,161)	$(4,940,080)	$(13,727,754)	$(9,166,697)
Denominator:
Weighted average common shares outstanding	76,225,245	8,494,518	64,259,470	6,420,109
Net loss per share of common stock—basic and diluted	$(0.10)	$(0.58)	$(0.21)	$(1.43)
The following outstanding securities at June 30, 2021 and 2020 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,654	16,839
Stock options	8,774,974	1,402,771
Warrants – liability classified	98,328	107,998
Warrants – equity classified	4,223,568	2,428,568
Total	13,116,708	3,959,360
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of June 30, 2021, the ROU assets were $0.4 million, the current lease liabilities were $0.3 million, and the non-current lease liabilities were $0.2 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the three months ended June 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively, and was $0.2 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.
The weighted average remaining term of our noncancelable operating leases is 1.64 years. Future minimum rental payments under our noncancelable operating leases at June 30, 2021 is as follows:

Remainder of 2021	$146,089
2022	275,673
2023	53,902
2024	—
2025 and thereafter	—
Total	475,664
Present value adjustment	(22,793)
Lease liability at June 30, 2021	$452,871
Employment Agreements
We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.
Related Party Transaction
In May 2021, we entered into an agreement with the Baruch S. Blumberg Institute (BSBI) to conduct a laboratory study and evaluation (Study) with a total cost of $60,000. The Study will be supervised by Timothy Block, a Principal Investigator at BSBI. Mr. Block is also one of our board of directors. We believe that this transaction is on terms at least as favorable as if we would have secured it in an arm’s-length transaction with a third party. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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
We believe that NASH is a heterogenous disease and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to CRV431. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our ongoing clinical programs and identify additional potential indications for CRV431 to expand our footprint in the cyclophilin inhibition therapeutic space.
Impact of COVID-19
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed financial statements for the three and six months ended June 30, 2021, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
In March, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $176,585, pursuant to the PPP under Division A, Title I of the CARES Act and bears interest at a rate of 0.98% per annum. In June 2021, this loan plus interest was repaid in full.
FINANCIAL OPERATIONS OVERVIEW
From inception through June 30, 2021, we have an accumulated deficit of $117.8 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
On February 16, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 44,200,000 shares of our common stock, par value $0.0001 (the “Shares”), at a public offering price of $2.00 per share, which resulted in net proceeds to us of $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds of this Offering to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. The Offering closed on February 18, 2021.
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
During the six months ended June 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of June 30, 2021.
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
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	4,185,942	2,950,340	1,235,602
General and administrative	2,668,657	1,825,074	843,583
Loss from operations	(6,854,599)	(4,775,414)	(2,079,185)

Other income (expense):
Interest expense	(2,492)	—	(2,492)
Change in fair value of derivative instruments-warrants and contingent consideration	(808,070)	(69,095)	(738,975)
Loss before income taxes	(7,665,161)	(4,844,509)	(2,820,652)
Income tax benefit (expense)	—	(95,571)	95,571
Net loss	$(7,665,161)	$(4,940,080)	$(2,725,081)
We had no revenues during the three months ended June 30, 2021 and 2020, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended June 30, 2021 and 2020 was $4.2 million and $3.0 million, respectively. The increase of $1.2 million was primarily due to an increase of $0.6 million for costs related to various ongoing studies and clinical trials, an increase of $0.3 million in consulting costs, a $0.2 million increase in employee compensation costs related to an increase in headcount, and a $0.3 million increase in stock-based compensation costs. This was offset by a decrease of $0.3 million in chemical, manufacturing and controls (CMC) related costs.
General and administrative expenses for the three months ended June 30, 2021 and 2020 was $2.7 million and $1.8 million, respectively. The increase of $0.9 million is primarily related to an increase of $0.7 million in stock-based compensation costs, a $0.1 million increase in insurance costs, a $0.2 million increase in consulting costs and a $0.2 million increase in miscellaneous costs offset by a decrease of $0.2 million in foreign taxes related to refundable foreign tax credits.

Comparison of the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	7,684,597	5,587,671	2,096,926
General and administrative	5,201,465	3,374,680	1,826,785
Loss from operations	(12,886,062)	(8,962,351)	(3,923,711)

Other income (expense):
Interest expense	(4,546)	—	(4,546)
Change in fair value of derivative instruments – warrants and contingent consideration	(831,859)	(108,775)	(723,084)
Loss before income taxes	(13,722,467)	(9,071,126)	(4,651,341)
Income tax (expense) benefit	—	(95,571)	95,571
Net loss	$(13,722,467)	$(9,166,697)	$(4,555,770)
We had no revenues during the six months ended June 30, 2021 and 2020, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the six months ended June 30, 2021 and 2020 was $7.7 million and $5.6 million, respectively. The increase of $2.1 million was primarily due to an increase of $0.6 million for costs related to various ongoing studies and clinical trials, an increase of $0.5 million in consulting costs, a $0.4 million increase in employee compensation costs related to an increase in headcount, and a $0.6 million increase in stock-based compensation costs.
General and administrative expenses for the six months ended June 30, 2021 and 2020 was $5.2 million and $3.4 million, respectively. The increase of $1.8 million was primarily related to an increase of $1.4 million in stock-based compensation costs, a $0.2 million increase in insurance costs, a $0.3 million increase in consulting costs and a $0.4 million increase in miscellaneous costs offset by a decrease of $0.1 million in professional fees and a $0.2 million decrease in foreign taxes related to refundable foreign tax credits.
Liquidity and Capital Resources
As of June 30, 2021, we had working capital of $106.6 million compared to working capital of $38.0 million as of June 30, 2020. The increase of $68.6 million in working capital is primarily related to our offering in February 2021.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(12,518,930)	$(7,789,316)
Investing activities	(93,920)	(9,242)
Financing activities	81,977,015	11,437,399
Net increase in cash	$69,364,165	$3,638,841
As of June 30, 2021, we had $110.1 million in cash. Net cash used in operating activities was $12.5 million for the six months ended June 30, 2021 consisting primarily of our net loss of $13.7 million. Changes in non-cash operating activities was $3.2 million, primarily for stock-based compensation and the change in fair value of the contingent consideration. Changes in working capital accounts had a negative impact of $2.0 million on cash primarily for an increase in prepaid expenses.
Net cash used in operating activities $7.8 million for the six months ended June 30, 2020 consisting primarily of our net loss of $9.2 million. Changes in working capital accounts had a positive impact of $0.8 million on cash primarily for an increase in accounts payable and accrued expenses.

Net cash used in investing activities during the six months ended June 30, 2021 was $0.1 million related to equipment purchases for research and development.
Net cash used in investing activities for the six months ended June 30, 2020 was immaterial.
Net cash provided by financing activities was $82.0 million for the six months ended June 30, 2021 due primarily to the issuance of common stock, net of issuance costs.
Net cash provided by financing activities was $11.4 million for the six months ended June 30, 2020 due primarily to the issuance of common stock, net of issuance costs.
Common Stock Offerings during 2021
On February 16, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 44,200,000 shares of our common stock, par value $0.0001 (the “Shares”), at a public offering price of $2.00 per share, which resulted in net proceeds to us of $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds from the Offering to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. The Offering closed on February 18, 2021.
Operating and Capital Expenditure Requirements
As of June 30, 2021, we had an accumulated deficit of $117.8 million and expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalent balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses

We are committed to the remediation of the material weaknesses as further described in our Annual Report on Form 10-K filed on March 31, 2021, as well as the continued improvement of our internal control over financial reporting. We are in the process of taking steps to remediate the identified material weaknesses and continue to evaluate our internal controls over financial reporting, including the following:
Control environment:
•We are utilizing the services of external consultants to review our internal control environment and make recommendations to remediate the material weaknesses in our financial reporting.
Period end financial close and reporting:
•We assessed our company wide accounting resource requirements and as a result have hired a Director of Financial Reporting with the appropriate technical accounting and financial reporting experience and recently hired 2 additional staff accountants in order to improve the overall efficiency of our accounting and reporting processes.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 08/16/2021	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 08/16/2021	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer