Form 10-Q
period 2021-09-30
Hepion Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 11, 2021 was 76,225,254.

HEPION PHARMACEUTICALS, INC.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
		(Note 2)
Assets
Current assets:
Cash	$98,731,233	$40,726,838
Prepaid expenses	6,769,045	1,907,461
Total current assets	105,500,278	42,634,299
Property and equipment, net	176,188	108,440
Right-of-use assets	369,165	556,492
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	495,180	285,098
Total assets	$111,601,735	$48,645,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,793,522	$3,722,429
Accrued expenses	2,211,009	659,572
Operating lease liabilities, current	285,280	279,826
Short-term portion of contingent consideration	2,792,546	—
Total current liabilities	7,082,357	4,661,827
Contingent consideration	1,367,454	2,570,000
Long-term debt	—	176,585
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	99,135	295,755
Derivative financial instruments, at estimated fair value—warrants	762	11,673
Total liabilities	8,958,730	8,124,862
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,806 and 1,817 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	851,136	856,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,225,254 and 32,025,153 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	7,623	3,203
Additional paid-in capital	228,023,085	142,910,523
Accumulated deficit	(127,094,647)	(104,105,463)
Total stockholders’ equity	102,643,005	40,520,391
Total liabilities and stockholders’ equity	$111,601,735	$48,645,253
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	5,800,464	3,782,505	13,485,061	9,370,176
General and administrative	2,716,892	2,448,489	7,918,357	5,823,169
Total operating expenses	8,517,356	6,230,994	21,403,418	15,193,345
Loss from operations	(8,517,356)	(6,230,994)	(21,403,418)	(15,193,345)

Other income (expense):
Interest expense	(2,131)	(16,159)	(6,677)	(16,159)
Change in fair value of derivative instruments-warrants and contingent consideration	(747,230)	(46,433)	(1,579,089)	(155,208)
Loss before income taxes	(9,266,717)	(6,293,586)	(22,989,184)	(15,364,712)
Income tax benefit (expense)	—	62,044	—	(33,527)
Net loss and comprehensive loss	(9,266,717)	(6,231,542)	(22,989,184)	(15,398,239)
Preferred stock deemed dividend (see Note 5)	(529)	(5,287)	(5,816)	(5,287)
Net loss attributable to common shareholders	$(9,267,246)	$(6,236,829)	$(22,995,000)	$(15,403,526)

Weighted average common shares outstanding:
Basic and diluted	76,225,249	9,025,139	68,291,894	7,294,790

Net loss per common share: (see Note 10)
Basic and diluted	$(0.12)	$(0.69)	$(0.34)	$(2.11)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	32,025,153	$3,203	$142,910,523	$(104,105,463)	$40,520,391
Net loss	—	—	—	—	—	—	—	(6,057,306)	(6,057,306)
Stock-based compensation expense	—	—	—	—	—	—	957,871	—	957,871
Conversion of preferred stock to common	—	—	(10)	(10,000)	92	—	10,000	—	—
Accretion of discount - preferred stock conversion	—	—	—	5,287	—	—	(5,287)	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	82,153,600
Balance at March 31, 2021	85,581	855,808	1,807	851,607	76,225,245	7,623	226,022,287	(110,162,769)	117,574,556
Net loss	—	—	—	—	—	—	—	(7,665,161)	(7,665,161)
Stock-based compensation expense	—	—	—	—	—	—	811,952	—	811,952
Balance at June 30, 2021	85,581	855,808	1,807	851,607	76,225,245	7,623	226,834,239	(117,827,930)	110,721,347
Net loss	—	—	—	—	—	—	—	(9,266,717)	(9,266,717)
Stock-based compensation expense	—	—	—	—	—	—	1,188,375	—	1,188,375
Conversion of preferred stock to common	—	—	(1)	(1,000)	9	—	1,000	—	—
Accretion of discount - preferred stock conversion	—	—	—	529	—	—	(529)	—	—
Balance at September 30, 2021	85,581	$855,808	1,806	$851,136	76,225,254	$7,623	$228,023,085	$(127,094,647)	$102,643,005

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	85,581	$855,808	1,827	$861,033	3,760,255	$375	$97,651,006	$(83,751,525)	$15,616,697
Net loss	—	—	—	—	—	—	—	(4,226,617)	(4,226,617)
Stock-based compensation expense	—	—	—	—	—	—	8,246	—	8,246
Issuance of common stock, net	—	—	—	—	2,311,867	231	6,788,234	—	6,788,465
Warrant exercises	—	—	—	—	2,000	—	12,000	—	12,000
Balance at March 31, 2020	85,581	855,808	1,827	861,033	6,074,122	606	104,459,486	(87,978,142)	18,198,791
Net loss	—	—	—	—	—	—	—	(4,940,080)	(4,940,080)
Stock-based compensation expense	—	—	—	—	—	—	4,123	—	4,123
Issuance of common stock, net	—	—	—	—	2,950,939	295	4,460,054	—	4,460,349
Balance at June 30, 2020	85,581	855,808	1,827	861,033	9,025,061	901	108,923,663	(92,918,222)	17,723,183
Net loss	—	—	—	—	—	—	—	(6,231,542)	(6,231,542)
Stock-based compensation expense	—	—	—	—	—	—	1,381,165	—	1,381,165
Conversion of preferred stock to common	—	—	(10)	(10,000)	92	—	10,000	—	—
Accretion of discount - preferred stock conversion	—	—	—	5,287	—	—	(5,287)	—	—
Balance at September 30, 2020	85,581	$855,808	1,817	$856,320	9,025,153	$901	$110,309,541	$(99,149,764)	$12,872,806

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,989,184)	$(15,398,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,821,295	1,393,534
Depreciation and amortization	62,658	20,933
Change in fair value of derivative instrument-warrants	(10,911)	25,208
Change in fair value of contingent consideration	1,590,000	130,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,240,567)	2,337,919
Prepaid expenses and other assets	(5,075,505)	(149,149)
Net cash used in operating activities	(23,842,214)	(11,639,794)

Cash flows from investing activities:
Purchase of property and equipment	(130,406)	(11,437)
Proceeds from disposal of property and equipment	—	2,194
Net cash used in investing activities	(130,406)	(9,243)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	82,153,600	11,248,814
Proceeds from debt financing	—	176,585
Repayment of debt financing	(176,585)	—
Proceeds from the exercise of warrants	—	12,000
Net cash provided by financing activities	81,977,015	11,437,399
Net increase in cash	58,004,395	(211,638)
Cash at beginning of period	40,726,838	13,922,972
Cash at end of period	$98,731,233	$13,711,334

Supplementary disclosure of cash flow information:
Cash paid for interest	$2,024	$—
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$11,000	$10,000
Accretion of Series C preferred stock discount upon conversion	$5,816	$5,287
Warrants issued to placement agent	$2,013,055	$—

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
On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our CRV431 HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) and we paid a related milestone payment of approximately $0.3 million to Aurinia Pharmaceuticals, Inc. ("Aurinia") and $0.7 million to the former Ciclofilin shareholders along with the issuance of 1,439 shares of our common stock with a fair value of $0.1 million, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the former Ciclofilin shareholders. Our CEO is a former Ciclofilin shareholder and received approximately $0.3 million and 603 shares of common stock and Petrus Wijngaard, a director of our company, received $2,805 and 6 shares of common stock.
Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof-of-concept clinical trial of CRV431 in humans - 4,317 shares of common stock and $3.0 million, (ii) upon initiation of a Phase III trial of CRV431 - $5.0 million, and (iii) upon acceptance by the FDA of a new drug application for CRV431 – $8.0 million. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in CRV431. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.45 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $0.5 million, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2.0 million. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of CRV431 which is uncapped, (y) a royalty of 5% on license revenue from CRV431 and (z) a payment equal to 30% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $0.2 million plus interest will be owed. The maximum obligation under both (y) and (z) is CAD $5.0 million.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On September 13, 2021, we announced additional positive data from the Phase 2a Ambition trial and the initiation of the Phase 2b "Ascend" NASH clinical trial.
On November 20, 2020, we submitted an IND to the FDA to support initiation of a CRV431 clinical development program in the United States for COVID-19. We received approval on December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial. To date, we have not sourced funding yet.
2. Basis of Presentation
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2020 was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2021.
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.
Immaterial Revision
In 2021, we performed an Internal Revenue Code Section 382 analysis of our historical net operating loss ("NOL") carry-forward amounts. As a result, the NOL carry-forward amounts for December 31, 2020 and 2019 were determined to be limited. See Note 3, Income Taxes.
Liquidity
As of September 30, 2021, we had $98.7 million in cash, an accumulated deficit of $127.1 million, and working capital of $98.4 million. For the nine months ended September 30, 2021, cash used in operating activities was $23.8 million and we had a net loss of $23.0 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
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
COVID-19 Pandemic
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed financial statements for the three and nine months ended September 30, 2021, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
In March, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.2 million, pursuant to the PPP under Division A, Title I of the CARES Act and bears interest at a rate of 0.98% per annum. In June 2021, the Loan plus interest was repaid in full.
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
Cash
As of September 30, 2021 and December 31, 2020, cash was $98.7 million and $40.7 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. Cash is maintained at financial institutions and, at times, balances may exceed federally insured limits. We have never experienced losses related to these balances.
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
The fair value of the warrants, issued in connection with the April 2017 common stock offering was deemed to be a derivative instrument due to certain contingent put features, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the warrants issued, including a fixed term and exercise price.
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
The fair value of warrants is affected by changes in inputs to the Black-Scholes option pricing model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 3 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At September 30, 2021 and December 31, 2020, the fair value of all warrants was $762 and $11,673, respectively, which are classified as a long-term derivative liability on our condensed consolidated balance sheets.
Property, equipment and depreciation
As of September 30, 2021 and December 31, 2020, we had $0.2 million and $0.1 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 5 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the three months ended September 30, 2021 and 2020 was $23,106 and $7,204, respectively, and was $0.1 million and $20,933 for the nine months ended September 30, 2021 and 2020, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at September 30, 2021 or December 31, 2020.
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
Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. We performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. There was no impairment of goodwill for the nine months ended September 30, 2021 and 2020.
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
We performed a qualitative assessment of IPR&D and determined that it was not more likely than not that the asset was impaired. There was no impairment of IPR&D for the nine months ended September 30, 2021 and 2020.
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
We continue to maintain a full valuation allowance for our U.S net deferred tax assets. Income tax expense for the three and nine months ended September 30, 2020 is related to our foreign operations.
Under the provisions of the Internal Revenue Code ("the Code"), our NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382 We completed a Section 382 study of transactions in our stock through September 30, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
limitations on our ability to use certain pre-ownership change NOLs and credits. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
The following tables present the amounts as reported, revisions, and as revised amounts for note disclosures affected by the immaterial revisions for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020			Year ended December 31, 2019
	As Reported	Revisions	As Revised	As Reported	Revisions	As Revised
Federal NOL	$19,665,840	$(11,279,909)	$8,385,931	$16,812,626	$(12,056,292)	$4,756,334
State NOL	4,497,069	(3,697,061)	800,008	2,439,015	—	2,439,015
Research and development credits	2,099,921	(1,596,515)	503,406	1,350,305	(1,178,674)	171,631
Lease liability	172,674	—	172,674	242,234	—	242,234
Stock compensation and other	1,108,314	—	1,108,314	889,167	—	889,167
Deferred tax asset valuation allowance	(26,812,522)	16,573,485	(10,239,037)	(20,945,997)	13,234,966	(7,711,031)
Total deferred tax asset	731,296	—	731,296	787,350	—	787,350

Deferred tax liability (In process R&D)	(957,000)	—	(957,000)	(957,000)	—	(957,000)
Right-of-use asset	(183,318)	—	(183,318)	(239,372)	—	(239,372)
Total deferred tax liability	(1,140,318)	—	(1,140,318)	(1,196,372)	—	(1,196,372)
Net deferred tax liability	$(409,022)	$—	$(409,022)	$(409,022)	$—	$(409,022)
In addition, certain disclosures of gross NOLs that are included in the Income Tax Note disclosure in our 2020 Annual Report on Form 10-K are updated as follows to reflect the changes to the gross NOLs as a result of the above revisions.
As of December 31, 2020 and 2019, we had U.S. federal and state net operating loss carryforwards of $49.6 million and $56.8 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2037.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
recognized as an expense. At September 30, 2021 and December 31, 2020, we had prepaid research and development costs of $6.4 million and $1.8 million, respectively.
Share-based payments
ASC Topic 718 “Compensation—Stock Compensation” (“ASC 718”) requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 9).
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
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Our reporting currency is the U.S. dollar. The assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial at September 30, 2021 and December 31, 2020.
Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in other foreign exchange (gain) loss within the consolidated statements of operations. The impact of foreign exchange gains (losses) was immaterial at September 30, 2021 and December 31, 2020.
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
4. Recent Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04 ("ASU 2021-04), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our condensed consolidated financial statements and related disclosures.
5. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
dividing the stated value of such share by the conversion price that is subject to adjustment. As of September 30, 2021, there were 85,581 shares outstanding. During the nine months ended September 30, 2021, no shares of the Series A were converted.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of September 30, 2021, there were 1,806 shares outstanding. During the nine months ended September 30, 2021, 11 shares of the Series C were converted into 101 shares of our common stock.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Price of Hepion common stock	$1.53	$2.19
Expected warrant term (years)	0.56 years	1.31 years
Risk-free interest rate	0.71%	0.27%
Expected volatility	110%	115%
Dividend yield	—	—
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
The following assumptions were used to measure the warrants at issuance and to remeasure the liability as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Price of Hepion common stock	$1.53	$2.19
Expected warrant term (years)	1.75 years	2.50 years
Risk-free interest rate	0.71%	0.27%
Expected volatility	112%	118%
Dividend yield	—	—
The following table sets forth the components of changes in our derivative financial instruments liability balance for the nine months ended September 30, 2021:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments liability	102,642	$11,673
	Expiration of warrants	(4,314)	—
	Change in fair value of warrants for the nine months ended September 30, 2021	—	(10,911)
September 30, 2021	Balance of derivative financial instruments liability	98,328	$762
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
6. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at September 30, 2021 and December 31, 2020.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2021:
Contingent consideration	$4,160,000	$—	$—	$4,160,000
Derivative liabilities related to warrants	$762	$—	$—	$762

As of December 31, 2020:
Contingent consideration	$2,570,000	$—	$—	$2,570,000
Derivative liabilities related to warrants	$11,673	$—	$—	$11,673
The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our condensed consolidated statement of operations. See Note 5 for a rollforward of the derivative liability for the nine months ended September 30, 2021. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
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
At September 30, 2021 and December 31, 2020, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	September 30, 2021			December 31, 2020
Discount rate	7.0%			8.0%
Stock price	$1.53			$2.19
Projected milestone achievement dates	January 2022	—	July 2026	June 2021	—	January 2025
Probability of success of milestone achievements	13%	—	95%	13%	—	40%
We completed the first segment of our Phase 1 clinical activities for CRV431 in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of CRV431 in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin and in the fourth quarter of 2018, we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of September 30, 2021, $2,792,546 was classified as a current liability and $1,367,454 as a non-current liability based upon management's best estimate using the latest available information. Management reviewed the assumptions at September 30, 2021 and reduced the discount rate based on comparable companies, increased the probability of success for milestone 2 and extended the projected achievement dates for milestones 3 and 4 based on new information.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the change in fair value of the contingent consideration for the nine months ended September 30, 2021.

Acquisition- related Contingent Consideration
Liabilities:
Balance at December 31, 2020	$2,570,000
Change in fair value recorded in earnings	1,590,000
Balance at September 30, 2021	$4,160,000
7. Indefinite-lived Intangible Assets and Goodwill
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
CRV431 balance at December 31, 2020	$3,190,000
Change during the nine months ended September 30, 2021	—
CRV431 balance at September 30, 2021	$3,190,000
No impairment losses were recorded on IPR&D during the nine months ended September 30, 2021 and 2020.
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2020	$1,870,924
Change during the nine months ended September 30, 2021	—
Goodwill balance at September 30, 2021	$1,870,924
No impairment losses were recorded to goodwill during the nine months ended September 30, 2021 and 2020.
8. Accrued Liabilities
Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Payroll and related costs	$779,235	$150,702
Stock-based compensation - see Note 9	863,097	—
Research and development	517,399	438,856
Legal fees	27,478	—
Accrued taxes	—	37,160
Other	23,800	32,854
Total accrued expenses	$2,211,009	$659,572
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted certain stock option awards during the three months ended June 30, 2021 and at the time that these grants were made, we had 35,229 shares of common stock available for grant under the Plan. We accounted for the option grant as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. As of September 30, 2021, the liability related to the awards was $0.9 million and has been

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
included in accrued expenses in our condensed consolidated balance sheet with the corresponding expense included in our condensed consolidated statements of operations and comprehensive loss. At our annual meeting of stockholders on October 7, 2021, shareholders voted against our 2021 Omnibus Equity Incentive Plan. Therefore, we will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available shares to grant.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$1,032,119	$750,168	$2,737,732	$1,066,796
Research and development	436,406	240,509	1,083,563	326,738
Total stock-based compensation expense	$1,468,525	$990,677	$3,821,295	$1,393,534
A summary of stock option activity under the Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2020	2,460,677	$1.63	-	$2,452.80	$4.17	$990,930	9.40 years
Granted	6,315,000	$1.70	-	$—	$1.70	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(703)	$—	-	$—	$820.13	$—
Balance outstanding, September 30, 2021	8,774,974	$1.63	-	$2,452.80	$2.33	$—	9.36 years
Awards outstanding, vested awards and those expected to vest at September 30, 2021	8,513,581	$1.63	-	$2,452.80	$2.34	$—	9.36 years
Vested and exercisable at September 30, 2021	1,197,115	$1.63	-	$2,452.80	$5.44	$—	8.64 years
There were 2,423,500 options granted to employees during the nine months ended September 30, 2020. The total fair value of awards vested during the nine months ended September 30, 2021 was $4.1 million. The total fair value of awards vested during the nine months ended September 30, 2020 was de minimis.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.
As of September 30, 2021, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $10.4 million to be recognized over a weighted-average remaining vesting period of approximately 2.1 years.
The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted to employees.

	Nine Months Ended September 30,
	2021	2020
Stock price	$1.70	$2.50
Risk-free interest rate	1.04%	0.34%
Dividend yield	—	—
Expected volatility	120.8%	126.3%
Expected term (in years)	5.9	6.0

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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per common share	2021	2020	2021	2020
Numerator:
Net loss	$(9,266,717)	$(6,231,542)	$(22,989,184)	$(15,398,239)
Preferred stock deemed dividend	(529)	(5,287)	(5,816)	(5,287)
Net loss attributable to common stockholders	$(9,267,246)	$(6,236,829)	$(22,995,000)	$(15,403,526)
Denominator:
Weighted average common shares outstanding	76,225,249	9,025,139	68,291,894	7,294,790
Net loss per share of common stock—basic and diluted	$(0.12)	$(0.69)	$(0.34)	$(2.11)
The following outstanding securities at September 30, 2021 and 2020 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,645	16,747
Stock options	8,774,974	2,464,771
Warrants – liability classified	98,328	107,998
Warrants – equity classified	4,223,568	2,428,568
Total	13,116,699	5,021,268

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
Legal Proceedings
We are involved in legal proceedings of various types from time to time. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Additionally, while any litigation contains an element of uncertainty, we have at this time no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our condensed consolidated financial condition or results of operations.
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
As of September 30, 2021, the ROU assets were $0.4 million, the current lease liabilities were $0.3 million, and the non-current lease liabilities were $0.1 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the three months ended September 30, 2021 and 2020 was $0.1 million and $0.1 million, respectively, and was $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.
The weighted average remaining term of our noncancelable operating leases is 1.40 years. Future minimum rental payments under our noncancelable operating leases at September 30, 2021 is as follows:

Remainder of 2021	$72,810
2022	273,941
2023	53,902
2024	—
2025 and thereafter	—
Total	400,653
Present value adjustment	(16,238)
Lease liability at September 30, 2021	$384,415

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Employment Agreements
We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.
Related Party Transaction
In May 2021, we entered into an agreement with the Baruch S. Blumberg Institute (BSBI) to conduct a laboratory study and evaluation (Study) with a total cost of $60,000. During the three months ended September 30, 2021, we paid $30,000 to BSBI. The Study will be supervised by Timothy Block, a Principal Investigator at BSBI. Mr. Block is also one of our board members. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

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
Impact of COVID-19
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed financial statements for the three and nine months ended September 30, 2021, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
In March, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, as amended on June 5, 2020 by the Paycheck Protection Program (“PPP”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. On April 13, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $0.2 million, pursuant to the PPP under Division A, Title I of the CARES Act and bears interest at a rate of 0.98% per annum. In June 2021, the Loan plus interest was repaid in full.
FINANCIAL OPERATIONS OVERVIEW
From inception through September 30, 2021, we have an accumulated deficit of $127.1 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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

During the nine months ended September 30, 2021, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2020.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of September 30, 2021.
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
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	5,800,464	3,782,505	2,017,959
General and administrative	2,716,892	2,448,489	268,403
Loss from operations	(8,517,356)	(6,230,994)	(2,286,362)

Other income (expense):
Interest expense	(2,131)	(16,159)	14,028
Change in fair value of derivative instruments-warrants and contingent consideration	(747,230)	(46,433)	(700,797)
Loss before income taxes	(9,266,717)	(6,293,586)	(2,973,131)
Income tax benefit (expense)	—	62,044	(62,044)
Net loss	$(9,266,717)	$(6,231,542)	$(3,035,175)
We had no revenues during the three months ended September 30, 2021 and 2020, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended September 30, 2021 and 2020 was $5.8 million and $3.8 million, respectively. The increase of $2.0 million was primarily due to an increase of $1.8 million for costs related to various ongoing studies and clinical trials, an increase of $0.6 million in chemical, manufacturing and controls (CMC) related costs, a $0.3 million increase in employee compensation costs related to an increase in headcount, and a $0.2 million increase in stock-based compensation costs. This was offset by a decrease of $0.9 million in consulting costs related to our phase 2a trial.
General and administrative expenses for the three months ended September 30, 2021 and 2020 was $2.7 million and $2.4 million, respectively. The increase of $0.3 million is primarily related to an increase of $0.3 million in stock-based compensation costs, a $0.1 million increase in insurance costs, a $0.1 million increase in employee compensation costs related to an increase in headcount that was offset by a decrease of $0.2 million in foreign taxes related to refundable foreign tax credits.

Comparison of the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	13,485,061	9,370,176	4,114,885
General and administrative	7,918,357	5,823,169	2,095,188
Loss from operations	(21,403,418)	(15,193,345)	(6,210,073)

Other income (expense):
Interest expense	(6,677)	(16,159)	9,482
Change in fair value of derivative instruments – warrants and contingent consideration	(1,579,089)	(155,208)	(1,423,881)
Loss before income taxes	(22,989,184)	(15,364,712)	(7,624,472)
Income tax (expense) benefit	—	(33,527)	33,527
Net loss	$(22,989,184)	$(15,398,239)	$(7,590,945)
We had no revenues during the nine months ended September 30, 2021 and 2020, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the nine months ended September 30, 2021 and 2020 was $13.5 million and $9.4 million, respectively. The increase of $4.1 million was primarily due to an increase of $2.4 million for costs related to various ongoing studies and clinical trials, an increase of $0.6 million for CMC costs, a $0.7 million increase in employee compensation costs related to an increase in headcount, and a $0.8 million increase in stock-based compensation costs. This was offset by a decrease of $0.4 million in consulting costs related to our phase 2a trial.
General and administrative expenses for the nine months ended September 30, 2021 and 2020 was $7.9 million and $5.8 million, respectively. The increase of $2.1 million was primarily related to an increase of $1.7 million in stock-based compensation costs, a $0.3 million increase in insurance costs, a $0.2 million increase in consulting costs, and a $0.3 million increase in employee compensation related to an increase in headcount. This was offset by a decrease of $0.3 million in foreign taxes related to refundable foreign tax credits.
Liquidity and Capital Resources
As of September 30, 2021, we had working capital of $98.4 million compared to working capital of $38.0 million as of September 30, 2020. The increase of $60.4 million in working capital is primarily related to our offering in February 2021 offset by cash used in 2021.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(23,842,214)	$(11,639,794)
Investing activities	(130,406)	(9,243)
Financing activities	81,977,015	11,437,399
Net increase (decrease) in cash	$58,004,395	$(211,638)
As of September 30, 2021, we had $98.7 million in cash. Net cash used in operating activities was $23.8 million for the nine months ended September 30, 2021 consisting primarily of our net loss of $23.0 million. Changes in non-cash operating activities was $5.5 million, primarily for stock-based compensation and the change in fair value of the contingent consideration. Changes in working capital accounts had a negative impact of $6.3 million on cash primarily for an increase in prepaid expenses, and for a decrease in accounts payable and accrued expenses.

Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2020 consisting primarily of our net loss of $15.4 million. Changes in working capital accounts had a positive impact of $2.2 million on cash primarily for an increase in accounts payable and accrued expenses.
Net cash used in investing activities during the nine months ended September 30, 2021 was $0.1 million related to equipment purchases for research and development.
Net cash used in investing activities for the nine months ended September 30, 2020 was immaterial.
Net cash provided by financing activities was $82.0 million for the nine months ended September 30, 2021 due primarily to the issuance of common stock, net of issuance costs.
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
Operating and Capital Expenditure Requirements
As of September 30, 2021, we had an accumulated deficit of $127.1 million and expect to incur a significant increase in operating losses for the next several years as we expand our research, development and clinical trials of CRV431. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalent balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
We will be required to raise additional capital in future years to continue the development and commercialization of our current product candidates and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Contractual Obligations and Commitments
Please refer to Note 11 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a description of our contractual obligations and commitments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2021, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•We have engaged a third-party consultant to assist us in reviewing our business process internal controls and improving our internal control documentation. We are in the process of implementing the recommendations provided by the third-party to improve our controls.
As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.
ITEM 6. EXHIBITS

3.1	Amendment to Bylaws of Hepion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K file on August 23, 2021).
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 11/15/2021	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 11/15/2021	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer