Form 10-K
period 2021-12-31
Hepion Pharmaceuticals, Inc.
filed 2022-04-08
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to            .
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $150.8 million based on the last reported sale price of the registrant’s common stock.
The number of shares of the registrant’s Common Stock outstanding as of March 30, 2022 was 76,229,571.
Documents Incorporated by Reference:
Parts of the registrant’s Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

		Page
Cautionary Note Regarding Forward-Looking Statements		2

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	42
Item 2.	Properties	42
Item 3.	Legal Proceedings	42
Item 4.	Mine Safety Disclosures	42

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item 6.	[Reserved]	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	77

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	78

PART IV

Item 15.	Exhibits and Financial Statement Schedules	79
Item 16.	Form 10-K Summary	80
SIGNATURES		81

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
Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:
•Market conditions;
•Our capital position;
•Our ability to compete with larger better financed pharmaceutical companies;
•Our uncertainty of developing marketable products;
•Our ability to develop and commercialize our products;
•Risks associated with delays, increased costs and funding shortages caused by the COVID-19 pandemic;
•Our ability to obtain regulatory approvals;
•Our ability to maintain and protect intellectual property rights;
•The inability to raise additional future financing and lack of financial and other resources;
•Our ability to control product development costs;
•We may not be able to attract and retain key employees;
•We may not be able to compete effectively;
•We may not be able enter into new strategic collaborations;
•Changes in government regulation affecting product candidates could increase our development costs;
•Our involvement in patent and other intellectual property litigation could be expensive and could divert management’s attention;
•The possibility that there will be no market acceptance for our products; and
•Changes in third-party reimbursement policies could adversely affect potential future sales of any of our products that are approved for marketing.
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
Our product candidate Rencofilstat (formerly CRV431) is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals, and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.
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
The current pandemic of COVID-19 and it's variants, and the future outbreak of other highly infectious or contagious diseases, could continue to have an adverse impact on our business, financial condition and results of operations, including our clinical trials and pre-clinical studies.
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
Our failure to successfully discover, acquire, develop, and market additional product candidates or approved products would impair our ability to grow.
Risks Related to Government Regulation
Even if our product candidate receives regulatory approval, it may still face future development and regulatory difficulties.
Even if our product candidate receives regulatory approval in the United States, we may never receive approval to commercialize it outside of the United States.
Health care reform measures and other recent legislative initiatives could adversely affect our business.
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

PART I
ITEM 1. BUSINESS
Overview
We are a biopharmaceutical company headquartered in Edison, New Jersey, focused primarily on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, Rencofilstat (formerly CRV431), is being developed to offer benefits to address multiple complex pathologies relate to advanced liver disease. Rencofilstat is a pan cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of liver disease. Preclinical studies with Rencofilstat in NASH models demonstrated consistent reductions in liver fibrosis and additional reductions in inflammation and cancerous tumors in some studies. Rencofilstat additionally showed in vitro antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease. Preclinical studies also have shown potentially therapeutic activities of Rencofilstat in experimental models of acute lung injury, platelet activation, and SARS-CoV-2 replication.
We have completed a Phase 1 program with Rencofilstat in healthy subjects demonstrating tolerability, and pharmacokinetics (PK). Our program consisted of three different clinical trials with Rencofilstat, administered orally once daily, that included: 1) a Single Ascending Dose (SAD) study; 2) a Multiple Ascending Dose (MAD) study; and 3) a Drug-Drug Interaction (DDI) study. The SAD, MAD, and DDI studies were comprised of 32, 25, and 18 healthy subjects, respectively. Additionally, in the SAD study, 8 of the 32 subjects received placebo (24 received Rencofilstat).
Rencofilstat appeared to be well-tolerated in the Phase 1 program, and there were no serious adverse events (SAEs) reported. The few adverse events (AEs) observed were mild to moderate and mostly unrelated to study drug. The PK profile of each subject was characterized and Rencofilstat blood exposures were similar to those levels needed to elicit efficacy in the preclinical studies.
We also have recently completed a Phase 2a, multi-center, single-blind, placebo-controlled, once-daily study in NASH induced fibrosis 2 and 3, or F2/F3 subjects. All of the primary objectives for the study were met, including safety, tolerability, and PK endpoints. In addition, a number of NASH biomarkers, collagen degradation proteins, and transcriptomics were also collected and indicated early evidence of Rencofilstat efficacy in these NASH subjects. Based on screening procedures including laboratory (aspartate aminotransferase [AST]), imaging (FibroScan), and biomarkers (Pro-C3, ELF score), 47 presumed NASH F2/F3 subjects were enrolled into the trial and included in the safety date set. An initial low dose cohort of 75 mg or matching placebo was enrolled, and subjects were followed for 28 days on treatment with a 14-day safety follow-up observation period. A second high dose cohort was then initiated, and subjects were either enrolled on 225 mg of Rencofilstat or matching placebo and were followed for the same 28 days on treatment and 14-day safety follow up observation period. All subjects were dosed in the trial and included in the safety evaluation, with 12 subjects completing in the 75 mg cohort, 17 subjects completing at 225 mg, and 14 matching placebo subjects completing. Three subjects in the 75 mg cohort and 1 subject on placebo terminated the trial before completion. Rencofilstat reported a dose response by reducing alanine aminotransferase (ALT) levels at 28 days as well as improving biomarkers currently used as non-invasive means of evaluating antifibrotic effect, including PRO-C3. With active daily dosing of 28 days and a subsequent 14-day follow up, Rencofilstat was well tolerated in NASH subjects with no SAEs or deaths reported.
Building on the results of the Phase 2a study in NASH subjects, a Phase 2b, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of Rencofilstat in adult subjects with NASH and advanced liver fibrosis is expected to begin in 2022. This Phase 2b clinical study in 336 biopsy confirmed F2/F3 NASH subjects will increase the understanding of three doses of Rencofilstat on multiple clinically relevant endpoints and biomarkers related to improvements in or halting the advancement of further hepatic steatosis and fibrosis. The trial design will closely follow current FDA guidance on the development of NASH therapeutic agents, as the primary endpoint will be based on changes in paired liver biopsy samples after one year of three active drug doses versus matched placebo.
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
Rencofilstat
We are developing Rencofilstat as our lead molecule. Rencofilstat is a compound that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that mainly regulate protein folding. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in the scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models. In preclinical in vitro and/or in vivo experiments to date Rencofilstat decreased liver fibrosis, liver inflammation, liver tumors, and titers of HBV, HCV, HDV, and HIV-1. Importantly, reduction in liver fibrosis by Rencofilstat was observed in vivo in several experimental models and studies of NASH and liver fibrosis. Findings to date suggest that Rencofilstat might treat certain inciting agents of liver disease such as hepatitis viruses and also the ensuing disease processes resulting from those agents such as fibrosis.
Cyclophilins are pleiotropic enzymes that play a role in injury and steatosis through mechanisms including cell death occurring through mitochondrial pore permeability (cyclophilin D). Inhibition of cyclophilin D, therefore, may play an important role in protection from cell death. Cyclophilin A binding to CD147 is known to play a role in inflammation, cyclophilin B plays a role in fibrosis through collagen production, and cyclophilins also play a role in cirrhosis and cancer (e.g., cell proliferation and metastasis). Cyclophilin inhibition with Rencofilstat, therefore, may play an important role in reducing liver disease.
To date, we have completed a number of separate preclinical animal efficacy studies of Rencofilstat to assess antifibrotic activity. These studies were conducted by independent laboratory collaborations at, for example, The Scripps Research Institute (San Diego, CA), SMC Corporation (Tokyo, Japan), and Physiogenex S.A.S. (France), Each of these studies demonstrated consistent and significant reductions in fibrosis in mice and rats. Rencofilstat was also tested in ex vivo Precision Cut Liver Slices and in Precision Cut Lung Slices obtained from human donors. Again, Rencofilstat demonstrated an antifibrotic effect in the human tissue that was consistent with the animal study findings. These studies provide support of advancing Rencofilstat into clinical trials for NASH, and potentially additional indications where fibrosis plays a role.
Many viruses have been shown to recruit cellular (“host”) cyclophilins into the life cycles of the viruses and therefore assist in viral replication and evasion of host immunity. These viruses include HBV, HCV, HDV, HIV-1 and several coronaviruses. Rencofilstat was found in in vitro experiments to decrease replication of HBV, HCV, HDV, HIV-1, and the SARS-CoV-2 coronavirus responsible for the COVID-19 pandemic. SARS-CoV-2 infection may, in some instances, be associated with acute lung injury and platelet-mediated thrombotic disorders. In experimental models, Rencofilstat decreased acute lung inflammation and platelet activation, and therefore Rencofilstat may have therapeutic benefits in COVID-19 patients.
Data in various cell lines of either transfected or infected HBV demonstrates nanomolar efficacy (EC50 values) and micromolar toxicity (CC50 values). The selective index (“SI”), therefore, is wide and suggests that Rencofilstat presents a viable clinical drug candidate for the treatment of viral infections, including HBV. Additional testing in a transgenic mouse model of HBV indicated that Rencofilstat reduced HBV DNA in the liver and HBsAg in serum. Rencofilstat is orally active and appears to be well tolerated.
On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our Rencofilstat HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for Rencofilstat in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of Rencofilstat in humans. This achievement triggered the first milestone payment, as stated in the May 26, 2016 acquisition agreement between the Company and Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) (the “Merger Agreement") for the acquisition of Ciclofilin and we paid a related milestone payment of approximately $0.3 million to Aurinia Pharmaceuticals, Inc. ("Aurinia") and $0.7 million to the former Ciclofilin shareholders along with the issuance of 1,439 shares of our common stock with a fair value of $0.1 million, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the former Ciclofilin shareholders. Our CEO is a former Ciclofilin shareholder and received approximately $0.3 million and 603 shares of common stock and Petrus Wijngaard, a director of our company, received $2,805 and 6 shares of common stock.
Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof of concept clinical trial of Rencofilstat in humans - 4,317 shares of common stock and $3.0 million, (ii) upon initiation of a Phase III trial of Rencofilstat - $5.0 million, and (iii) upon acceptance by the FDA of a new drug application for Rencofilstat - $8.0 million. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in Rencofilstat. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.5 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $0.5 million, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2.0 million. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of Rencofilstat which is uncapped, (y) a royalty of 5.0% on license revenue from Rencofilstat and (z) a payment equal to 30.0% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $0.2 million plus interest will be paid to Aurinia. The maximum obligation under both (y) and (z) is CAD $5.0 million.
The Merger Agreement was amended on January 14, 2022 primarily for the following: (i) upon receipt of Phase II positive data from the first Phase II clinical trial of Rencofilstat in NASH patients which has been achieved: (1) such number of validly issued, fully paid and non-assessable shares of our common stock equal to 7.5% of the issued and outstanding of our common stock on the Closing Date as defined in the original agreement, which were issued in March 2022, and (2) a payment of $2.0 million to Ciclofilin shareholders, including a payment to our CEO of $0.8 million and other Hepion employees of $0.2 million, which such payment being made in January 2022, (ii) a payment of $1.0 million upon the positive read out of the first planned interim futility analysis of a Phase IIb clinical trial of Rencofilstat in NASH patients, supporting the continuation of the Phase IIb trial, (iii) a payment of $5.0 million upon initiation of the first Phase III trial of Rencofilstat in patients, where initiation occurs with first patient in the study dosed with study medication, (iv) a payment of $5.0 million upon the filing and acceptance by the U.S. Food and Drug Administration of the first new drug application for CPI-431-32; and (v) a payment of $8.0 million upon the regulatory approval by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat.
On June 17, 2019, we submitted an IND to the FDA to support initiation of our Rencofilstat NASH clinical development program in the United States and received approval in July 2019. We completed dosing of Rencofilstat in our multiple ascending dose (“MAD”) clinical trial in September 2020.
On November 20, 2020, we submitted an IND to the FDA to support initiation of a Rencofilstat clinical development program in the United States for COVID-19. We received approval December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial.
On November 19, 2021, we submitted an IND to the FDA to support initiation of a Rencofilstat clinical development program in the United States for the treatment of HCC and received approval on December 17, 2021.
On November 30, 2021, the FDA granted Fast Track designation for our lead drug candidate, Rencofilstat, for the treatment of NASH. The FDA Fast Track designation allows sponsors to gain access to expedited drug approval reviews for medical conditions that are serious and potentially life-threatening, and where there is an unmet medical need. The program is also designed to facilitate drug development by making provisions for more frequent meetings with the FDA to discuss drug development plans, and Fast Track designation can lead to Accelerated Approval and/or Priority Review eligibility if certain criteria are met.
Artificial Intelligence (AI)
We have created a proprietary AI tool called, “AI-POWR™ to optimize the outcomes of our current clinical programs and to potentially identify novel indications for Rencofilstat and possibly identify new targets and new drug molecules to broaden our pipeline.
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
We intend to use AI-POWR™ to help identify which NASH patients will best respond to Rencofilstat. It is anticipated that applying this proprietary platform to our drug development program will ultimately save time, resources, and money. In so doing, we believe that AI-POWR™ is a risk-mitigation strategy that should reap benefits all the way through from clinical trials to commercialization. The AI-POWR™ platform is continually updated with in-house and published data to further refine the accuracy of the neural network.
We believe that NASH is a heterogenous disease and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to Rencofilstat. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our ongoing Phase 2a NASH program and identify additional potential indications for Rencofilstat to expand our footprint in the cyclophilin inhibition therapeutic space.
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
As patent applications in the U.S. are maintained in secrecy until patents are published or issued, unless earlier publication is required under applicable law or in connection with patents filed under the Patent Cooperation Treaty (“PCT”) or as publication of discoveries in the scientific or patent literature often lags behind the actual discoveries, we cannot be certain that we or our licensors were the first to make the inventions described in our pending patent applications or that we or our licensors were the first to file patent applications for such inventions. Furthermore, the patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability cannot be predicted.
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
On June 13, 2016 we completed our merger with Ciclofilin Pharmaceuticals, Inc. (“CPI”) acquiring all its outstanding equity interests. Ciclofilin’s lead asset, CPI-431-32, which we renamed Rencofilstat, strengthens our liver disease portfolio and is currently in preclinical development for the treatment of liver fibrosis and in development against hepatitis B virus (HBV). On February 14, 2014, CPI, through its wholly owned subsidiary, had entered into a Purchase and Sale Agreement to acquire Aurinia Pharmaceuticals Inc. (“Aurinia”) entire interest in Rencofilstat. There was no upfront consideration. There are future milestone payments of up to CAD $2.9 million, which are to be paid within 30 days of achieving such milestone. In addition to the milestone payments, future payment obligations (in Canadian Dollars “CAD”) include a royalty of 2.5% of net sales. The amount payable under the foregoing royalty obligation is uncapped.
Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country.
While trade secret protection is an essential element of our business and we have taken security measures to protect our proprietary information and trade secrets, we cannot give assurance that our unpatented proprietary technology will afford us significant commercial protection. We seek to protect our trade secrets by entering into confidentiality agreements with third parties, employees, and consultants. Our employees and consultants also sign agreements requiring that they assign to us their interests in intellectual property arising from their work for us. All employees sign an agreement not to engage in any conflicting employment or activity during their employment with us and not to disclose or misuse our confidential information. However, it is possible that these agreements may be breached or invalidated, and if so, there may not be an adequate corrective remedy available. Accordingly, we cannot ensure that employees, consultants or third parties will not breach the confidentiality provisions in our contracts, infringe or misappropriate our trade secrets and other proprietary rights or that measures we are taking to protect our proprietary rights will be adequate.
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
We currently use contract manufacturers to produce clinical trial material for use in the clinical trials of Rencofilstat.
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
U.S. Regulatory Approval
Pursuant to FDA regulations, we are required to successfully undertake a long and rigorous development process before our product candidate can be marketed or sold in the U.S. This regulatory process typically includes the following steps:
•the completion of satisfactory preclinical studies under the FDA’s Good Laboratory Practices, or GLP, regulation;
•the submission and acceptance of an IND that must be reviewed by the FDA or Clinical Trial Application that must be reviewed by similar regulatory agencies in other countries and become effective before human clinical trials may begin;
•obtaining the approval of an Institutional Review Board, or IRB, or Ethics Committee, or EC, at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials;
•the successful completion of a series of adequate and well- controlled human clinical trials to establish the safety, potency, efficacy and purity of any product candidate for its intended use, which conform to the FDA’s good clinical practice, or GCP, regulations;
•the development and demonstration of manufacturing processes that conform to FDA-mandated current Good Manufacturing Practices, or cGMPs; and
•the submission to, and review and approval by, the FDA of a New Drug Application, or NDA, or a Biologic License Application, or BLA, prior to any commercial sale or shipment of a product.

Successfully completing this development process requires a substantial amount of time and financial resources. We cannot assure you that this process will result in the granting of an approval for our product candidate on a timely basis, if at all, or that we will have sufficient financial resources to see the process for our product candidate through to completion.
Preclinical Studies
Preclinical studies generally include laboratory, or in vitro, evaluation of a product candidate, its chemistry, formulation, stability, and toxicity, as well as certain in vivo animal studies to assess a product’s potential safety and biologic activity. We must submit the results of these preclinical studies, together with other information, including manufacturing records, analytical data and proposed clinical trial protocols, to the FDA as part of an IND, which must be reviewed and become effective before we may begin any human clinical trials. An IND generally becomes effective approximately 30 days after receipt by the FDA, unless the FDA, within this 30-day time period, raises material concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. If our product candidate is placed on clinical hold, we may be required to resolve any outstanding issues to the satisfaction of the FDA before we could begin, or continue, clinical trials of such product candidate. Preclinical studies supportive of an IND generally take a year or more to complete, and there is no guarantee that an IND based on those studies will become effective, allowing human clinical testing to begin.
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
•Phase 1: After an IND becomes effective, Phase 1 human clinical trials can begin. A product candidate is typically introduced either into healthy human subjects or in some cases, patients with the medical condition for which the product candidate is intended to be used. Generally, the purpose of a Phase 1 trial is to assess a product candidate’s safety and the ability of the human body to tolerate it at different dose levels. Absorption, metabolism, distribution and pharmacokinetic trials are also generally performed at this stage. Phase 1 trials typically evaluate these aspects of the investigational drug in both single doses, as well as multiple doses.
•Phase 2: During Phase 2 clinical trials, a product candidate is generally studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy or biologic activity of the product candidate for specific targeted diseases or medical conditions, and (iii) assess dose tolerance and determine the optimal dose for a subsequent Phase 2 or Phase 3 trial. Phase 2 trials generally involve patients who are divided into one or more groups that will get one of several dose levels of the product candidate, and a control group that is not treated with the product candidate but either receives a placebo or a drug already on the market for the same indication. Typically, two or more Phase 2 studies will be conducted for a product candidate prior to advancing to Phase 3.
•Phase 3: If and when one or more Phase 2 trials demonstrate that a specific dose or range of doses of a product candidate is potentially effective and has an acceptable safety profile, one or more Phase 3 trials may be undertaken to further demonstrate or confirm the clinical efficacy and safety of the investigational drug in an expanded patient population, with the goal of evaluating its overall risk-benefit relationship. Phase 3 trials are generally designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the product candidate’s clinical efficacy. The successful demonstration of clinical efficacy and safety in one or more Phase 3 trials is typically a prerequisite to the filing of an NDA or BLA for a product candidate.
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
New Drug and Biologics License Applications
If and when we believe that all the requisite clinical trials for a product candidate have been completed with satisfactory and supporting clinical data, we must submit a NDA or BLA to the FDA in order to obtain approval for the marketing and sale of a product candidate in the U.S. Among many other items, an NDA or BLA typically includes the results of all preclinical and toxicology studies and human clinical trials and a description of the manufacturing process and quality control methods. The FDA must approve the NDA or BLA prior to the marketing and sale of the related product. The FDA may deny an NDA or BLA if it believes all applicable regulatory criteria are not satisfied, or it may require additional data, including clinical, toxicology, safety or manufacturing data prior to approval. The FDA has 60 days from its receipt of an NDA or BLA to review the application to ensure that it is sufficiently complete for a substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be amended with the additional information. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.
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
•Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.
•For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health.

•National authorization procedures. There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.
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
As of December 31, 2021, we had 20 employees. Our relations with our employees are satisfactory.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves a high degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors, in addition to the other information included in this Annual Report, including our consolidated financial statements and related notes, before deciding whether to invest in shares of our common stock. The occurrence of any of the adverse developments described in the following risk factors could materially and adversely harm our business, financial condition, results of operations or prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
We have incurred losses since inception, anticipate that we will incur continued losses for the foreseeable future indicating the possibility that we may not be able to operate in the future.
For the years ended December 31, 2021 and 2020, we had an accumulated deficit of $133.5 million, and $104.1 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. In November 2020 and February 2021, we raised net proceeds of approximately $31.6 million and $82.1 million, respectively, to fund our future operations. We currently anticipate that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of the consolidated financial statements included in this Annual Report on Form 10-K. These consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our ability to raise additional funds is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital.

If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures could cause significant delays in our clinical and regulatory efforts, which is critical to the realization of our business plan. The accompanying consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our company.
Our product candidate Rencofilstat is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.
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
Our product candidates must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete their clinical development, or they can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidates. Despite these efforts, our product candidates may not:
•offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;
•be proven to be safe and effective in current and future preclinical studies or clinical trials;
•have the desired effects;
•be free from undesirable or unexpected effects;
•meet applicable regulatory standards;
•be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or
•be successfully commercialized by us or by collaborators.
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
In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:
•communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;
•regulatory authorities (including an Institutional Review Board or Ethical Committee) or IRB or EC, not authorizing us to commence or conduct a clinical trial at a prospective trial site;
•enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;
•our third-party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
•having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;
•IRBs, ECs or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and
•the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.
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
If approved and commercialized, Rencofilstat intends to compete with numerous therapies for the treatment of NASH that are currently in development. To our knowledge, other potential competitors are in both later and earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for Rencofilstat.
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
Our product candidate is also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. Our product candidate has not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidate we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidate based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidate through clinical development, and ultimately commercialize them, may:
•adversely impact our ability to raise sufficient capital to fund the development of our product candidate;
•adversely affect our ability to further develop or commercialize our product candidate;
•diminish any competitive advantages that we or our collaborators may have or attain; and
•adversely affect the receipt of potential milestone payments and royalties from the sale of our products or product revenues.
Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we or our collaborators fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we or our collaborators may be subject to restrictions or a number of actions, including:
•delays, suspension or termination of clinical trials related to our products;

•refusal by regulatory authorities to review pending applications or supplements to approved applications;
•product recalls or seizures;
•suspension of manufacturing;
•withdrawals of previously approved marketing applications; and
•fines, civil penalties and criminal prosecutions.
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
Our product candidate, Rencofilstat is a chemical compound, also referred to as small molecules. We have limited experience in the discovery, development and manufacturing of these small molecule antiviral compounds. In order to successfully develop these product candidates, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.
Furthermore, we have adopted an operating model that largely relies on the outsourcing of several responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management personnel, and directors to develop, implement and execute our business strategy, operate the Company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidate, we need to retain or attract certain personnel, consultants or advisors with experience in the drug development activities of small molecules that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly Dr. Robert Foster, our Chief Executive Officer. The loss of services of Dr. Foster or other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidate.
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
Our future capital requirements will depend on many factors, including:
•the progress of the development of our product candidates;
•the number of product candidates we pursue;
•the time and costs involved in obtaining regulatory approvals;
•the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims;
•our plans to establish sales, marketing and/or manufacturing capabilities;
•the effect of competing technological and market developments;
•the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•general market conditions for offerings from biopharmaceutical companies;
•our ability to establish, enforce and maintain selected strategic alliances and activities required for product commercialization; and
•our revenues, if any, from successful development and commercialization of our product candidates.
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
Our product candidate could fail to receive regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidate may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
•the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:
•the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;
•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;
•the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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
If approved and commercialized, Rencofilstat intends to compete with at numerous therapies for the treatment of NASH that are currently in development. To our knowledge, other potential competitors are in both later and earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for Rencofilstat.
We expect that our ability to compete effectively will depend upon our ability to:
•successfully identify and develop key points of product differentiations from currently available therapies;
•successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;
•maintain a proprietary position for our products and manufacturing processes and other related product technology;
•attract and retain key personnel;
•develop relationships with physicians prescribing these products; and
•build an adequate sales and marketing infrastructure for our product candidate.
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
We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of Rencofilstat, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.
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
If any of our product candidates is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on several factors, including:
•demonstration of safety and efficacy;
•changes in the practice guidelines and the standard of care for the targeted indication;
•relative convenience and ease of administration;
•the prevalence and severity of any adverse side effects;
•budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;
•pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;
•effectiveness of our or any of our partners’ sales and marketing strategies;
•the product labeling or product insert required by the FDA or regulatory authority in other countries; and
•the availability of adequate third-party insurance coverage or reimbursement.
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
We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third- party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:
•our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;
•our contract manufacturers failing to manufacture our product candidates according to their own standards, our specifications, cGMPs, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;
•our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidates. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidates. We cannot assure you that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;
•our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;
•our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; and
•our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.
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
Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicological, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of regulatory approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities. If ultimately approved, Rencofilstat or any other product candidate we may develop, would compete against existing therapies or other product candidates in various stages of clinical development that we believe may potentially become available in the future.
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
The current pandemic of COVID-19 and its variants, and the future outbreak of other highly infectious or contagious diseases, could continue to have an adverse impact on our business, financial condition and results of operations, including our clinical trials and pre-clinical studies.
The novel coronavirus identified in late 2019, SARS-CoV-2, which causes the disease known as COVID-19, has led to an ongoing global pandemic that continues to evolve and the ultimate impact of this pandemic remains highly uncertain. To date, the COVID-19 pandemic has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. COVID-19 has and may continue to impact our operations and those of our third-party partners and the ultimate impact on our business and financial results remains uncertain and cannot be predicted with confidence, and will depend on many factors, including the scope, severity, duration and any recurrence of the COVID-19 pandemic, including through any new variant strains of the underlying virus, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures, the effectiveness of vaccination and booster vaccination campaigns, among others. The continued development and fluidity of the COVID-19 pandemic precludes any prediction as to its full impact on our business.
In response to the spread of COVID-19, we took, and have continued to take, both temporary and ongoing precautionary measures, intended to help minimize the risk of the virus to our employees and their families, including implementing a mandatory vaccination policy requiring all U.S. employees and contractors to be fully vaccinated, subject to certain medical and religious accommodations. Where and to the extent permitted to be open under local regulations, our headquarters are operational with appropriate safety precautions based on COVID-19 vaccination rates and local guidance. Working arrangements for many of our employees differ from the arrangements before the COVID-19 pandemic, and we expect a number of employees will continue to work in a remote capacity or a hybrid of in-person and remote work. We may face several challenges or disruptions during our return to the workplace transition, including re-integration challenges for our employees, and our hybrid of in-person and remote work option may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. Compliance with governmental measures imposed in response to COVID-19 has caused and will continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. We cannot predict when certain restrictions that are in place to protect our employees can be further reduced or will no longer be needed. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, could adversely impact our business operations.
Additionally, timely completion of pre-clinical activities and initiation of planned clinical trials are dependent upon the availability of, for example, pre-clinical and clinical trial sites, researchers and investigators, patients or healthy volunteer subjects available for recruitment and enrollment, and regulatory agency personnel, which may be adversely affected by global health matters, such as the COVID-19 pandemic. We are conducting and plan to continue to conduct pre-clinical activities and clinical trials for our drug product candidate in geographies which have been and continue to be affected by COVID-19, and believe that the COVID-19 pandemic will have an impact on various aspects of our ongoing clinical trials and on the clinical trials and pre-clinical studies we expect to initiate in 2022. Any business interruptions caused by the COVID-19 pandemic could also delay necessary interactions with local regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, which could adversely impact the clinical trials of our product candidate.
Health regulatory agencies globally may also experience disruptions in their operations as a result of the COVID-19 pandemic, which may impact review, inspection and approval timelines. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
Some factors from the ongoing COVID-19 pandemic that may delay or otherwise adversely affect enrollment in and the conduct of the clinical trials of our product candidate, as well as adversely impact our business generally, include:
•the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the availability of materials necessary to conduct our clinical trials;
•limitations on travel that could interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our research, manufacturing and clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials; and
•interruption of, or delays in receiving, supplies of our product candidates from our CMOs due to staffing shortages, production slowdowns, raw material or other supply shortages, or stoppages and disruptions in delivery systems.
These and other factors arising from the COVID-19 pandemic could worsen in countries with higher infection rates and case counts, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results. In addition, a recession, depression or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.
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
We intend to leverage AI-POWR™ to potentially identify novel indications for Rencofilstat and possibly identify new targets and new drug molecules to broaden our pipeline for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying AI-POWR™ to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is both novel and unproven. Because our approach is both novel and unproven, the cost and time needed to develop our product candidates is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidates on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.
AI-POWR™ may fail to help us discover and/or develop additional potential product candidates.
Any drug discovery that we are conducting using AI-POWR™ may not be successful in identifying compounds that have commercial value or therapeutic utility. AI-POWR™ may initially show promise in identifying potential product candidates, yet fail to yield viable product candidates for clinical development or commercialization for a number of reasons, including:
•research programs to identify new product candidates will require substantial technical, financial and human resources, and we may be unsuccessful in our efforts to identify new product candidates. If we are unable to identify suitable additional compounds for preclinical and clinical development, our ability to develop product candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to our financial position and adversely impact our stock price;
•compounds found through AI-POWR™ may not demonstrate efficacy, safety or tolerability;
•potential product candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;
•competitors may develop alternative therapies that render our potential product candidates non-competitive or less attractive; or
•a potential product candidate may not be capable of being produced at an acceptable cost.
Risks Relating to the Commercialization of our Product Candidate.
We may delay or terminate the development of our product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.
Even though the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of our product candidate, we may delay, suspend or terminate the future development of our product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive FDA approval, gain meaningful market acceptance, generate a significant return to shareholders, or otherwise provide any competitive advantages in its intended indication or market.
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
Even if our product candidate is successfully developed and we or a collaborator obtain the requisite regulatory approvals to commercialize it in the future, it may not gain market acceptance or utilization among physicians, patients or third-party payers. The degree of market acceptance that our product candidates may achieve will depend on several factors, including:
•the therapeutic efficacy or perceived benefit of the product relative to existing therapies, if they exist;
•the timing of market approval and existing market for competitive drugs;
•the level of reimbursement provided by payers to cover the cost of the product to patients;
•the net cost of the product to the user or payer;
•the convenience and ease of administration of our product;
•the product’s potential advantages over existing or alternative therapies;
•the actual or perceived safety of similar classes of products;
•the actual or perceived existence, prevalence and severity of negative side effects;
•the effectiveness of sales, marketing and distribution capabilities; and
•the scope of the product label approved by the FDA.
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
A majority of the potential revenue from existing and future collaborations will likely consist of contingent payments, such as payments for achieving development or regulatory milestones and royalties payable on the sales of approved products. The milestone and royalty revenues that we may receive under these collaborations will depend primarily upon our collaborator’s ability to successfully develop and commercialize our product candidate. In addition, our collaborators may decide to enter into arrangements with third parties to commercialize products developed under our existing or future collaborations using our technologies, which could reduce the milestone and royalty revenue that we may receive, if any. In many cases, we will not be directly involved in the development or commercialization of our product candidate and, accordingly, will depend entirely on our collaborators. Our collaboration partners may fail to develop or effectively commercialize our product candidates because they:
•do not allocate the necessary resources due to internal constraints, such as limited personnel with the requisite scientific expertise, limited capital resources, or the belief that other product candidates or other internal programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;
•do not have sufficient resources necessary to fully support the product candidates through clinical development, regulatory approval and commercialization;
•are unable to obtain the necessary regulatory approvals; or
•may re-evaluate the importance and their support for developing our product candidate pipeline due to a change in management, business operations or financial strategy.
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
•we or our licensors may not have been the first to discover the inventions covered by each of our or our licensors’ pending patent applications and issued patents, and we may have to engage in expensive and protracted interference proceedings to determine priority of invention;
•our or our licensors’ pending patent applications may not result in issued patents;
•our or our licensors’ issued patents may not provide a basis for commercially viable products, may not provide us with any competitive advantages, or may be challenged by third parties; and
•third parties may develop intellectual property around our or our licensors’ patent claims to design competitive intellectual property and ultimately product candidates that fall outside the scope of our or our licensors’ patents.
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

In addition, future acquisitions may entail numerous operational and financial risks, including:
•disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;
•incurrence of substantial debt, dilutive issuances of securities or depletion of cash to pay for acquisitions;
•higher than expected acquisition and integration costs;
•difficulty in combining the operations and personnel of any acquired businesses with our operations and personnel;
•increased amortization expenses;
•impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership;
•inability to motivate key employees of any acquired businesses; and
•assumption of known and unknown liabilities.
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
Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or impose ongoing requirements for potentially costly post-approval studies. Our product candidates would also be subject to ongoing FDA requirements governing the labeling, packaging, storage, advertising, promotion, recordkeeping and submission of safety and other post-market information. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with GMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturer, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or the manufacturing facilities for our product candidate fail to comply with applicable regulatory requirements, a regulatory agency may:
•issue warning letters;
•impose civil or criminal penalties;
•suspend regulatory approval;
•suspend any ongoing clinical trials;
•refuse to approve pending applications or supplements to applications filed by us;
•impose restrictions on operations, including costly new manufacturing requirements;
•seize or detain products or request us to initiate a product recall; or
•pursue and obtain an injunction.
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
We are a small company with 20 employees as of December 31, 2021. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:
•manage development efforts effectively;
•manage our clinical trials effectively;
•integrate additional management, administrative, manufacturing and sales and marketing personnel;
•maintain sufficient administrative, accounting and management information systems and controls; and
•hire and train additional qualified personnel.
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
Healthcare reform measures and other recent legislative initiatives could adversely affect our business.
The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, comprehensive health care reform legislation has been enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the pricing and reimbursement of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other federal and state legislation impose obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product provided to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding distribution of the drug product. Further, under this legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.
Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our drug products and potential drug candidates are:
•an annual, nondeductible fee on any entity that manufactures, or imports, specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
There have been executive legal and political challenges to certain aspects of the ACA. For example, on June 17, 2021 the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

Further, prior to the United States Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequestration. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from 3 to 5 years.
Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule finalizing the changes to the Quality Payment Program. At this time, it remains unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. In particular, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs, particularly since the majority of our current revenue is derived from federal healthcare programs, including Medicare and Medicaid.
We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our product.
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
The market price of our common stock could fluctuate significantly in response to various factors and events, including:
•our ability to integrate operations, technology, products and services;
•our ability to execute our business plan;
•operating results below expectations;
•our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
•announcements of technological innovations or new products by us or our competitors;
•loss of any strategic relationship;
•industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;
•economic and other external factors;
•period-to-period fluctuations in our financial results;
•catastrophic weather and/or global disease outbreaks, such as the recent COVID-19 pandemic; and
•whether an active trading market in our common stock develops and is maintained.

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
On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was signed into law that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform has not caused a material impact to our projection of minimal cash taxes or to our net operating losses as of December 31, 2019, the date of these consolidated financial statements. Our net deferred tax assets and liabilities were adjusted, and the impact of $0.5 million was recognized as an income tax benefit during the first quarter of 2018. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
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
Our certificate of incorporation, by-laws and Delaware law contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the raider and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:
•the inability of our stockholders to call a special meeting;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our board to issue preferred stock without stockholder approval;
•the ability of our directors, and not stockholders, to fill vacancies on our board of directors.
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
We may be at risk of securities class action litigation. This risk is especially relevant for us due to our dependence on positive clinical trial outcomes and regulatory approvals of Rencofilstat. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.
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

PART IIe
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the Nasdaq Capital Market under the ticker symbol “HEPA”.
Holders of Record
As of March 30, 2022, there were 211 holders of record of our common stock.
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
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	8,774,974	$2.33	0

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report. All amounts in this report are in U.S. dollars, unless otherwise noted.
Business Overview
We are a biopharmaceutical company headquartered in Edison, New Jersey, focused primarily on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, Rencofilstat (formerly CRV431), is being developed to offer benefits to address multiple complex pathologies relate to advanced liver disease. Rencofilstat is a pan cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of liver disease. Preclinical studies with Rencofilstat in NASH models demonstrated consistent reductions in liver fibrosis and additional reductions in inflammation and cancerous tumors in some studies. Rencofilstat additionally showed in vitro antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease. Preclinical studies also have shown potentially therapeutic activities of Rencofilstat in experimental models of acute lung injury, platelet activation, and SARS-CoV-2 replication.
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
Artificial Intelligence (AI)
We have created a proprietary AI tool called, “AI-POWR™ to optimize the outcomes of our current clinical programs and to potentially identify novel indications for Rencofilstat and possibly identify new targets and new drug molecules to broaden our pipeline.
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
We intend to use AI-POWR™ to help identify which NASH patients will best respond to Rencofilstat. It is anticipated that applying this proprietary platform to our drug development program will ultimately save time, resources, and money. In so doing, we believe that AI-POWR™ is a risk-mitigation strategy that should reap benefits all the way through from clinical trials to commercialization. The AI-POWR™ platform is continually updated with in-house and published data to further refine the accuracy of the neural network.
We believe that NASH is a heterogenous disease and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to Rencofilstat. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our ongoing Phase 2a NASH program and identify additional potential indications for Rencofilstat to expand our footprint in the cyclophilin inhibition therapeutic space.
Impact of COVID-19
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our consolidated financial statements for the year ended December 31, 2021, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
FINANCIAL OPERATIONS OVERVIEW
From inception through December 31, 2021, we have an accumulated deficit of $133.5 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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
RESULTS OF OPERATIONS
Comparison of the Years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Revenues	$—	—	$—
Costs and Expenses:
Research and development	20,395,136	11,997,272	8,397,864
General and administrative	10,008,173	8,148,803	1,859,370
Loss from operations	(30,403,309)	(20,146,075)	(10,257,234)

Other income (expense):
Interest expense	(8,859)	(31,229)	22,370
Change in fair value of derivative instruments-warrants and contingent consideration	(2,310,000)	(146,050)	(2,163,950)
Loss before income taxes	(32,722,168)	(20,323,354)	(12,398,814)
Income tax (expense) benefit	—	(30,584)	30,584
Net loss	$(32,722,168)	$(20,353,938)	$(12,368,230)
We had no revenues during the years ended December 31, 2021 and 2020, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the years ended December 31, 2021 and 2020 were $20.4 million and $12.0 million, respectively. The increase of $8.4 million was primarily due to an increase in stock compensation of $0.8 million related to options granted in 2021, a $0.8 million increase in compensation cost due to an increase in headcount, a $5.0 million increase clinical trial costs related to the start of the phase 2b trial, and a $2.4 million increase in Chemistry, Manufacturing, and Controls, or CMC, costs primarily for an increase in drug costs to support our clinical trials. This was offset by a decrease in consulting services of $0.6 million.
General and administrative expenses for the years ended December 31, 2021 and 2020 amounted to $10.0 million and $8.1 million, respectively. The increase of $1.9 million is primarily due to an increase in stock compensation of $1.5 million related to options granted in 2021, a $0.3 million increase in compensation cost due to an increase in headcount, a $0.4 million increase in insurance, and a $0.3 million increase in miscellaneous expenses. This was offset by a decrease in taxes of $0.3 million and a $0.3 million decrease for consulting and outside services.
During the year ended December 31, 2021 and 2020, we recorded income tax expense of $0 and an income tax benefit of $30,584, respectively, resulting from an adjustment to a deferred tax liability. Refer to Note 10 in the consolidated financial statements included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through December 31, 2021 primarily through the issuance of convertible preferred stock, the issuance and sale of shares of our common stock in our IPO, and subsequent issuances of shares of our common stock through at-the market offerings.

Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of December 31, 2021, we had an accumulated deficit of $133.5 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
•pursue the clinical and preclinical development of our current product candidate;
•leverage our technologies to advance product candidates into preclinical and clinical development;
•seek regulatory approvals for our product candidate that successfully complete clinical trials, if any;
•attract, hire and retain additional clinical, quality control and scientific personnel;
•establish our manufacturing capabilities through third parties and scale-up manufacturing to provide adequate supply for clinical trials and commercialization;
•expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•expand and protect our intellectual property portfolio;
•establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may obtain marketing approval and intend to commercialize on our own or jointly;
•acquire or in-license other product candidates and technologies; and
•incur additional legal, accounting and other expenses in operating our business, including ongoing costs associated with operating as a public company.
Even if we succeed in commercializing our product candidate, we will continue to incur substantial research and development and other expenditures to potentially develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
We will require substantial additional financing and a failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidates derived from these technologies. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may choose to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate uses. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates.
Our future capital requirements depend on many factors, including:
•the scope, progress, results and costs of researching and developing our current and future product candidate and programs, and of conducting preclinical studies and clinical trials;
•the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidate that we may pursue;
•the stability, scale and yields during the manufacturing process as we scale-up production and formulation of our product candidate for later stages of development and commercialization;
•the timing of, and the costs involved in, obtaining regulatory and marketing approvals and developing our ability to establish sales and marketing capabilities, if any, for our current and future product candidates we develop if clinical trials are successful;

•our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;
•the cost of commercialization activities for our current and future product candidates that we may develop, whether alone or with a collaborator;
•the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•the timing, receipt and amount of sales of, or royalties on, our future products, if any; and
A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will need additional funds to meet operational needs and capital requirements associated with such operating plans.
We believe we have enough cash on hand to fund our operations for the next twelve months. We will be required to raise additional capital to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Year Ended December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(31,224,481)	$(16,165,202)
Investing activities	(130,405)	(85,789)
Financing activities	81,977,015	43,054,857
Net increase in cash	$50,622,129	$26,803,866
As of December 31, 2021, we had working capital of $89.2 million compared to working capital of $38.0 million as of December 31, 2020. The increase of $51.2 million in working capital is primarily related to an increase in cash and cash equivalents from our equity offerings during 2021 offset by an increase of $3.0 million to short-term contingent consideration.
Operating Activities:
As of December 31, 2021, we had $91.3 million in cash. Net cash used in operating activities was $31.2 million for the year ended December 31, 2021 consisting primarily of our net loss of $32.7 million, adjusted for non-cash charges of $4.7 million primarily for stock-based compensation and an increase in the fair value of contingent consideration of $2.3 million. Changes in working capital accounts had a negative impact of $5.6 million on cash primarily due to an increase in prepaid research costs.
Net cash used in operating activities was $16.2 million for the year ended December 31, 2020 consisting primarily of our net loss of $20.4 million, adjusted for non-cash charges of $2.6 million primarily for stock-based compensation. Changes in working capital accounts had a positive impact of $1.6 million on cash.
Investing Activities:
Net cash used in investing activities during the year ended December 31, 2021 was $0.1 million and was related to equipment purchases for research and development.
Net cash used in investing activities during the year ended December 31, 2020 was $0.1 million and was related to equipment purchases for research and development.

Financing Activities:
Net cash provided by financing activities was $82.0 million for the year ended December 31, 2021 due primarily to the issuance of common stock, net of issuance costs for our equity offering of $82.2 million in February 2021.
Net cash provided by financing activities was $43.1 million for the year ended December 31, 2020 due primarily to the issuance of common stock, net of issuance costs for our equity offerings $42.9 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Fair Value of Financial Instruments
Financial instruments consist of cash, accounts payable, contingent consideration and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration and derivative instruments. We record our contingent consideration and derivative instruments at fair value at the end of each reporting period.
Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our common stock, upon the achievement of certain milestones and in 2016 was estimated based on a probability-weighted discounted cash flow model utilizing a discount rate of 6.5% and a stock price of $19.60. We completed the first segment of our Phase 1 clinical activities for Rencofilstat in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of Rencofilstat in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin,) and we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. The Merger Agreement for the acquisition of Ciclofilin was amended on January 14, 2022 (see Note 13 to the consolidated financial statements) and a payment of $2.0 million was made in January 2022.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the years ended December 31, 2021 and 2020 are related to our foreign operations.
Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382 We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits (see Note 2 to the consolidated financial statements). In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes (see Note 10 to the consolidated financial statements).
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2021 and 2020, we had prepaid research and development costs of $5.9 million and $1.8 million, respectively.
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
The annual, or interim (if events or changes in circumstances indicate that it is more likely than not that the asset is impaired), goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the quantitative impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, we recognize a goodwill loss in an amount equal to any excess.
Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. We performed a quantitative assessment of goodwill for fiscal year 2021 and determined that the fair value of our reporting unit was in excess of its carrying value. We performed a qualitative assessment of goodwill for fiscal year 2020 and determined that it was not more likely than not that goodwill was impaired. There was no impairment of goodwill for the years ended December 31, 2021 and 2020.
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
The annual, or interim if events or changes in circumstances indicate that it is more likely than not that the asset is impaired), IPR&D impairment test is performed by comparing the fair value of the asset to the asset’s carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment for our indefinite-lived intangible asset and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.
We performed a quantitative assessment of IPR&D for fiscal year 2021 and determined that the asset was not impaired. We performed a qualitative assessment of IPR&D for fiscal year 2020 and determined that it was not more likely than not that IPR&D was impaired. There was no impairment of IPR&D for the year ended December 31, 2021 and 2020.
Share-based payments
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 9 to the consolidated financial statements). We account for awards granted to employees that are in excess of what is available to grant as a liability and is recorded at fair value each reporting period in the consolidated financial statements.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The estimated expected stock volatility is based on the historical volatility of our common stock. The expected term of stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of December 31, 2021.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Hepion Pharmaceuticals, Inc.
Edison, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hepion Pharmaceuticals, Inc. and its subsidiaries (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Contingent Consideration Liability
As described in Notes 1 and 6 to the consolidated financial statements, the Company has a contingent consideration liability of $4.9 million recorded as of December 31, 2021. The contingent consideration was recorded by the Company in connection with the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and the Company’s stock, to the Ciclofilin shareholders and Aurinia Pharmaceuticals Inc. upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing, significant unobservable inputs.
We identified the contingent consideration liability as critical audit matter. The principal considerations for our determination included the subjectivity and judgment by management in determining the fair value estimate of the contingent consideration liability including a high degree of estimation uncertainty in evaluating the probability of success of milestone achievement and the projected milestone achievement dates. Auditing these elements involved significant and subjective auditor judgment in performing procedures to evaluate the fair value of the contingent consideration liability.

The primary procedures we performed to address this critical audit matter included:
•Testing management’s process for estimating the fair value of contingent consideration liabilities, including corroborating with research and development personnel with regard to the current status of the clinical development of the Company’s product candidate used to support the projected milestone achievement dates.
•Testing management’s probability-weighted discounted cash flow model through evaluation of the appropriateness of the valuation method used, verifying the inputs to the discounted cash flow model to underlying source data and recalculating the results.
•Comparing inputs and assumptions used by management to determine the probability of success of milestone achievement to external market and industry data regarding clinical trial success rates.
Valuation of In Process Research & Development Intangible Assets
As described in Notes 3 and 7 to the consolidated financial statements, the Company has in-process research and development (“IPR&D”) intangible assets of $3.2 million recorded as of December 31, 2021. The IPR&D intangible assets are indefinite lived and are not subject to amortization. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. The Company tests IPR&D assets for impairment in the fourth quarter of each year or more frequently if indicators of impairment are present.
We identified the valuation of IPR&D intangible assets in the impairment assessment as a critical audit matter. The principal consideration for our determination included the subjectivity and judgment used by management in determining the selection of a discount rate and the probability of success of research and development programs. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skill with valuations to assist in: (i) assessing the reasonableness of the discount rate incorporated into the valuation models used by management, and (ii) testing the mathematical accuracy of the Company’s calculations.
•Comparing inputs and assumptions used by management to determine the probability of success of research and development programs to external market and industry data regarding clinical trial success rates.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

Woodbridge, New Jersey
April 8, 2022

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash	$91,348,967	$40,726,838
Prepaid expenses	6,102,801	1,907,461
Total current assets	97,451,768	42,634,299
Property and equipment, net	152,772	108,440
Right-of-use assets	303,689	556,492
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	583,326	285,098
Total assets	$103,552,479	$48,645,253

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,445,837	$3,722,429
Accrued expenses	2,505,625	659,572
Operating lease liabilities, current	266,650	279,826
Short-term portion of contingent consideration	2,988,284	—
Total current liabilities	8,206,396	4,661,827
Contingent consideration	1,891,716	2,570,000
Long-term debt	—	176,585
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	50,342	295,755
Derivative financial instruments, at estimated fair value—warrants	—	11,673
Total liabilities	10,557,476	8,124,862
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at December 31, 2021 and 2020, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,806 and 1,817 shares issued and outstanding at December 31, 2021 and 2020, respectively.	845,320	856,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,225,254 and 32,025,153 shares issued and outstanding at December 31, 2021 and 2020, respectively.	7,623	3,203
Additional paid-in capital	224,787,547	142,910,523
Accumulated deficit	(133,501,295)	(104,105,463)
Total stockholders’ equity	92,995,003	40,520,391
Total liabilities and stockholders’ equity	$103,552,479	$48,645,253

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020
Revenues	$—	$—
Costs and expenses:
Research and development	20,395,136	11,997,272
General and administrative	10,008,173	8,148,803
Total operating expenses	30,403,309	20,146,075
Loss from operations	(30,403,309)	(20,146,075)

Other income (expense):
Interest expense	(8,859)	(31,229)
Change in fair value of derivative instruments-warrants and contingent consideration	(2,310,000)	(146,050)
Loss before income taxes	(32,722,168)	(20,323,354)
Income tax benefit (expense)	—	(30,584)
Net loss	(32,722,168)	(20,353,938)
Deemed dividend (see Note 5)	—	(5,287)
Net loss attributable to common shareholders	$(32,722,168)	$(20,359,225)

Weighted average common shares outstanding:
Basic and diluted	70,291,535	9,677,832

Net loss per common share: (see Note 11)
Basic and diluted	$(0.47)	$(2.10)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	85,581	$855,808	1,827	$861,033	3,760,255	$375	$97,651,006	$(83,751,525)	$15,616,697
Net loss	—	—	—	—	—	—	—	(20,353,938)	(20,353,938)
Stock-based compensation expense	—	—	—	—	—	—	2,379,360	—	2,379,360
Conversion of preferred stock to common	—	—	(10)	(10,000)	92	—	10,000	—	—
Accretion of discount	—	—	—	5,287	—	—	(5,287)	—	—
Issuance of common stock, net	—	—	—	—	28,262,806	2,828	42,863,444	—	42,866,272
Warrant exercises	—	—	—	—	2,000	—	12,000	—	12,000
Balance at December 31, 2020	85,581	855,808	1,817	856,320	32,025,153	3,203	142,910,523	(104,105,463)	40,520,391
Adoption of new accounting standard	—	—	—	—	—	—	(3,314,663)	3,326,336	11,673
Net loss	—	—	—	—	—	—	—	(32,722,168)	(32,722,168)
Stock-based compensation expense	—	—	—	—	—	—	3,031,507	—	3,031,507
Conversion of preferred stock to common	—	—	(11)	(11,000)	101	—	11,000	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	82,153,600
Balance at December 31, 2021	85,581	$855,808	1,806	$845,320	76,225,254	$7,623	$224,787,547	$(133,501,295)	$92,995,003

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,722,168)	$(20,353,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,668,815	2,379,360
Depreciation and amortization	86,073	34,515
Change in fair value of derivative instrument-warrants	—	6,050
Change in fair value of contingent consideration	2,310,000	140,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,067,847)	3,039,242
Right of use asset	252,803	241,421
Operating lease liability	(258,589)	(231,866)
Prepaid expenses and other assets	(4,493,568)	(1,419,986)
Net cash used in operating activities	(31,224,481)	(16,165,202)

Cash flows from investing activities:
Purchase of property and equipment	(130,405)	(87,983)
Proceeds from disposal of property and equipment	—	2,194
Net cash used in investing activities	(130,405)	(85,789)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	82,153,600	42,866,272
Proceeds from debt financing	—	176,585
Repayment of debt financing	(176,585)	—
Proceeds from the exercise of warrants	—	12,000
Net cash provided by financing activities	81,977,015	43,054,857
Net increase in cash	50,622,129	26,803,866
Cash at beginning of period	40,726,838	13,922,972
Cash at end of period	$91,348,967	$40,726,838

Supplementary disclosure of cash flow information:
Cash paid for interest	$2,024	$—
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$11,000	$10,000
Fair value of warrants issued to placement agent	2,013,055	1,278,432
Adoption of new accounting standard	11,672	—

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Business Overview
Hepion Pharmaceuticals, Inc. (we, our, or us) is a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, Rencofilstat (formerly CRV431), is being developed to offer benefits to address multiple complex pathologies related to advanced liver disease. Rencofilstat is a cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of liver disease.
We are developing Rencofilstat as our lead molecule. Rencofilstat is a compound that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that regulate protein folding. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in the scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models.
On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our Rencofilstat HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for Rencofilstat in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of Rencofilstat in humans. This achievement triggered the first milestone payment, as stated in the May 26, 2016 acquisition agreement between the Company and Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) (the “Merger Agreement") for the acquisition of Ciclofilin and we paid a related milestone payment of approximately $0.3 million to Aurinia Pharmaceuticals, Inc. ("Aurinia") and $0.7 million to the former Ciclofilin shareholders along with the issuance of 1,439 shares of our common stock with a fair value of $0.1 million, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the former Ciclofilin shareholders. Our CEO is a former Ciclofilin shareholder and received approximately $0.3 million and 603 shares of common stock and Petrus Wijngaard, a director of our company, received $2,805 and 6 shares of common stock. The Merger Agreement for the acquisition of Ciclofilin was amended on January 14, 2022 (see Note 13).
Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof of concept clinical trial of Rencofilstat in humans - 4,317 shares of common stock and $3.0 million, (ii) upon initiation of a Phase III trial of Rencofilstat - $5.0 million, and (iii) upon acceptance by the FDA of a new drug application for Rencofilstat - $8.0 million. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in Rencofilstat. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.5 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $0.5 million, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2.0 million. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of Rencofilstat which is uncapped, (y) a royalty of 5.0% on license revenue from Rencofilstat and (z) a payment equal to 30.0% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $0.2 million plus interest will be paid to Aurinia. The maximum obligation under both (y) and (z) is CAD $5.0 million. The Merger Agreement was amended on January 14, 2022 (see Note 13).
On June 17, 2019, we submitted an IND to the FDA to support initiation of our Rencofilstat NASH clinical development program in the United States and received approval in July 2019. We completed dosing of Rencofilstat in our multiple ascending dose (“MAD’) clinical trial in September 2020.
On July 13, 2021, we announced positive topline results from our Phase 2a "Ambition" NASH clinical trial. All primary endpoints of the trial were met. This Phase 2a study confirmed Rencofilstat tolerability and successfully elucidated drug dose range for the upcoming Phase 2b trial.
On September 13, 2021, we announced additional positive data from the Phase 2a Ambition trial and the initiation of the Phase 2b "Ascend" NASH clinical trial.
On November 20, 2020, we submitted an IND to the FDA to support initiation of a Rencofilstat clinical development program in the United States for COVID-19. We received approval December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial. To date, we have not sourced funding yet.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On November 19, 2021 we submitted an IND to the FDA to support initiation of a Rencofilstat clinical development program in the United States for the treatment of HCC and received approval on December 17, 2021.
On November 30, 2021, the FDA granted Fast Track designation for our lead drug candidate, Rencofilstat, for the treatment of NASH. The FDA Fast Track designation allows sponsors to gain access to expedited drug approval reviews for medical conditions that are serious and potentially life-threatening, and where there is an unmet medical need. The program is also designed to facilitate drug development by making provisions for more frequent meetings with the FDA to discuss drug development plans, and Fast Track designation can lead to Accelerated Approval and/or Priority Review eligibility if certain criteria are met.
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
Immaterial Revisions
Adoption of New Accounting Standard
On January 1, 2021, we adopted ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments in ASU No. 2020-06 removed the requirement that an instrument or embedded feature must permit settlement in unregistered shares in order to qualify for equity classification. The removal of this criterion allowed us to reclassify the common stock liability to equity upon adoption. In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, we determined that revisions were required to be made to previously reported balances associated with adoption of ASU 2020-06, including the cumulative effect upon adoption.

We revised the consolidated financial statements as follows: (a) reclassification of $11,673 from non-current liabilities included in Derivative financial instruments to Additional paid-in capital related to warrants previously issued in connection with our Series C convertible preferred stock in 2018 that were recorded as liabilities and are reclassified to equity upon adoption of ASU 2020-06; (b) reversal of $10,911 of corresponding changes in fair value for liability classified warrants in (a) above recorded through September 30, 2021; (c) reclassification of $4,529,980 representing an increase to additional paid-in capital and offset to accumulated deficit related to historical changes in fair value of liability classified warrants, offset by the initial allocation of offering costs recorded as an expense at the time of issuance in 2018; (d) above from issuance through September 30, 2021 net of original issuance costs that were allocated to the previously classified liability warrants; (d) reversal of $5,816 for the 2021 accretion of a discount for our previously issued Series C convertible preferred stock is no longer required with the adoption of ASU 2020-06; and (e) reclassification of $7,844,643 representing a beneficial conversion feature related to our previously issued Series A and B convertible preferred stock previously recorded as a deemed dividend in accumulated deficit that is being reclassified from accumulated deficit to additional paid-in capital.
The above revisions did not have a material impact on the consolidated statement of operations or statement of cash flows. We assessed the materiality of the misstatements both quantitatively and qualitatively and determined the revisions of these errors to be immaterial to all prior consolidated financial statements taken as a whole and, therefore, amending previously filed reports to correct for the immaterial errors was not required. We have included a line item titled “adoption of new accounting standard” in the consolidated statement of changes in stockholders’ equity for the year ended December 31, 2021 that includes the cumulative effect on adoption of the above revisions.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following tables present the amounts as reported, net revisions, and as revised amounts for the immaterial revisions to previously reported amounts which are which is shown in the following tables:

	For the Three Months Ended March 31, 2021
	As Reported	Revisions	As Revised
Series C convertible preferred stock	851,607	(5,287)	846,320
Additional paid-in capital	226,022,287	(3,309,376)	222,712,911
Net loss	(6,057,306)	(6,211)	(6,063,517)
Accumulated deficit	(110,162,769)	3,320,124	(106,842,645)
Total stockholders' equity	117,574,556	5,461	117,580,017

	For the Three Months Ended June 30, 2021
	As Reported	Revisions	As Revised
Series C convertible preferred stock	851,607	(5,287)	846,320
Additional paid-in capital	226,834,239	(3,309,376)	223,524,863
Net loss	(7,665,161)	(1,944)	(7,667,105)
Accumulated deficit	(117,827,930)	3,318,180	(114,509,750)
Total stockholders' equity	110,721,347	3,517	110,724,864

	For the Three Months Ended September 30, 2021
	As Reported	Revisions	As Revised
Series C convertible preferred stock	851,136	(5,816)	845,320
Additional paid-in capital	228,023,085	(3,308,847)	224,714,238
Net loss	(9,266,717)	(2,756)	(9,269,473)
Accumulated deficit	(127,094,647)	3,315,424	(123,779,223)
Total stockholders' equity	102,643,005	761	102,643,766
Income Taxes
During the year ended December 31 2021, we performed an Internal Revenue Code Section 382 analysis of our historical net operating loss ("NOL") carry-forward amounts. As more fully disclosed in Note 10, our NOLs may become subject to an annual limitation under Section 382. In connection with our September 30, 2021 Form 10-Q, we previously disclosed that we performed a study through September 30, 2021 and concluded that we have experienced ownership changes since inception through September 30, 2021 that we believe will result in limitations on our ability to use certain pre-ownership change NOLs and credits. We updated our study through the fourth quarter of 2021 and concluded that there were no additional limitations identified.

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
Liquidity
As of December 31, 2021, we had $91.3 million in cash, an accumulated deficit of $133.5 million, and working capital of $89.2 million. For the year ended December 31, 2021, cash used in operating activities was $31.2 million and we had a net loss of $32.7 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of Rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these consolidated financial statements. These consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
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
COVID-19 Pandemic
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our consolidated financial statements for the year ended December 31, 2021, a prolonged outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
Cash
As of December 31, 2021 and 2020, the amount of cash was $91.3 million and $40.7 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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
Financial instruments consist of cash, accounts payable, contingent consideration and derivative instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration and derivative instruments, which are recorded at fair value at the end of each reporting period. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 6 for additional information on the fair value of the contingent consideration.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Property, equipment and depreciation
As of December 31, 2021 and 2020, we had $0.2 million and $0.1 million, respectively, of property and equipment, consisting primarily of computer equipment, research equipment and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Depreciation expense for the years ended December 31, 2021 and 2020 was $0.1 million and $34,515, respectively. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2021 or December 31, 2020.
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
The annual, or interim (if events or changes in circumstances indicate that it is more likely than not that the asset is impaired), goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the quantitative impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, we recognize a goodwill loss in an amount equal to any excess.
Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. We performed a quantitative assessment of goodwill for fiscal year 2021 and determined that the fair value of our reporting unit was in excess of its carrying value. We performed a qualitative assessment of goodwill for fiscal year 2020 and determined that it was not more likely than not that goodwill was impaired. There was no impairment of goodwill for the years ended December 31, 2021 and 2020.
In-Process Research and Development ("IPR&D") acquired in a business combination is capitalized as indefinite-lived assets on our consolidated balance sheets at the acquisition-date fair value. IPR&D relates to amounts that arose in connection with the acquisition of Ciclofilin. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.
The annual, or interim if events or changes in circumstances indicate that it is more likely than not that the asset is impaired), IPR&D impairment test is performed by comparing the fair value of the asset to the asset’s carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment for our indefinite-lived intangible asset and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.
We performed a quantitative assessment of IPR&D for fiscal year 2021 and determined that the asset was not impaired. We performed a qualitative assessment of IPR&D for fiscal year 2020 and determined that it was not more likely than not that IPR&D was impaired. There was no impairment of IPR&D for the year ended December 31, 2021 and 2020.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the years ended December 31, 2021 and 2020 is related to our foreign operations.
Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits (see Note 2). In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

on the fact that we have no history of successful commercialization of product candidates to base any estimate of the number of future periods that would be benefited.
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2021 and 2020, we had prepaid research and development costs of $5.9 million and $1.8 million, respectively.
Share-based payments
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 9). We account for awards granted to employees that are in excess of what is available to grant as a liability recorded at fair value each reporting period in the consolidated financial statements.
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
Foreign Exchange
The functional and reporting currency of Hepion Pharmaceuticals, Inc., Hepion Research Corp. and ContraVir Research Inc. is the U.S. dollar. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains (losses) was $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.
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
4. Recent Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04 ("ASU 2021-04), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We are currently evaluating the impact of this new standard on our consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Additionally, the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, the standard requires applying the if-converted method to calculate convertible instruments’ impact on diluted earnings per share (“EPS”). The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. We adopted this standard on January 1, 2021 on a modified retrospective basis and recorded a cumulative effect adjustment in the amount of $3.3 million (see Note 2).
5. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2021, there were 85,581 shares outstanding. During the years ended December 31, 2021 and 2020, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of December 31, 2021, there were 1,806 shares outstanding. During the year ended December 31, 2021, 11 shares of the Series C were converted into 101 shares of our common stock and during the year ended December 31, 2020, 10 shares of the Series C were converted into 92 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $1.55 per share (subject to adjustments upon the occurrence of certain dilutive events).
Common Stock and Warrant Offering
In April 2016, April 2017, and July 2018, we issued common stock and warrants in connection with public offerings. Based on the terms of the April 2016 and 2017 offering and warrant agreements, we could be required to pay, at the option of the warrant holder, an amount of cash determined in accordance with a Black-Scholes option pricing model, at the time of exercise of the warrant under certain terms and conditions. Based on the terms of the July 2018 offering and warrant agreements, if we do not maintain an effective registration statement, which is outside of our control, we are obligated to deliver registered shares upon the exercise and settlement of the warrant. As a result of the aforementioned terms and in accordance with the guidance contained in ASC Topic 815-40, we determined that the April 2016, April 2017 and July 2018 warrants issued in connection with these offerings must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our consolidated statement of operations and comprehensive loss. (see Note 6). During 2021, the remaining unexercised April 2016 warrants expired. In connection with the adoption of ASU 2020-06, we reclassified the July 2018 warrants to equity (See Note 2).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the components of changes in our derivative financial instruments liability balance for the years ended December 31, 2021 and 2020:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2019	Balance of derivative financial instruments liability	107,998	$5,623
	Expiration of warrants	(5,356)	—
	Change in fair value of warrants for the year ended December 31, 2020	—	6,050
December 31, 2020	Balance of derivative financial instruments liability	102,642	11,673
	Expiration of warrants	(4,314)	—
	Reclassification due to adoption of ASU 2020-06 (see Note2)	(87,614)	(11,673)
December 31, 2021	Balance of derivative financial instruments liability	10,714	$—
Common Stock Offerings
On February 16, 2021, we entered into an underwriting agreement ("Underwriting Agreement") with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the Representative") of the underwriters ("collectively, the Underwriters") listed therein, with respect to an underwritten public offering ("Offering") of 44,200,000 shares of our common stock, par value $0.0001, at a public offering price of $2.00 per share, which resulted in net proceeds to us of $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. Upon closing of the Offering, we issued to the Representative as compensation warrants to purchase 1,105,000 shares of common stock, or the Representative’s Warrants. The Representative’s Warrants will be exercisable at $2.50 per share. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one-half year period commencing 180 days from February 19, 2021. We determined that the Representative Warrants should be recorded in the consolidated financial statements as equity.
On November 24, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the “Representative”) of the underwriters listed therein (collectively, the “Underwriters”), with respect to an underwritten public offering (the “Offering”) of 20,000,000 shares of our common stock, par value $0.0001 (the “Shares”) at a public offering price of $1.50 per share and a 45-day option to purchase up to 3,000,000 additional shares of common stock to cover over-allotments. On November 25, 2020, the Representative exercised the over-allotment in full. Upon closing of the offering, we issued to the Representative as compensation warrants to purchase 690,000 shares of common stock, or the Representative’s Warrants. The Representative’s Warrants will be exercisable at $1.875 per share. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one-half year period commencing 180 days from November 30, 2020. We determined that the Representative Warrants should be recorded in the consolidated financial statements as equity classified. The Shares were offered by us pursuant to a registration statement on Form S-1 (No. 333- 249724) previously filed with the SEC and subsequently declared effective on November 24, 2020. The Offering closed on November 30, 2020 and we received net proceeds of $31.6 million.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

6. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2021 and 2020.

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2021:
Contingent consideration	$4,880,000	$—	$—	$4,880,000
Derivative liabilities related to warrants	$—	$—	$—	$—

As of December 31, 2020:
Contingent consideration	$2,570,000	$—	$—	$2,570,000
Derivative liabilities related to warrants	$11,673	$—	$—	$11,673
The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 5 for a rollforward of the derivative liability for the year ended December 31, 2021. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
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
At December 31, 2021 and 2020, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	December 31,
	2021			2020
Discount rate	7.0%			8.0%
Stock price	$1.14			$2.19
Projected milestone achievement dates	December 2021	—	June 2026	June 2021	—	January 2025
Probability of success of milestone achievements	18%	—	100%	13%	—	40%
We completed the first segment of our Phase I clinical activities for Rencofilstat in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of Rencofilstat in humans. This achievement triggered the first milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin and in the fourth quarter of 2018, we paid a related milestone payment of $1,000,000 and issued 1,439 shares of our common stock with a fair value of $55,398, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As of December 31, 2021, $2,988,284 was classified as a current liability and $1,891,716 as a non-current liability based upon management's best estimate using the latest available information. Management reviewed the assumptions at December 31, 2021 and reduced the discount rate based on comparable companies, increased the probability of success for milestone 2 and extended the projected achievement dates for milestones 3 and 4 based on new information. The Merger Agreement for the acquisition of Ciclofilin was amended on January 14, 2022 (see Note 13).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the change in fair value of the contingent consideration for the years ended December 31, 2021.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2019	$2,430,000
Change in fair value recorded in earnings	140,000
Balance at December 31, 2020	2,570,000
Change in fair value recorded in earnings	2,310,000
Balance at December 31, 2021	$4,880,000
7. Indefinite-lived Intangible Assets, Goodwill, and Property and Equipment
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2019	$3,190,000
Changes during the year ended December 31, 2020	—
Rencofilstat balance at December 31, 2020	3,190,000
Changes during the year ended December 31, 2021	—
Rencofilstat balance at December 31, 2021	$3,190,000
No impairment losses were recorded on IPR&D during the years ended December 31, 2021 and 2020.
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2019	$1,870,924
Changes during the year ended December 31, 2020	—
Goodwill balance at December 31, 2020	$1,870,924
Changes during the year ended December 31, 2021	—
Goodwill balance at December 31, 2021	$1,870,924
No impairment losses were recorded to goodwill during years ended December 31, 2021 and 2020.
Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	December 31, 2021	December 31, 2020
Equipment	3.0 years	$330,830	$200,425
Furniture and fixtures	7.0 years	62,183	62,183
Less: Accumulated depreciation		(240,241)	(154,168)
		$152,772	$108,440
Depreciation expense for the years ended December 31, 2021 and 2020 was $0.1 million and $34,515, respectively.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

8. Accrued Liabilities
Accrued expenses consist of the following:

	December 31,
	2021	2020
Payroll and related costs	$—	$150,702
Stock-based compensation - see Note 9	1,637,308	—
Research and development	536,965	438,856
Legal fees	57,345	—
Accrued taxes	—	37,160
Professional fees	167,346	—
Other	106,661	32,854
Total accrued expenses	$2,505,625	$659,572
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2021 and at the time that these grants were made, we had 35,229 options available for grant under the Plan. We accounted for the option grant as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. As of December 31, 2021, the liability related to the awards was $1.6 million and has been included in accrued expenses in our consolidated balance sheet with the corresponding expense included in our consolidated statements of operations and comprehensive loss. At our annual meeting of stockholders on October 7, 2021, shareholders voted against our 2021 Omnibus Equity Incentive Plan. Therefore, we will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available options to grant.
We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020
General and administrative	$3,267,349	$1,798,288
Research and development	1,401,466	581,072
Total stock-based compensation expense	$4,668,815	$2,379,360

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

    A summary of stock option activity under the Plan is presented below:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2020	2,460,677	$1.63	-	$2,452.80	$4.17	$990,930	9.40 years
Granted	6,315,000	$1.70	-	$—	$1.70	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(703)	$—	-	$—	$820.13	$—
Balance outstanding, December 31, 2021	8,774,974	$1.63	-	$2,016.00	$2.33	$—	9.10 years
Awards outstanding, vested awards and those expected to vest at December 31, 2021	8,569,714	$1.63	-	$2,016.00	$2.34	$—	9.10 years
Vested and exercisable at December 31, 2021	1,274,076	$1.63	-	$2,016.00	$5.32	$—	8.40 years
There were 2,423,500 options granted to employees during the year ended December 31, 2020. The total fair value of awards vested during the year ended December 31, 2021 was $4.4 million. The total fair value of awards vested during the year ended December 31, 2020 was de minimis.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.
As of December 31, 2021, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $7.4 million to be recognized over a weighted-average remaining vesting period of approximately 1.84 years.
The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted to employees.

	Year Ended December 31,
	2021	2020
Stock price	$1.70	$2.50
Risk-free interest rate	1.35%	0.34%
Dividend yield	—	—
Expected volatility	119.2%	126.3%
Expected term (in years)	5.9	6.0
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

have “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted as permitted by SAB No. 107.
Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Our loss before income taxes was $32.7 million and $20.3 million for the years ended December 31, 2021 and 2020, respectively, and was generated entirely in the United States and Canada.
The income tax benefit for the year ended December 31, 2021 was $0 and income tax expense for the year ended December 31, 2020 was $30,584. For 2021 and 2020, taxes paid are related to our Canadian entity.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.
The significant components of our deferred tax assets are comprised of the following:

	As of December 31,
	2021	2020
Federal NOL	$13,292,524	$8,385,931
State NOL	3,127,854	800,008
Research and development credits	1,246,653	503,406
Lease liability	89,106	172,674
Stock compensation & other	1,911,401	1,108,314
Deferred tax asset valuation allowance	(19,048,156)	(10,239,037)
Total deferred tax asset	619,382	731,296

Deferred tax liability (In-Process R&D)	(957,000)	(957,000)
Right-of-use asset	(71,404)	(183,318)
Total deferred tax liability	(1,028,404)	(1,140,318)

Net deferred tax liability	$(409,022)	$(409,022)
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses since inception, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020, including those related to Canada. We have recorded a net deferred tax liability of $409,022 related to in-process research and development as a result of the acquisition of Ciclofilin. It is our position that the acquired in-process research and development is an indefinite-lived intangible asset and is not available as a source of income to support the realization of deferred tax assets.
The valuation allowance increased by $8.8 million and $2.5 million for the years ended December 31, 2021 and 2020, respectively, due primarily to the generation of net operating losses during these periods.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2021	2020
U.S. statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.0%	8.6%
Research and development credits	1.7%	2.1%
Warrant liability and contingent consideration	(1.5)	(0.2)%
Other	(1.1)%	(1.7)%
Valuation allowance	(28.1)%	(29.9)%
Effective tax rate	—%	(0.1)%
As of December 31, 2021 and 2020, we had U.S. federal and state net operating loss carryforwards of $101.1 million and $49.6 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2022. We also had federal and state research and development tax credit carryforwards of approximately $1.2 million as of December 31, 2021, which will begin to expire in December 2023.
Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits (see Note 2). In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
We file income tax returns in the United States, Canada and various state jurisdictions. Our federal income tax returns for the years 2016 and forward and state income returns for the years 2015 and forward remain subject to examination by the Internal Revenue Service (“IRS”) and state authorities. Our tax returns in Canada are also subject to examination.
We had an unrecognized tax position of $0, a corresponding accrual for penalties and interest in the amount of $0, as a component of income tax expense, accrued through December 31, 2021. There are no amounts included in the unrecognized tax benefit at December 31, 2021 that will impact the effective rate if recognized. During the year ended December 31, 2021, the unrecognized tax position along with the corresponding interest and penalties were paid and the accrual has been reduced to $0 at December 31, 2021 and we no longer have an unrecognized tax position.
We have approximately $0.9 million of undistributed earnings in Canada, which we continue to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.
11. Loss per Share
Basic and diluted net loss per common share was determined by dividing net loss by the weighted-average common shares outstanding during the period. Prior to the adoption of ASU 2020-06 in 2021, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period with net loss attributable to common stockholders’ being adjusted for the preferred stock deemed dividends related accretion of the beneficial conversion feature and other discount on this instrument for the periods in which the preferred stock is outstanding.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
Basic and diluted net loss per common share	2021	2020
Numerator:
Net loss	(32,722,168)	(20,353,938)
Preferred stock deemed dividend	—	(5,287)
Net loss attributable to common stockholders	$(32,722,168)	$(20,359,225)
Denominator:
Weighted average common shares outstanding	70,291,535	9,677,832
Net loss per share of common stock—basic and diluted	$(0.47)	$(2.10)
The following outstanding securities at December 31, 2021 and 2020 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,645	16,747
Stock options	8,774,974	2,460,677
Warrants – liability classified	10,714	102,642
Warrants – equity classified	4,311,182	3,118,568
Total	13,116,699	5,701,818
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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
As of December 31, 2021, the ROU assets were $0.3 million, the current lease liabilities were $0.3 million, and the non-current lease liabilities were $0.1 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the years ended December 31, 2021 and 2020 was $0.3 million and $0.3 million, respectively.
The weighted average remaining term of our noncancelable operating leases is 1.16 years. Future minimum rental payments under our noncancelable operating leases at December 31, 2021 is as follows:

2022	$273,941
2023	53,902
2024 and thereafter	—
Total	327,843
Present value adjustment	(10,851)
Lease liability at December 31, 2021	$316,992
Employment Agreements
We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.
Related Party Transaction
In May 2021, we entered into an agreement with the Baruch S. Blumberg Institute (BSBI) to conduct a laboratory study and evaluation (Study) with a total cost of $60,000. During the year ended December 31, 2021, we paid $30,000 to BSBI. The Study is supervised by Timothy Block, a Principal Investigator at BSBI. Mr. Block is also one of our board members. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.
13. Subsequent Events
The Merger Agreement dated May 26, 2016 for the acquisition of Ciclofilin (see Note 1) was amended on January 14, 2022 for the following: (i) upon receipt of Phase II positive data from the first Phase II clinical trial of Rencofilstat in NASH patients which has been achieved: (1) such number of validly issued, fully paid and non-assessable shares of our common stock equal to 7.5% of the issued and outstanding of our common stock on the Closing Date as defined in the original agreement, which was issued in March 2022, and (2) a payment of $2.0 million, made in January 2022 to Ciclofilin shareholders, including a payment to our CEO of $0.8 million and other Hepion employees of $0.2 million, (ii) a payment of $1.0 million upon the positive read out of the first planned interim futility analysis of a Phase IIb clinical trial of Rencofilstat in NASH patients, supporting the continuation of the Phase IIb trial. The original agreement required a $3.0 million payment upon receipt of Phase II positive data from a proof-of-concept clinical trial of CRV431., (iii) a payment of $5.0 million upon initiation of the first Phase III trial of Rencofilstat in patients, where initiation occurs with first patient in the study dosed with study medication, which remains unchanged from the original agreement, (iv) a payment of $5.0 million upon the filing and acceptance by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat, which was $8.0 million in the original agreement; and (v) a payment of $8.0 million upon the regulatory approval by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Management's Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Remediation of Material Weaknesses
Control environment – We did not maintain an effective control environment. Our control environment was ineffective because we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment.
Remediation of material weakness in control environment – Management has remediated this material weakness. The steps management took to remediate the material weakness included, i) hiring additional personal with appropriate level of accounting knowledge, experience, and training in GAAP, and ii) we engaged a third-party consultant to test our internal controls.
Period end financial close and reporting - We did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements, inclusive of tax and tax related balances, reconciled to the underlying supporting schedules and accounting records.
Remediation of material weakness in period end financial close and reporting – Management has remediated this material weakness. The steps management took to remediate the material weakness included, i) implementation of enhanced internal controls over financial reporting, ii) hiring additional personal with adequate knowledge, which also enhanced our segregation of duties, iii) implementing several software solutions including software for the reporting of stock-based compensation and software related to public company reporting in order to improve our financial reporting process, and iv) utilizing the services of several external tax consultants to improve our income taxes reporting process for deferred tax assets, deferred tax liabilities and income taxes payable and the related income tax expense, v) Additional review by management of all tax matters including review of reconciliation files vi) engaging third-party consultants for any unusual or non-routine transactions, and vii) engaged a third-party consultant to assist us in reviewing our business process internal controls, improve our internal control documentation and perform walkthroughs of our procedures.
Management believes that the added controls described above serve to remediate the material weaknesses as of December 31, 2021. Management will continue to review and monitor these enhanced controls to ensure they are operating effectively and provide for the intended strengthening of internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded other than changes that have resulted from the remediation activities of past material weaknesses noted above, there were no changes during the quarter ended December 31, 2021.
ITEM 9B. OTHER INFORMATION
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item regarding executive compensation will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships, Related Person Transactions and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2022 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this item regarding principal accounting fees and services will be included in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements
Reference is made to the Index to Consolidated Financial Statements of Hepion Pharmaceuticals, Inc. appearing on page 51 of this report.
(b)(2)Financial Statement Schedules
The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.
(b)EXHIBITS

Exhibit Number	Exhibit Description
3.1(a)
Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

3.1(b)
Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2014 and incorporated herein by reference).

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
3.2(a)
By-Laws of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).

3.2(b)	Amendment to the By-Laws of Hepion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 23, 2021)
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
_________________________________________________
*    Indicates a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: April 8, 2022

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

Signature	Title	Date

/s/ ROBERT FOSTER	Chief Executive Officer	April 8, 2022
Robert Foster	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer	April 8, 2022
John Cavan	(Principal Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	April 8, 2022
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	April 8, 2022
John Brancaccio

/s/ ARNOLD LIPPA	Director	April 8, 2022
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	April 8, 2022
Timothy Block

/s/ PETRUS WIJNGAARD	Director	April 8, 2022
Petrus Wijngaard