Form 10-Q
period 2022-03-31
Hepion Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 9, 2022 was 76,229,617.

HEPION PHARMACEUTICALS, INC.
FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited condensed consolidated financial statements as of and for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2022. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements. Cautionary Note Regarding Forward-Looking Statements.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
		(Note 2)
Assets
Current assets:
Cash	$79,222,826	$91,348,967
Prepaid expenses	10,551,555	6,102,801
Total current assets	89,774,381	97,451,768
Property and equipment, net	131,001	152,772
Right-of-use assets	236,519	303,689
In-process research and development	3,190,000	3,190,000
Goodwill	1,870,924	1,870,924
Other assets	652,182	583,326
Total assets	$95,855,007	$103,552,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,383,294	$2,445,837
Accrued expenses	3,629,269	2,505,625
Operating lease liabilities, current	247,340	266,650
Short-term portion of contingent consideration	—	2,988,284
Total current liabilities	6,259,903	8,206,396
Contingent consideration	2,550,000	1,891,716
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	—	50,342
Total liabilities	9,218,925	10,557,476
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,801 and 1,806 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	840,320	845,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,229,617 and 76,225,254 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	7,623	7,623
Additional paid-in capital	225,354,165	224,787,547
Accumulated other comprehensive income	9,146	—
Accumulated deficit	(140,430,980)	(133,501,295)
Total stockholders’ equity	86,636,082	92,995,003
Total liabilities and stockholders’ equity	$95,855,007	$103,552,479
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$—	$—
Costs and expenses:
Research and development	4,311,134	3,498,655
General and administrative	2,941,334	2,532,808
Total operating expenses	7,252,468	6,031,463
Loss from operations	(7,252,468)	(6,031,463)

Other income (expense):
Interest expense	(2,209)	(2,054)
Change in fair value of contingent consideration	324,992	(30,000)
Loss before income taxes	(6,929,685)	(6,063,517)
Income tax benefit (expense)	—	—
Net loss and comprehensive loss	(6,929,685)	(6,063,517)

Weighted average common shares outstanding:
Basic and diluted	76,228,899	52,160,742

Net loss per common share: (see Note 10)
Basic and diluted	$(0.09)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(6,929,685)	$(6,063,517)
Other comprehensive income:
Foreign currency translation	9,146	—
Total other comprehensive income:	9,146	—
Comprehensive loss	$(6,920,539)	$(6,063,517)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,581	$855,808	1,806	$845,320	76,225,254	$7,623	$224,787,547	$—	$(133,501,295)	$92,995,003
Net loss	—	—	—	—	—	—	—	—	(6,929,685)	(6,929,685)
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,146	—	9,146
Stock-based compensation expense	—	—	—	—	—	—	556,610	—	—	556,610
Conversion of Series C to common	—	—	(5)	(5,000)	46	—	5,000	—	—	—
Issuance of common stock, net	—	—	—	—	4,317	—	5,008	—	—	5,008
Balance at March 31, 2022	85,581	$855,808	1,801	$840,320	76,229,617	$7,623	$225,354,165	$9,146	$(140,430,980)	$86,636,082

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	32,025,153	$3,203	$142,910,523	$—	$(104,105,463)	$40,520,391
Adoption of new accounting standard	—	—	—	—	—	—	(3,314,663)	—	3,326,335	11,672
Net loss	—	—	—	—	—	—	—	—	(6,063,517)	(6,063,517)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	957,871	—	—	957,871
Conversion of Series C to common	—	—	(10)	(10,000)	92	—	10,000	—	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	—	82,153,600
Balance at March 31, 2021	85,581	$855,808	1,807	$846,320	76,225,245	$7,623	$222,712,911	$—	$(106,842,645)	$117,580,017

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,929,685)	$(6,063,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,541,450	957,871
Depreciation and amortization	22,730	18,143
Change in fair value of contingent consideration	(324,992)	30,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	76,304	(1,902,277)
Right of use asset	67,170	—
Operating lease liability	(69,652)	—
Prepaid expenses and other assets	(4,512,635)	(389,468)
Net cash used in operating activities	(10,129,310)	(7,349,248)

Cash flows from investing activities:
Purchase of property and equipment	—	(82,105)
Net cash used in investing activities	—	(82,105)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	82,153,600
Contingent consideration milestone payment	(2,000,000)	—
Net cash provided by financing activities	(2,000,000)	82,153,600
Effect of exchange rates on cash	3,169	—
Net increase in cash	(12,126,141)	74,722,247
Cash at beginning of period	91,348,967	40,726,838
Cash at end of period	$79,222,826	$115,449,085

Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$5,000	$10,000
Issuance of common stock in conjunction with milestone payment	5,008	—
Fair value of warrants issued to placement agent	—	2,013,055
Adoption of new accounting standard	—	11,672

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
The Merger Agreement was amended on January 14, 2022 for the following: (i) upon receipt of Phase II positive data from the first Phase II clinical trial of Rencofilstat in NASH patients which has been achieved: (1) such number of validly issued, fully paid and non-assessable shares of our common stock equal to 7.5% of the issued and outstanding of our common stock on the Closing Date as defined in the original agreement, which 4,317 was issued in March 2022, and (2) a payment of $2.0 million, made in January 2022 to Ciclofilin shareholders, including a payment to our CEO of $0.8 million and other Hepion employees of $0.2 million, (ii) a payment of $1.0 million upon the positive read out of the first planned interim futility analysis of a Phase IIb clinical trial of Rencofilstat in NASH patients, supporting the continuation of the Phase IIb trial. The original agreement required a $3.0 million payment upon receipt of Phase II positive data from a proof-of-concept clinical trial of CRV431, (iii) a payment of $5.0 million upon initiation of the first Phase III trial of Rencofilstat in patients, where initiation occurs with first patient in the study dosed with study medication, which remains unchanged from the original agreement, (iv) a payment of $5.0 million upon the filing and acceptance by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat, which was $8.0 million in the original agreement; and (v) a payment of $8.0 million upon the regulatory approval by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat.
On June 17, 2019, we submitted an IND to the FDA to support initiation of our Rencofilstat NASH clinical development program in the United States and received approval in July 2019. We completed dosing of Rencofilstat in our multiple ascending dose (“MAD") clinical trial in September 2020.
On July 13, 2021, we announced positive topline results from our Phase 2a "AMBITION" NASH clinical trial. All primary endpoints of the trial were met. This Phase 2a study confirmed Rencofilstat tolerability and successfully elucidated the drug dosing range for the upcoming Phase 2b trial.
On September 13, 2021, we announced additional positive data from the Phase 2a AMBITION trial and the initiation of the Phase 2b "ASCEND" NASH clinical trial.
On November 20, 2020, we submitted an IND to the FDA to support initiation of a Rencofilstat clinical development program in the United States for COVID-19. We received approval December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial. To date, we have not pursued funding.
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
2. Basis of Presentation
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2021 was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 contained in our Annual Report on Form 10-K filed with the SEC on April 8, 2022.
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity
As of March 31, 2022, we had $79.2 million in cash, an accumulated deficit of $140.4 million, and working capital of $83.5 million. For the three months ended March 31, 2022, cash used in operating activities was $10.1 million and we had a net loss of $6.9 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of Rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
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
COVID-19 Pandemic
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed financial statements for the three months ended March 31, 2022, a continued outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Although we have data to suggest Rencofilstat may be beneficial in the treatment of COVID-19 and other viral infections (e.g., HBV), the main focus of our company is currently on liver disease. We may, at some point, re-visit the antiviral indications should the opportunity arise (e.g., external funding/collaboration).
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
Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.
Cash
As of March 31, 2022 and December 31, 2021, cash was $79.2 million and $91.3 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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
Property, equipment and depreciation
As of March 31, 2022 and December 31, 2021, we had $0.1 million and $0.2 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, furniture and fixtures. Expenditures for additions,

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at March 31, 2022 or December 31, 2021.
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
Goodwill relates to amounts that arose in connection with the acquisition of Ciclofilin. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. We performed a quantitative assessment of goodwill for fiscal year 2021 and determined that the fair value of our reporting unit was in excess of its carrying value. We performed a qualitative assessment of goodwill for fiscal year 2020 and determined that it was not more likely than not that goodwill was impaired. There was no impairment of goodwill for the three months ended March 31, 2022 and 2021.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.
We performed a quantitative assessment of IPR&D for fiscal year 2021 and determined that the asset was not impaired. We also performed a qualitative assessment of IPR&D for fiscal year 2020and determined that it was not more likely than not that IPR&D was impaired. There was no impairment of IPR&D for the three months ended March 31, 2022 and 2021.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the three months ended March 31, 2022 and 2021 is related to our foreign operations.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2022 and December 31, 2021, we had prepaid research and development costs of $10.1 million and $5.9 million, respectively.
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
Foreign Exchange
For 2022, the functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. The change in the functional currency for Hepion Research Corp. was applied on a prospective basis starting January 1, 2022. Prior to 2022, the functional and reporting currency of Hepion Pharmaceuticals, Inc., Hepion Research Corp. and ContraVir Research Inc. was the U.S. dollar. For 2022, the assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was immaterial for the three months ended March 31, 2022. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange losses was $35,078 and $56,475 for the three months ended March 31, 2022 and 2021, respectively.
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
4. Recent Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04 ("ASU 2021-04), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted this standard on January 1, 2022. The adoption of this standard did not have a material effect on our condensed consolidated financial statements and related disclosures.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of March 31, 2022, there were 85,581 shares outstanding. During the three months ended March 31, 2022 and 2021, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of March 31, 2022, there were 1,801 shares outstanding. During the three months ended March 31, 2022, 5 shares of the Series C were converted into 46 shares of our common stock and during the three months ended March 31, 2021, 10 shares of the Series C were converted into 92 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $1.55 per share (subject to adjustments upon the occurrence of certain dilutive events).
Common Stock and Warrant Offerings
In April 2016, April 2017, and July 2018, we issued common stock and warrants in connection with public offerings. Based on the terms of the April 2016 and 2017 offering and warrant agreements, we could be required to pay, at the option of the warrant holder, an amount of cash determined in accordance with a Black-Scholes option pricing model, at the time of exercise of the warrant under certain terms and conditions. Based on the terms of the July 2018 offering and warrant agreements, if we do not maintain an effective registration statement, which is outside of our control, we are obligated to deliver registered shares upon the exercise and settlement of the warrant. As a result of the aforementioned terms and in accordance with the guidance contained in ASC Topic 815-40, we determined that the April 2016, April 2017 and July 2018 warrants issued in connection with these offerings must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our consolidated statement of operations and comprehensive loss. During 2021, the remaining unexercised April 2016 warrants expired. In connection with the adoption of ASU 2020-06, we reclassified the July 2018 warrants to equity.
The following table sets forth the components of changes in our derivative financial instruments liability balance for the three months ended March 31, 2022:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2021	Balance of derivative financial instruments liability	10,714	$—
	Expiration of warrants	—	—
	Change in fair value of warrants for the three months ended March 31, 2022	—	—
March 31, 2022	Balance of derivative financial instruments liability	10,714	$—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at March 31, 2022 and December 31, 2021.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2022:
Contingent consideration	$2,550,000	$—	$—	$2,550,000

As of December 31, 2021:
Contingent consideration	$4,880,000	$—	$—	$4,880,000
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
At March 31, 2022 and December 31, 2021, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	March 31, 2022			December 31, 2021
Discount rate	7.0%			7.0%
Stock price	n/a			$1.14
Projected milestone achievement dates	September 2023	—	September 2027	December 2021	—	June 2026
Probability of success of milestone achievements	13%	—	40%	18%	—	100%
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
The Merger Agreement was amended on January 14, 2022 for the following: (i) upon receipt of Phase II positive data from the first Phase II clinical trial of Rencofilstat in NASH patients which has been achieved: (1) such number of validly issued, fully paid and non-assessable shares of our common stock equal to 7.5% of the issued and outstanding of our common stock on the Closing Date as defined in the original agreement, which 4,317 was issued in March 2022, and (2) a payment of $2.0 million, made in January 2022 to Ciclofilin shareholders, including a payment to our CEO of $0.8 million and other Hepion employees of $0.2 million, (ii) a payment of $1.0 million upon the positive read out of the first planned interim futility analysis of a Phase IIb clinical trial of Rencofilstat in NASH patients, supporting the continuation of the Phase IIb trial. The original agreement required a $3.0 million payment upon receipt of Phase II positive data from a proof-of-concept clinical trial of CRV431, (iii) a payment of $5.0 million upon initiation of the first Phase III trial of Rencofilstat in patients, where initiation occurs with first patient in the study dosed with study medication, which remains unchanged from the original agreement, (iv) a payment of $5.0 million upon the filing and acceptance by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat, which was $8.0 million in the original agreement; and (v) a payment of $8.0 million upon the regulatory approval by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat.
As of March 31, 2022, $2,550,000 was classified as a non-current liability based upon management's best estimate using the latest available information. Management reviewed and updated the assumptions at March 31, 2022 for the amendment of the Merger Agreement.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents the change in fair value of the contingent consideration for the three months ended March 31, 2022.

Acquisition- related Contingent Consideration
Liabilities:
Balance at December 31, 2021	$4,880,000
Contingent consideration payment	(2,005,008)
Change in fair value recorded in earnings	(324,992)
Balance at March 31, 2022	$2,550,000
7. Indefinite-lived Intangible Assets and Goodwill, and Property and Equipment
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2021	$3,190,000
Change during the three months ended March 31, 2022	—
Rencofilstat balance at March 31, 2022	$3,190,000
No impairment losses were recorded on IPR&D during the three months ended March 31, 2022 and 2021.
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2021	$1,870,924
Change during the three months ended March 31, 2022	—
Goodwill balance at March 31, 2022	$1,870,924
No impairment losses were recorded to goodwill during the three months ended March 31, 2022 and 2021.
Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	March 31, 2022	December 31, 2021
Equipment	3 years	$332,970	$330,830
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(264,152)	(240,241)
		$131,001	$152,772
Depreciation expense for the three months ended March 31, 2022 and 2021 was $22,730 and $18,143, respectively.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Accrued Liabilities
Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Payroll and related costs	$222,000	$—
Stock-based compensation - see Note 9	2,622,148	1,637,308
Research and development	545,488	536,965
Legal fees	33,068	57,345
Professional fees	178,375	167,346
Other	28,190	106,661
Total accrued expenses	$3,629,269	$2,505,625
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2021 and at the time that these grants were made, we had 35,229 options available for grant under the Plan. We accounted for the option grant as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. As of March 31, 2022, the liability related to the awards was $2.6 million and is included in accrued expenses in our consolidated balance sheet with the corresponding expense included in our consolidated statements of operations and comprehensive loss. At our annual meeting of stockholders on October 7, 2021, shareholders voted against our 2021 Omnibus Equity Incentive Plan. Therefore, we will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available options to grant.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
General and administrative	$1,083,101	$711,591
Research and development	458,349	246,280
Total stock-based compensation expense	$1,541,450	$957,871
A summary of stock option activity under the Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2021	8,774,974	$1.63	-	$2,016.00	$2.33	$—	9.10 years
Granted	—	$—	-	$—	$—	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	—	$—	-	$—	$—	$—
Balance outstanding, March 31, 2022	8,774,974	$1.63	-	$2,016.00	$2.33	$—	8.86 years
Awards outstanding, vested awards and those expected to vest at March 31, 2022	8,624,464	$1.63	-	$2,016.00	$2.34	$—	8.86 years
Vested and exercisable at March 31, 2022	1,351,040	$1.63	-	$2,016.00	$5.22	$—	8.16 years

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
There were no options granted to employees during the three months ended March 31, 2022 and 2021. The total fair value of awards vested during the three months ended March 31, 2022 was $0.2 million. The total fair value of awards vested during the three months ended March 31, 2021 was de minimis.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.
As of March 31, 2022, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $6.8 million to be recognized over a weighted-average remaining vesting period of approximately 1.7 years.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
Basic and diluted net loss per common share	2022	2021
Numerator:
Net loss	$(6,929,685)	$(6,063,517)
Denominator:
Weighted average common shares outstanding	76,228,899	52,160,742
Net loss per share of common stock—basic and diluted	$(0.09)	$(0.12)
The following outstanding securities at March 31, 2022 and 2021 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,599	16,654
Stock options	8,774,974	2,460,677
Warrants – liability classified	10,714	102,642
Warrants – equity classified	4,311,182	4,223,568
Total	13,116,653	6,806,725
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
As of March 31, 2022, the ROU assets were $0.2 million, the current lease liabilities were $0.2 million, and there were no non-current lease liabilities. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the three months ended March 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively. The weighted average remaining term of our noncancelable operating leases is 0.92 years.
Future minimum rental payments under our noncancelable operating leases at March 31, 2022 is as follows:

Remainder of 2022	$200,078
2023	53,902
2024	—
2025	—
2026 and thereafter	—
Total	253,980
Present value adjustment	(6,640)
Lease liability at March 31, 2022	$247,340
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
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2021 filed with the United States Securities and Exchange Commission (“SEC”) on April 8, 2022. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.
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
NASH is a form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis), which is described as non-alcoholic fatty liver disease ("NAFLD") and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH often have additional predisposing conditions such as diabetes and hypertension, but the exact biochemical events that trigger and maintain the progression are not fully understood. Many people in the early stages of disease do not have significant clinical symptoms and therefore do not know that they have NASH. NASH becomes evident and a major concern when the liver becomes fibrotic and puts the individual at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions. Approximately 4-5% of the global population is estimated to have NASH, including the USA. NASH is the leading reason for individuals requiring a liver transplant in the USA. Considering the serious outcomes linked to advancing NASH, the economic and social burdens of the disease are enormous. There are no simple blood tests to diagnose or track the progression of NASH, and no drugs are approved to specifically treat the disease.
HCC is a major type of liver cancer, accounting for approximately 85% - 90% of all cases. NASH, hepatitis viral infections, and alcohol consumption are all major causes of HCC. Globally, over 700,000 people die each year from liver cancer which is second only to lung cancer among all cancer-related deaths. The high mortality is due to the fact that only around half of all people who develop HCC (in developed countries) receive the diagnosis early enough to have an opportunity for therapeutic intervention. Additionally, recurrence rates are high, and current treatment options remain limited.
HCC is a type of cancer in which the tissue microenvironment plays a major role in its development. In most cases HCC is preceded by significant, long-term damage to liver cells, inflammation, and fibrosis. One-third of people with cirrhosis, a very advanced stage of liver disease, will eventually progress to HCC. The chronic injury to the liver leads to many genetic mutations that eventually lead to transformation of cells and formation of tumors. The noxious tissue microenvironment also promotes cancer by altering the function of immune cells and endothelial cells which form tumor-supporting blood vessels.

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
We believe that NASH is a heterogenous disease and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to Rencofilstat. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our Phase 2b Ascend-NASH program and identify additional potential indications for Rencofilstat to expand our footprint in the cyclophilin inhibition therapeutic space.
Impact of COVID-19
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our consolidated financial statements for the three months ended March 31, 2022, a continued outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
Although we have data to suggest Rencofilstat may be beneficial in the treatment of COVID-19 and other viral infections (e.g., HBV), the main focus of our company is currently on liver disease. We may, at some point, re-visit the antiviral indications should the opportunity arise (e.g., external funding/collaboration).
FINANCIAL OPERATIONS OVERVIEW
From inception through March 31, 2022, we have an accumulated deficit of $140.4 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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
During the three months ended March 31, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 4 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	4,311,134	3,498,655	812,479
General and administrative	2,941,334	2,532,808	408,526
Loss from operations	(7,252,468)	(6,031,463)	(1,221,005)

Other income (expense):
Interest expense	(2,209)	(2,054)	(155)
Change in fair value of contingent consideration	324,992	(30,000)	354,992
Loss before income taxes	(6,929,685)	(6,063,517)	(866,168)
Income tax benefit (expense)	—	—	—
Net loss	$(6,929,685)	$(6,063,517)	$(866,168)
We had no revenues during the three months ended March 31, 2022 and 2021, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended March 31, 2022 and 2021 was $4.3 million and $3.5 million, respectively. The increase of $0.8 million was primarily due to an increase of $0.7 million in clinical trial costs, a $0.3 million increase in employee compensation costs related to an increase in headcount, a $0.2 million increase in stock-based compensation costs, offset by a $0.6 million decrease in consulting costs.
General and administrative expenses for the three months ended March 31, 2022 and 2021 was $2.9 million and $2.5 million, respectively. The increase of $0.4 million is primarily due to an increase of $0.4 million in stock-based compensation costs, a $0.1 million increase in insurance costs, a $0.1 million increase in employee compensation costs related to an increase in headcount that was offset by a decrease of $0.2 million of professional fees.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2022 primarily through the issuance of convertible preferred stock, the issuance and sale of shares of our common stock in our IPO, and subsequent issuances of shares of our common stock through at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of March 31, 2022, we had an accumulated deficit of $140.4 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
We believe we have enough cash on hand to fund our operations for the next twelve months after the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2022. We will be required to raise additional capital to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(10,129,310)	$(7,349,248)
Investing activities	—	(82,105)
Financing activities	(2,000,000)	82,153,600
Effect of exchange rates	3,169	—
Net (decrease) increase in cash	$(12,126,141)	$74,722,247
As of March 31, 2022, we had working capital of $83.5 million compared to working capital of $89.2 million as of December 31, 2021. The decrease of $5.7 million in working capital is primarily related to our cash spend for the three months ended March 31, 2022.
Operating Activities:
As of March 31, 2022, we had $79.2 million in cash. Net cash used in operating activities was $10.1 million for the three months ended March 31, 2022 consisting primarily of our net loss of $6.9 million. Changes in non-cash operating activities was $1.2 million, primarily for stock-based compensation and the change in fair value of the contingent consideration. Changes in working capital accounts had a negative impact of $4.4 million on cash primarily for an increase in prepaid expenses.
Net cash used in operating activities was $7.3 million for the three months ended March 31, 2021 consisting primarily of our net loss of $6.1 million. Changes in non-cash operating activities was $1.0 million, primarily for stock-based compensation. Changes in working capital accounts had a negative impact of $2.3 million on cash primarily for a decrease in accounts payable and accrued expenses.
Investing Activities:
There was no cash used in investing activities during the three months ended March 31, 2022.
Net cash used in investing activities for the three months ended March 31, 2021 was $0.1 million related to equipment purchases for research and development.
Financing Activities:
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2022 for the contingent consideration milestone payment per the Ciclofilin acquisition merger agreement.
Net cash provided by financing activities was $82.2 million for the three months ended March 31, 2021 due primarily to the issuance of common stock, net of issuance costs.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of March 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.
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

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 05/16/2022	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 05/16/2022	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer