Form 10-Q
period 2022-06-30
Hepion Pharmaceuticals, Inc.
filed 2022-08-15
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 11, 2022 was 76,229,617.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$71,707,505	$91,348,967
Prepaid expenses	7,826,469	6,102,801
Total current assets	79,533,974	97,451,768
Property and equipment, net	106,033	152,772
Right-of-use assets	168,782	303,689
In-process research and development	3,190,000	3,190,000
Goodwill	—	1,870,924
Other assets	567,537	583,326
Total assets	$83,566,326	$103,552,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,911,631	$2,445,837
Accrued expenses	4,288,496	2,505,625
Operating lease liabilities, current	176,856	266,650
Short-term portion of contingent consideration	—	2,988,284
Total current liabilities	13,376,983	8,206,396
Contingent consideration	2,460,000	1,891,716
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	—	50,342
Total liabilities	16,246,005	10,557,476
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,801 and 1,806 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	840,320	845,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,229,617 and 76,225,254 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	7,623	7,623
Additional paid-in capital	225,988,816	224,787,547
Accumulated other comprehensive income (loss)	(29,967)	—
Accumulated deficit	(160,342,279)	(133,501,295)
Total stockholders' equity	67,320,321	92,995,003
Total liabilities and stockholders' equity	$83,566,326	$103,552,479
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	15,701,955	4,185,942	20,013,089	7,684,597
General and administrative	4,296,166	2,668,657	7,237,500	5,201,465
Total operating expenses	19,998,121	6,854,599	27,250,589	12,886,062
Loss from operations	(19,998,121)	(6,854,599)	(27,250,589)	(12,886,062)

Other income (expense):
Interest expense	(3,178)	(2,492)	(5,387)	(4,546)
Change in fair value of contingent consideration	90,000	(810,014)	414,992	(840,014)
Loss before income taxes	(19,911,299)	(7,667,105)	(26,840,984)	(13,730,622)
Income tax benefit (expense)	—	—	—	—
Net loss	(19,911,299)	(7,667,105)	(26,840,984)	(13,730,622)

Weighted-average common shares outstanding:
Basic and diluted	76,229,617	76,225,245	76,229,260	64,259,470

Net loss per common share: (see Note 10)
Basic and diluted	$(0.26)	$(0.10)	$(0.35)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(19,911,299)	$(7,667,105)	$(26,840,984)	$(13,730,622)
Other comprehensive loss:
Foreign currency translation	(39,113)	—	(29,967)	—
Total other comprehensive loss:	(39,113)	—	(29,967)	—
Comprehensive loss	$(19,950,412)	$(7,667,105)	$(26,870,951)	$(13,730,622)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,581	$855,808	1,806	$845,320	76,225,254	$7,623	$224,787,547	$—	$(133,501,295)	$92,995,003
Net loss	—	—	—	—	—	—	—	—	(6,929,685)	(6,929,685)
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,146	—	9,146
Stock-based compensation expense	—	—	—	—	—	—	556,610	—	—	556,610
Conversion of Series C to common	—	—	(5)	(5,000)	46	—	5,000	—	—	—
Issuance of common stock, net	—	—	—	—	4,317	—	5,008	—	—	5,008
Balance at March 31, 2022	85,581	855,808	1,801	840,320	76,229,617	7,623	225,354,165	9,146	(140,430,980)	86,636,082
Net loss	—	—	—	—	—	—	—		(19,911,299)	(19,911,299)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(39,113)	—	(39,113)
Stock-based compensation expense	—	—	—	—	—	—	634,651		—	634,651
Balance at June 30, 2022	85,581	$855,808	1,801	$840,320	76,229,617	$7,623	$225,988,816	$(29,967)	$(160,342,279)	$67,320,321

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	32,025,153	$3,203	$142,910,523	$—	$(104,105,463)	$40,520,391
Adoption of new accounting standard	—	—	—	—	—	—	(3,314,663)	—	3,326,335	11,672
Net loss	—	—	—	—	—	—	—	—	(6,063,517)	(6,063,517)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	957,871	—	—	957,871
Conversion of Series C to common	—	—	(10)	(10,000)	92	—	10,000	—	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	—	82,153,600
Balance at March 31, 2021	85,581	855,808	1,807	846,320	76,225,245	7,623	222,712,911	$—	(106,842,645)	117,580,017
Net loss	—	—	—	—	—	—	—	—	(7,667,105)	(7,667,105)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	811,952	—	—	811,952
Balance at June 30, 2021	85,581	$855,808	1,807	$846,320	76,225,245	$7,623	$223,524,863	$—	$(114,509,750)	$110,724,864

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,840,984)	$(13,730,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,703,958	2,352,770
Depreciation and amortization	41,257	39,552
Change in fair value of contingent consideration	(414,992)	840,014
Impairment of goodwill	1,870,924	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	7,736,105	(208,440)
Right of use asset	134,907	120,152
Operating lease liability	(140,136)	(122,710)
Prepaid expenses and other assets	(1,720,352)	(1,809,646)
Net cash used in operating activities	(17,629,313)	(12,518,930)

Cash flows from investing activities:
Purchase of property and equipment	—	(93,920)
Proceeds from disposal of property and equipment	2,266	—
Net cash provided by (used in) investing activities	2,266	(93,920)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	82,153,600
Contingent consideration milestone payment	(2,000,000)	—
Repayment of debt financing	—	(176,585)
Net cash (used in) provided by financing activities	(2,000,000)	81,977,015
Effect of exchange rates on cash	(14,415)	—
Net (decrease) increase in cash	(19,641,462)	69,364,165
Cash at beginning of period	91,348,967	40,726,838
Cash at end of period	$71,707,505	$110,091,003

Supplementary disclosure of cash flow information:
Cash paid for interest	$941	$2,024
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$5,000	$10,000
Issuance of common stock in conjunction with milestone payment	5,008	—
Fair value of warrants issued to placement agent	—	2,013,055
Adoption of new accounting standard	—	11,672

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
On November 20, 2020, we submitted an IND to the FDA to support initiation of a Rencofilstat clinical development program in the United States for COVID-19. We received approval December 17, 2020, to conduct a COVID-19 clinical trial and are investigating potential sources of collaboration and/or funding for the trial. Effective June 15, 2022, the IND for the COVID-19 indication is in inactive status with the FDA.
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
On June 20, 2022, the FDA granted Orphan Drug Designation to Rencofilstat, a liver-targeting, orally administered, novel cyclophilin inhibitor, for the treatment of HCC. The FDA Orphan Drug Designation program provides orphan status to drugs or biologics intended for the prevention, diagnosis, or treatment of diseases that affect fewer than 200,000 people in the United States. Sponsors of medicines that are granted Orphan Drug Designation are entitled to certain incentives, including tax credits for qualified clinical trials, prescription drug user-fee exemptions, and potential seven-year marketing exclusivity upon FDA approval.
2. Basis of Presentation
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2021, was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021, contained in our Annual Report on Form 10-K filed with the SEC on April 8, 2022.
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.
Liquidity
As of June 30, 2022, we had $71.7 million in cash, an accumulated deficit of $160.3 million, and working capital of $66.2 million. For the six months ended June 30, 2022, cash used in operating activities was $17.6 million and we had a net loss of $26.8 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of Rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
We will be required to raise additional capital in future years to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
COVID-19 Pandemic
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed financial statements for the three and six months ended June 30, 2022, a continued outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
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
Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.
Cash
As of June 30, 2022 and December 31, 2021, cash was $71.7 million and $91.3 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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
Financial instruments consist of cash, accounts payable, and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration, which is recorded at fair value at the end of each reporting period. We recorded contingent

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 6 for additional information on the fair value of the contingent consideration.
Property, equipment and depreciation
As of June 30, 2022 and December 31, 2021, we had $0.1 million and $0.2 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2022 or December 31, 2021.
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
Interim Assessment of Goodwill
During the six months ended June 30, 2022, increases in interest rates, higher than expected inflation in the U.S., a reduction of value of associated companies developing drug therapy for NASH along with other macroeconomic factors impacted key assumptions used to value goodwill on our balance sheet. These facts and circumstances indicate that the fair value of our goodwill was less than its carrying amount at the reporting date, and therefore a quantitative fair value test was performed for the reporting unit.
We performed a trigger based goodwill impairment test at June 30, 2022. We are a single reporting unit with an actively traded stock. As part of our impairment testing procedures for goodwill, we relied upon the observed equity premiums paid for a set of guideline merger and acquisition transactions. The application of a control premium to our closing stock price at June 30, 2022 led to an indication of fair value for our equity on a controlling, marketable basis that was less than its carrying value as of June 30, 2022. As a result, we recognized an impairment charge of $1.9 million during the three months ended June 30, 2022 as general and administrative costs in our condensed consolidated statement of operations.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
We performed a quantitative assessment of IPR&D at June 30, 2022 and for fiscal year 2021 and determined that the asset was not impaired.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the three and six months ended June 30, 2022 and 2021 is related to our foreign operations.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2022 and December 31, 2021, we had prepaid research and development costs of $7.4 million and $5.9 million, respectively.
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
Foreign Exchange
For 2022, the functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. The change in the functional currency for Hepion Research Corp. was applied on a prospective basis starting January 1, 2022. Prior to 2022, the functional and reporting currency of Hepion Pharmaceuticals, Inc., Hepion Research Corp. and ContraVir Research Inc. was the U.S. dollar. For 2022, the assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $29,967 at June 30, 2022. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains (losses) was $2,678 and $32,891 for the three months ended June 30, 2022 and 2021, respectively, and was $(32,518) and $89,366 for the six months ended June 30, 2022 and 2021, respectively.

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
4. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of June 30, 2022, there were 85,581 shares outstanding. During the six months ended June 30, 2022 and 2021, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of June 30, 2022, there were 1,801 shares outstanding. During the six months ended June 30, 2022, 5 shares of the Series C were converted into 46 shares of our common stock and during the six months ended June 30, 2021, 10 shares of the Series C were converted into 92 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $1.55 per share (subject to adjustments upon the occurrence of certain dilutive events).
Common Stock and Warrant Offerings
In April 2017, and July 2018, we issued common stock and warrants in connection with public offerings. In April 2022, the remaining April 2017 warrants expired. Based on the terms of the July 2018 offering and warrant agreements, if we do not maintain an effective registration statement, which is outside of our control, we are obligated to deliver registered shares upon the exercise and settlement of the warrant. As a result of the aforementioned terms and in accordance with the guidance contained in ASC Topic 815-40, we determined that the April 2017 and July 2018 warrants issued in connection with these offerings were recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our consolidated statement of operations and comprehensive loss. In connection with the adoption of ASU 2020-06, we reclassified the July 2018 warrants to equity.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the components of changes in our derivative financial instruments liability balance for the six months ended June 30, 2022:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2021	Balance of derivative financial instruments liability	10,714	$—
	Expiration of warrants	(10,714)	—
June 30, 2022	Balance of derivative financial instruments liability	—	$—

5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at June 30, 2022 and December 31, 2021.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2022:
Contingent consideration	$2,460,000	$—	$—	$2,460,000

As of December 31, 2021:
Contingent consideration	$4,880,000	$—	$—	$4,880,000
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
At June 30, 2022 and December 31, 2021, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	June 30, 2022			December 31, 2021
Discount rate	7.5%			7.0%
Stock price	n/a			$1.14
Projected milestone achievement dates	September 2023	—	December 2028	December 2021	—	June 2026
Probability of success of milestone achievements	13%	—	40%	18%	—	100%
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
application for Rencofilstat, which was $8.0 million in the original agreement; and (v) a payment of $8.0 million upon the regulatory approval by the U.S. Food and Drug Administration of the first new drug application for Rencofilstat.
As of June 30, 2022, $2,460,000 was classified as a non-current liability based upon management's best estimate using the latest available information. Management reviewed and updated the assumptions at June 30, 2022 for the amendment of the Merger Agreement.
The following table presents the change in fair value of the contingent consideration for the six months ended June 30, 2022.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2021	$4,880,000
Contingent consideration payments	(2,005,008)
Change in fair value recorded in earnings	(414,992)
Balance at June 30, 2022	$2,460,000
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	June 30, 2022	December 31, 2021
Equipment	3 years	$322,042	$330,830
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(278,192)	(240,241)
		$106,033	$152,772
Depreciation expense for the three months ended June 30, 2022 and 2021 was $18,529 and $21,409, respectively, and was $41,257 and $39,552 for the six months ended June 30, 2022 and 2021, respectively.
7. Indefinite-lived Intangible Assets and Goodwill
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2021	$3,190,000
Change during the six months ended June 30, 2022	—
Rencofilstat balance at June 30, 2022	$3,190,000
No impairment losses were recorded on IPR&D during the six months ended June 30, 2022 and 2021.
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2021	$1,870,924
Impairment of goodwill (see Note 3) during the six months ended June 30, 2022	(1,870,924)
Goodwill balance at June 30, 2022	$—
No impairment loss was recorded to goodwill during the six months ended June 30, 2021.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Accrued Liabilities
Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Payroll and related costs	$515,650	$—
Stock-based compensation - see Note 9	2,150,005	1,637,308
Research and development	1,342,002	536,965
Legal fees	—	57,345
Professional fees	109,179	167,346
Other	171,660	106,661
Total accrued expenses	$4,288,496	$2,505,625
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2022 and 2021, and at the time that these grants were made, we did not have any options available for grant under the Plan. We accounted for these option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. As of June 30, 2022, the liability related to the awards was $2.2 million and is included in accrued expenses in our consolidated balance sheet with the corresponding expense included in our consolidated statements of operations and comprehensive loss. At our annual meeting of stockholders June, 2022, shareholders voted against our 2021 Omnibus Equity Incentive Plan. Therefore, we will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available options to grant.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$127,483	$994,022	$1,210,584	$1,705,613
Research and development	35,025	400,877	493,374	647,157
Total stock-based compensation expense	$162,508	$1,394,899	$1,703,958	$2,352,770
A summary of stock option activity under the Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2021	8,774,974	$1.63	-	$2,016.00	$2.33	$—	9.10 years
Granted	120,000	$0.69	-	$0.69	$0.69	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(1)	$—	-	$—	$515.20	$—
Balance outstanding, June 30, 2022	8,894,973	$0.69	-	$2,016.00	$2.31	$—	8.63 years
Awards outstanding, vested awards and those expected to vest at June 30, 2022	8,779,715	$0.69	-	$2,016.00	$2.31	$—	8.63 years
Vested and exercisable at June 30, 2022	4,844,671	$0.69	-	$2,016.00	$2.71	$—	8.52 years

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.

	Six Months Ended June 30,
	2022	2021
Stock price	$0.69	$1.70
Risk-free interest rate	3.26%	1.04%
Dividend yield	—	—
Expected volatility	116.7%	120.8%
Expected term (in years)	6.0	5.9
The total fair value of awards vested during the six months ended June 30, 2022 and 2021was $4.0 million and $2.6 million, respectively.
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of our common stock for those stock options that had exercise prices lower than the fair value of our common stock.
As of June 30, 2022, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $3.4 million to be recognized over a weighted-average remaining vesting period of approximately 1.4 years.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per common share	2022	2021	2022	2021
Numerator:
Net loss	$(19,911,299)	$(7,667,105)	$(26,840,984)	$(13,730,622)
Denominator:
Weighted average common shares outstanding	76,229,617	76,225,245	76,229,260	64,259,470
Net loss per share of common stock—basic and diluted	$(0.26)	$(0.10)	$(0.35)	$(0.21)
The following outstanding securities at June 30, 2022 and 2021 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,599	16,654
Stock options	8,894,973	8,774,974
Warrants – liability classified	—	98,328
Warrants – equity classified	4,311,182	4,223,568
Total	13,225,938	13,116,708

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
As of June 30, 2022, the ROU assets were $0.2 million, the current lease liabilities were $0.2 million, and there were no non-current lease liabilities. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the three months ended June 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively, and was $0.2 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. The weighted average remaining term of our noncancelable operating leases is 0.69 years.
Future minimum rental payments under our noncancelable operating leases at June 30, 2022 is as follows:

Remainder of 2022	$126,440
2023	53,902
2024	—
2025	—
2026 and thereafter	—
Total	180,342
Present value adjustment	(3,486)
Lease liability at June 30, 2022	$176,856

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
Impact of COVID-19
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our consolidated financial statements for the three and six months ended June 30, 2022, a continued outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
Although we have data to suggest Rencofilstat may be beneficial in the treatment of COVID-19 and other viral infections (e.g., HBV), the main focus of our company is currently on liver disease. We may, at some point, re-visit the antiviral indications should the opportunity arise (e.g., external funding/collaboration).
FINANCIAL OPERATIONS OVERVIEW
From our inception in May 2013 through June 30, 2022, we have an accumulated deficit of $160.3 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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
During the six months ended June 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	15,701,955	4,185,942	11,516,013
General and administrative	4,296,166	2,668,657	1,627,509
Loss from operations	(19,998,121)	(6,854,599)	(13,143,522)

Other income (expense):
Interest expense	(3,178)	(2,492)	(686)
Change in fair value of contingent consideration	90,000	(810,014)	900,014
Loss before income taxes	(19,911,299)	(7,667,105)	(12,244,194)
Income tax benefit (expense)	—	—	—
Net loss	$(19,911,299)	$(7,667,105)	$(12,244,194)
We had no revenues during the three months ended June 30, 2022 and 2021, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended June 30, 2022 and 2021 was $15.7 million and $4.2 million, respectively. The increase of $11.5 million was primarily due to an increase of $2.0 million in clinical trial costs, a $10.2 million increase in Chemistry, Manufacturing and Controls, or CMC costs primarily for drug costs offset by a reduction in animal study costs and lab fees and supplies, and a $0.3 million increase in employee compensation costs related to an increase in headcount. This was offset by a $0.4 million decrease in stock-based compensation costs and a $0.5 million decrease in consulting costs.
General and administrative expenses for the three months ended June 30, 2022 and 2021 was $4.3 million and $2.7 million, respectively. The increase of $1.6 million is primarily due to a $1.9 million increase for goodwill impairment (see Note 3 to the condensed consolidated financial statements), $0.1 million increase in employee compensation costs related to an increase in headcount, an increase of $0.1 million of professional fees, a $0.1 million increase in consulting fees, and an increase of $0.1 million for travel costs offset by a decrease of $0.9 million in stock-based compensation costs.

Comparison of the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	20,013,089	7,684,597	12,328,492
General and administrative	7,237,500	5,201,465	2,036,035
Loss from operations	(27,250,589)	(12,886,062)	(14,364,527)

Other income (expense):
Interest expense	(5,387)	(4,546)	(841)
Change in fair value of contingent consideration	414,992	(840,014)	1,255,006
Loss before income taxes	(26,840,984)	(13,730,622)	(13,110,362)
Income tax (expense) benefit	—	—	—
Net loss	$(26,840,984)	$(13,730,622)	$(13,110,362)
We had no revenues during the six months ended June 30, 2022 and 2021, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the six months ended June 30, 2022 and 2021 was $20.0 million and $7.7 million, respectively. The increase of $12.3 million was primarily due to an increase of $0.6 million for employee compensation costs relating to an increase in headcount, a $2.7 million increase in clinical trial costs, a $10.2 million increase in CMC costs primarily for drug costs offset by a reduction in animal study costs and lab fees and supplies offset by a decrease of $0.2 million in stock compensation and $1.2 million of consulting costs.
General and administrative expenses for the six months ended June 30, 2022 and 2021 was $7.2 million and $5.2 million, respectively. The increase of $2.0 million was primarily related to an increase of $1.9 million for goodwill impairment (see Note 3 to the condensed consolidated financial statements), $0.2 million in compensation costs related to an increase in headcount, a $0.1 million increase in insurance, a $0.1 million increase in travels costs, and a $0.2 million increase in consulting fees offset by a decrease of $0.5 million in stock compensation.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2022 primarily through the issuance of convertible preferred stock, the issuance of convertible debt, and issuances of shares of our common stock through at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of June 30, 2022, we had an accumulated deficit of $160.3 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
We believe we have enough cash on hand to fund our operations for the next twelve months after the date of this Quarterly Report on Form 10-Q for the six months ended June 30, 2022. We will be required to raise additional capital to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(17,629,313)	$(12,518,930)
Investing activities	2,266	(93,920)
Financing activities	(2,000,000)	81,977,015
Effect of exchange rates	(14,415)	—
Net (decrease) increase in cash	$(19,641,462)	$69,364,165
As of June 30, 2022, we had working capital of $66.2 million compared to working capital of $89.2 million as of December 31, 2021. The decrease of $23.0 million in working capital is primarily related to our cash spend for the six months ended June 30, 2022.
Operating Activities:
As of June 30, 2022, we had $71.7 million in cash. Net cash used in operating activities was $17.6 million for the six months ended June 30, 2022 consisting primarily of our net loss of $26.8 million. Changes in non-cash operating activities was $3.2 million, primarily for stock-based compensation, goodwill impairment and the change in fair value of the contingent consideration. Changes in working capital accounts had a positive impact of $6.0 million on cash primarily for an increase in accounts payable and accrued expenses of $7.7 million offset by an increase in prepaid expenses of $1.7 million.
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
Investing Activities:
Net cash provided by investing activities was nominal during the six months ended June 30, 2022.
Net cash used in investing activities for the six months ended June 30, 2021 was $0.1 million related to equipment purchases for research and development.
Financing Activities:
Net cash used in financing activities was $2.0 million for the six months ended June 30, 2022 for the contingent consideration milestone payment per the Ciclofilin acquisition merger agreement.
Net cash provided by financing activities was $82.0 million for the six months ended June 30, 2021 due primarily to the issuance of common stock, net of issuance costs.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of June 30, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the three months ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 08/15/2022	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 08/15/2022	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer
(Principal Financial and Accounting Officer)