Form 10-Q
period 2022-09-30
Hepion Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 9, 2022 was 76,229,617.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash	$59,145,193	$91,348,967
Prepaid expenses	6,524,337	6,102,801
Total current assets	65,669,530	97,451,768
Property and equipment, net	82,986	152,772
Right-of-use assets	100,241	303,689
In-process research and development	3,190,000	3,190,000
Goodwill	—	1,870,924
Other assets	654,521	583,326
Total assets	$69,697,278	$103,552,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,626,577	$2,445,837
Accrued expenses	4,757,159	2,505,625
Operating lease liabilities, current	105,578	266,650
Short-term portion of contingent consideration	—	2,988,284
Total current liabilities	7,489,314	8,206,396
Contingent consideration	2,540,000	1,891,716
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	—	50,342
Total liabilities	10,438,336	10,557,476
Commitments and contingencies
Stockholders' equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,801 and 1,806 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	840,320	845,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,229,617 and 76,225,254 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	7,623	7,623
Additional paid-in capital	226,535,396	224,787,547
Accumulated other comprehensive loss	(90,335)	—
Accumulated deficit	(168,889,870)	(133,501,295)
Total stockholders' equity	59,258,942	92,995,003
Total liabilities and stockholders' equity	$69,697,278	$103,552,479
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	5,740,122	5,800,464	25,753,211	13,485,061
General and administrative	2,725,204	2,716,892	9,962,704	7,918,357
Total operating expenses	8,465,326	8,517,356	35,715,915	21,403,418
Loss from operations	(8,465,326)	(8,517,356)	(35,715,915)	(21,403,418)

Other income (expense):
Interest expense	(2,265)	(2,131)	(7,652)	(6,677)
Change in fair value of contingent consideration	(80,000)	(749,986)	334,992	(1,590,000)
Loss before income taxes	(8,547,591)	(9,269,473)	(35,388,575)	(23,000,095)
Income tax benefit (expense)	—	—	—	—
Net loss	$(8,547,591)	$(9,269,473)	$(35,388,575)	$(23,000,095)

Weighted-average common shares outstanding:
Basic and diluted	76,229,617	76,225,249	76,229,380	68,291,894

Net loss per common share: (see Note 10)
Basic and diluted	$(0.11)	$(0.12)	$(0.46)	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,547,591)	$(9,269,473)	$(35,388,575)	$(23,000,095)
Other comprehensive loss:
Foreign currency translation	(60,368)	—	(90,335)	—
Total other comprehensive loss	(60,368)	—	(90,335)	—
Comprehensive loss	$(8,607,959)	$(9,269,473)	$(35,478,910)	$(23,000,095)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,581	$855,808	1,806	$845,320	76,225,254	$7,623	$224,787,547	$—	$(133,501,295)	$92,995,003
Net loss	—	—	—	—	—	—	—	—	(6,929,685)	(6,929,685)
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,146	—	9,146
Stock-based compensation expense	—	—	—	—	—	—	556,610	—	—	556,610
Conversion of Series C to common	—	—	(5)	(5,000)	46	—	5,000	—	—	—
Issuance of common stock, net	—	—	—	—	4,317	—	5,008	—	—	5,008
Balance at March 31, 2022	85,581	855,808	1,801	840,320	76,229,617	7,623	225,354,165	9,146	(140,430,980)	86,636,082
Net loss	—	—	—	—	—	—	—	—	(19,911,299)	(19,911,299)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(39,113)	—	(39,113)
Stock-based compensation expense	—	—	—	—	—	—	634,651	—	—	634,651
Balance at June 30, 2022	85,581	855,808	1,801	840,320	76,229,617	7,623	225,988,816	(29,967)	(160,342,279)	67,320,321
Net loss	—	—	—	—	—	—	—	—	(8,547,591)	(8,547,591)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(60,368)	—	(60,368)
Stock-based compensation expense	—	—	—	—	—	—	546,580	—	—	546,580
Balance at September 30, 2022	85,581	$855,808	1,801	$840,320	76,229,617	$7,623	$226,535,396	$(90,335)	$(168,889,870)	$59,258,942

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	32,025,153	$3,203	$142,910,523	$—	$(104,105,463)	$40,520,391
Adoption of new accounting standard	—	—	—	—	—	—	(3,314,663)	—	3,326,335	11,672
Net loss	—	—	—	—	—	—	—	—	(6,063,517)	(6,063,517)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	957,871	—	—	957,871
Conversion of Series C to common	—	—	(10)	(10,000)	92	—	10,000	—	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	—	82,153,600
Balance at March 31, 2021	85,581	855,808	1,807	846,320	76,225,245	7,623	222,712,911	$—	(106,842,645)	117,580,017
Net loss	—	—	—	—	—	—	—	—	(7,667,105)	(7,667,105)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	811,952	—	—	811,952
Balance at June 30, 2021	85,581	855,808	1,807	846,320	76,225,245	7,623	223,524,863	—	(114,509,750)	110,724,864
Net loss	—	—	—	—	—	—	—	—	(9,269,473)	(9,269,473)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,188,375	—	—	1,188,375
Conversion of Series C to common	—	—	(1)	(1,000)	9	—	1,000	—	—	—
Balance at September 30, 2021	85,581	$855,808	1,806	$845,320	76,225,254	$7,623	$224,714,238	$—	$(123,779,223)	$102,643,766

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(35,388,575)	$(23,000,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,320,793	3,821,295
Depreciation	58,985	62,658
Change in fair value of contingent consideration	(334,992)	1,590,000
Impairment of goodwill	1,870,924	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,849,760	(1,240,567)
Right of use asset	203,448	187,327
Operating lease liability	(211,414)	(191,166)
Prepaid expenses and other assets	(532,599)	(5,071,666)
Net cash used in operating activities	(30,163,670)	(23,842,214)

Cash flows from investing activities:
Purchases of property and equipment	—	(130,406)
Proceeds from disposal of property and equipment	2,266	—
Net cash provided by (used in) investing activities	2,266	(130,406)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	82,153,600
Contingent consideration milestone payment	(2,000,000)	—
Repayment of debt financing	—	(176,585)
Net cash (used in) provided by financing activities	(2,000,000)	81,977,015
Effect of exchange rates on cash	(42,370)	—
Net (decrease) increase in cash	(32,203,774)	58,004,395
Cash at beginning of period	91,348,967	40,726,838
Cash at end of period	$59,145,193	$98,731,233

Supplementary disclosure of cash flow information:
Cash paid for interest	$941	$2,024
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$5,000	$11,000
Issuance of common stock in conjunction with milestone payment	5,008	—
Fair value of warrants issued to placement agent	—	2,013,055
Adoption of new accounting standard	—	11,672

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
Liquidity
As of September 30, 2022, we had $59.1 million in cash, an accumulated deficit of $168.9 million, and working capital of $58.2 million. For the nine months ended September 30, 2022, cash used in operating activities was $30.2 million and we had a net loss of $35.4 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of Rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all. We believe that our cash and cash equivalents balances are sufficient to fund our anticipated operating cash requirements for more than one year from the date of issuance of these condensed consolidated financial statements. These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern.
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
COVID-19 Pandemic
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2022, a continued outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
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
Cash
As of September 30, 2022 and December 31, 2021, cash was $59.1 million and $91.3 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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
Financial instruments consist of cash, accounts payable, and contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration, which is recorded at fair value at the end of each reporting period. We recorded contingent

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 5 for additional information on the fair value of the contingent consideration.
Property, equipment and depreciation
As of September 30, 2022 and December 31, 2021, we had $0.1 million and $0.2 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at September 30, 2022 or December 31, 2021.
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
We performed a trigger-based goodwill impairment test at June 30, 2022. We are a single reporting unit with an actively traded stock. As part of our impairment testing procedures for goodwill, we relied upon the observed equity premiums paid for a set of guideline merger and acquisition transactions. The application of a control premium to our closing stock price at June 30, 2022 led to an indication of fair value for our equity on a controlling, marketable basis that was less than its carrying value as of June 30, 2022. As a result, we recognized an impairment charge of $1.9 million during the three months ended June 30, 2022 as general and administrative costs in our condensed consolidated statement of operations.
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
We performed a quantitative assessment of IPR&D at September 30, 2022 and for fiscal year 2021 and determined that the asset was not impaired.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the three and nine months ended September 30, 2022 and 2021 is related to our foreign operations.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2022 and December 31, 2021, we had prepaid research and development costs of $6.2 million and $5.9 million, respectively.
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
Foreign Exchange
For 2022, the functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. The change in the functional currency for Hepion Research Corp. was applied on a prospective basis starting January 1, 2022. Prior to 2022, the functional and reporting currency of Hepion Pharmaceuticals, Inc., Hepion Research Corp. and ContraVir Research Inc. was the U.S. dollar. For 2022, the assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $90,335 at September 30, 2022. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains (losses) was $27,601 and $26,134 for the three months ended September 30, 2022 and 2021, respectively, and was $(4,917) and $115,500 for the nine months ended September 30, 2022 and 2021, respectively.

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
4. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of September 30, 2022, there were 85,581 shares outstanding. During the nine months ended September 30, 2022 and 2021, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants. As of September 30, 2022, there were 1,801 shares outstanding. During the nine months ended September 30, 2022, 5 shares of the Series C were converted into 46 shares of our common stock and during the nine months ended September 30, 2021, 11 shares of the Series C were converted into 101 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $1.55 per share (subject to adjustments upon the occurrence of certain dilutive events).
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the components of changes in our derivative financial instruments liability balance for the nine months ended September 30, 2022:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2021	Balance of derivative financial instruments liability	10,714	$—
	Expiration of warrants	(10,714)	—
September 30, 2022	Balance of derivative financial instruments liability	—	$—
5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at September 30, 2022 and December 31, 2021.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2022:
Contingent consideration	$2,540,000	$—	$—	$2,540,000

As of December 31, 2021:
Contingent consideration	$4,880,000	$—	$—	$4,880,000
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
At September 30, 2022 and December 31, 2021, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	September 30, 2022			December 31, 2021
Discount rate	7.0%			7.0%
Stock price	n/a			$1.14
Projected milestone achievement dates	December 2023	—	December 2028	December 2021	—	June 2026
Probability of success of milestone achievements	13%	—	40%	18%	—	100%
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2022, $2,540,000 was classified as a non-current liability based upon management's best estimate using the latest available information. Management reviewed and updated the assumptions at September 30, 2022 for the amendment of the Merger Agreement.
The following table presents the change in fair value of the contingent consideration for the nine months ended September 30, 2022.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2021	$4,880,000
Contingent consideration payments (includes common shares with a fair value of $5,008)	(2,005,008)
Change in fair value recorded in earnings	(334,992)
Balance at September 30, 2022	$2,540,000
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	September 30, 2022	December 31, 2021
Equipment	3 years	$307,844	$330,830
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(287,041)	(240,241)
		$82,986	$152,772
Depreciation expense for the three months ended September 30, 2022 and 2021 was $17,726 and $23,106, respectively, and was $58,985 and $62,658 for the nine months ended September 30, 2022 and 2021, respectively.
7. Indefinite-lived Intangible Assets and Goodwill
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2021	$3,190,000
Change during the nine months ended September 30, 2022	—
Rencofilstat balance at September 30, 2022	$3,190,000
No impairment losses were recorded on IPR&D during the nine months ended September 30, 2022 and 2021.
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2021	$1,870,924
Impairment of goodwill (see Note 3) during the nine months ended September 30, 2022	(1,870,924)
Goodwill balance at September 30, 2022	$—
No impairment loss was recorded to goodwill during the nine months ended September 30, 2021.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Payroll and related costs	$852,000	$—
Stock-based compensation - see Note 9	2,220,260	1,637,308
Research and development	1,287,588	536,965
Legal fees	119,153	57,345
Professional fees	60,518	167,346
Other	217,640	106,661
Total accrued expenses	$4,757,159	$2,505,625
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2022 and 2021, and at the time that these grants were made, we did not have any options available for grant under the Plan. We accounted for these option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. As of September 30, 2022, the liability related to the awards was $2.2 million and is included in accrued expenses in our condensed consolidated balance sheets with the corresponding expense included in our condensed consolidated statements of operations and comprehensive loss. At our annual meeting of stockholders June, 2022, shareholders voted against our 2021 Omnibus Equity Incentive Plan. Therefore, we will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available options to grant.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$350,990	$1,032,119	$1,561,574	$2,737,732
Research and development	265,845	436,406	759,219	1,083,563
Total stock-based compensation expense	$616,835	$1,468,525	$2,320,793	$3,821,295
A summary of stock option activity under the Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2021	8,774,974	$1.63	-	$2,016.00	$2.33	$—	9.10 years
Granted	120,000	$0.69	-	$0.69	$0.69	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(1)	$—	-	$—	$515.20	$—
Balance outstanding, September 30, 2022	8,894,973	$0.69	-	$2,016.00	$2.31	$—	8.63 years
Awards outstanding, vested awards and those expected to vest at September 30, 2022	8,808,270	$0.69	-	$2,016.00	$2.31	$—	8.29 years
Vested and exercisable at September 30, 2022	5,345,352	$0.69	-	$2,016.00	$2.64	$—	8.38 years

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.

	Nine Months Ended September 30,
	2022	2021
Stock price	$0.69	$1.70
Risk-free interest rate	4.02%	1.04%
Dividend yield	—	—
Expected volatility	115.4%	120.8%
Expected term (in years)	6.0	5.9
The total fair value of awards vested during the nine months ended September 30, 2022 and 2021 was $4.3 million and $4.1 million, respectively.
As of September 30, 2022, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $2.6 million to be recognized over a weighted-average remaining vesting period of approximately 1.1 years.
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
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per common share	2022	2021	2022	2021
Numerator:
Net loss	$(8,547,591)	$(9,269,473)	$(35,388,575)	$(23,000,095)
Denominator:
Weighted average common shares outstanding	76,229,617	76,225,249	76,229,380	68,291,894
Net loss per share of common stock—basic and diluted	$(0.11)	$(0.12)	$(0.46)	$(0.34)
The following outstanding securities at September 30, 2022 and 2021 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11. Commitments and Contingencies
Contractual Obligations
In August 2014, we entered into a lease for corporate office space in Edison, New Jersey. In December 2017, we entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. This lease will expire in March 2023. In October 2019, we entered into a 3-year lease for office and research laboratory space in Edmonton, Canada, which expired on September 30, 2022 and will be subsequently on a month-to-month basis.
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
As of September 30, 2022, the ROU assets were $0.1 million, the current lease liabilities were $0.1 million, and there were no non-current lease liabilities. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the three months ended September 30, 2022 and 2021 was $0.1 million and $0.1 million, respectively, and was $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. The weighted average remaining term of our noncancelable operating leases is 0.50 years.
Future minimum rental payments under our noncancelable operating leases at September 30, 2022 is as follows:

Remainder of 2022	$53,097
2023	53,902
2024	—
2025	—
2026 and thereafter	—
Total	106,999
Present value adjustment	(1,421)
Lease liability at September 30, 2022	$105,578
12. Subsequent Events
On November 4, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 1,900,000 shares of our Series F Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series F Preferred

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock”), and 100,000 shares of our Series G Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series G Preferred Stock,” and together with the Series F Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount to the stated value of $10.00 per share, for gross proceeds of $20 million in the aggregate for the Offering, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price of $1.00 per share (subject in certain circumstances to adjustments), into shares of our common stock, par value $0.0001 per share, at the option of the holders and, in certain circumstances, by us. The Purchase Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. The Offering closed on November 8, 2022.
We intend to call a special meeting of shareholders to consider an amendment (the “Amendment”) to our Certificate of Incorporation, as amended, to authorize a reverse split of the Common Stock (the “Reverse Split”). The Investors have agreed in the Purchase Agreement to not transfer, offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of the shares of the Preferred Stock until the Reverse Split. Pursuant to the certificate of designation of the Series F Preferred Stock, the shares of Series F Preferred Stock have the right to vote on such Amendment on an as-converted to Common Stock basis. In addition, pursuant to the certificate of designation of the Series G Preferred Stock, the shares of Series G Preferred Stock have the right to vote on such Amendment. Each Investor has separately agreed pursuant to a side letter (the “Side Letter”) entered into in conjunction with the Purchase Agreement to vote the shares of the Series F Preferred Stock in favor of the Amendment and that the shares of the Series G Preferred Stock shall automatically be voted in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series F Preferred Stock are voted on the Amendment. The Amendment requires the approval of the majority of the votes associated with our outstanding stock entitled to vote on the proposal. Because the Series G Preferred Stock will automatically and without further action of the purchaser be voted in a manner that “mirrors” the proportions on which the shares of Common Stock (excluding any shares of Common Stock that are not voted) and Series F Preferred Stock are voted on the Reverse Split, abstentions by common stockholders will not have any effect on the votes cast by the holders of the Series G Preferred Stock.
The proceeds of the Offering will be held in an escrow account, along with the additional amount that would be necessary to fund the 105% redemption price until the expiration of the redemption period for the Preferred Stock, as applicable, subject to the earlier payment to redeeming holders. Upon expiration of the redemption period, any proceeds remaining in the escrow account will be disbursed to us.

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
We believe that NASH is a heterogenous disease, and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to Rencofilstat. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our Phase 2b Ascend-NASH program and identify additional potential indications for Rencofilstat to expand our footprint in the cyclophilin inhibition therapeutic space.
Impact of COVID-19
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. While there has not been a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2022, a continued outbreak could have a material adverse impact on our financial results and business operations, including the timing and our ability to complete certain clinical trials and other efforts required to advance the development of our product candidate and raise additional capital.
Although we have data to suggest Rencofilstat may be beneficial in the treatment of COVID-19 and other viral infections (e.g., HBV), the main focus of our company is currently on liver disease. We may, at some point, re-visit the antiviral indications should the opportunity arise (e.g., external funding/collaboration).
FINANCIAL OPERATIONS OVERVIEW
From our inception in May 2013 through September 30, 2022, we have an accumulated deficit of $168.9 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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
During the nine months ended September 30, 2022, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2021.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	5,740,122	5,800,464	(60,342)
General and administrative	2,725,204	2,716,892	8,312
Loss from operations	(8,465,326)	(8,517,356)	52,030

Other income (expense):
Interest expense	(2,265)	(2,131)	(134)
Change in fair value of contingent consideration	(80,000)	(749,986)	669,986
Loss before income taxes	(8,547,591)	(9,269,473)	721,882
Income tax benefit (expense)	—	—	—
Net loss	$(8,547,591)	$(9,269,473)	$721,882
We had no revenues during the three months ended September 30, 2022 and 2021, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended September 30, 2022 and 2021 was $5.7 million and $5.8 million, respectively. The decrease of $0.1 million was primarily due to a decrease of $0.5 million in chemistry, manufacturing, and controls (or CMC) costs primarily relating to a decrease in animal study costs, a decrease of $0.2 million for consulting fees and outside services, and a $0.2 million decrease in stock compensation expense. This was offset by an increase of $0.6 million in clinical trial costs relating to our current studies, and a $0.2 million increase in employee compensation costs due to an increase in headcount.
General and administrative expenses for the three months ended September 30, 2022 and 2021 was $2.7 million and $2.7 million, respectively. The slight increase was primarily due to an increase of $0.2 million for employee compensation due to an increase in headcount, a $0.1 million increase in travel costs, and a $0.5 million increase in professional, consulting, and outside services. This was offset by a $0.7 million decrease in stock comp expense and a $0.1 million decrease in miscellaneous taxes.

Comparison of the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	25,753,211	13,485,061	12,268,150
General and administrative	9,962,704	7,918,357	2,044,347
Loss from operations	(35,715,915)	(21,403,418)	(14,312,497)

Other income (expense):
Interest expense	(7,652)	(6,677)	(975)
Change in fair value of contingent consideration	334,992	(1,590,000)	1,924,992
Loss before income taxes	(35,388,575)	(23,000,095)	(12,388,480)
Income tax (expense) benefit	—	—	—
Net loss	$(35,388,575)	$(23,000,095)	$(12,388,480)
We had no revenues during the nine months ended September 30, 2022 and 2021, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the nine months ended September 30, 2022 and 2021 was $25.8 million and $13.5 million, respectively. The increase of $12.3 million was primarily due to an increase of $0.8 million for employee compensation costs relating to an increase in headcount, a $3.3 million increase in clinical trial costs relating to our current studies, a $9.7 million increase in CMC costs primarily for drug manufacturing costs, and a $0.2 million increase in miscellaneous research costs. This was offset by a decrease of $0.3 million in stock compensation costs and a decrease of $1.3 million in consulting costs.
General and administrative expenses for the nine months ended September 30, 2022 and 2021 was $10.0 million and $7.9 million, respectively. The increase of $2.0 million was primarily related to an increase of $1.9 million for goodwill impairment (see Note 3 to the condensed consolidated financial statements), a $0.4 million increase in compensation costs related to an increase in headcount, a $0.1 million increase in insurance costs, a $0.2 million increase in travels costs, and a $0.8 million increase in professional and consulting fees. This was offset by a decrease of $1.2 million in stock compensation costs and a $0.2 million decrease in miscellaneous taxes.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through September 30, 2022 primarily through the issuance of convertible preferred stock, the issuance of convertible debt, and issuances of shares of our common stock through at-the market offerings.
On November 4, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 1,900,000 shares of our Series F Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series F Preferred Stock”), and 100,000 shares of our Series G Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series G Preferred Stock,” and together with the Series F Preferred Stock, the “Preferred Stock”), at an offering price of $9.50 per share, representing a 5% original issue discount to the stated value of $10.00 per share, for gross proceeds of $20 million in the aggregate for the Offering, before the deduction of discounts, fees and offering expenses. The shares of Preferred Stock will be convertible, at a conversion price of $1.00 per share (subject in certain circumstances to adjustments), into shares of our common stock, par value $0.0001 per share, at the option of the holders and, in certain circumstances, by us. The Purchase Agreement contains customary representations, warranties and agreements by us and customary conditions to closing. The Offering closed on November 8, 2022.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of

September 30, 2022, we had an accumulated deficit of $168.9 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
We believe we have enough cash on hand to fund our operations for the next twelve months after the date of this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022. We will be required to raise additional capital to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(30,163,670)	$(23,842,214)
Investing activities	2,266	(130,406)
Financing activities	(2,000,000)	81,977,015
Effect of exchange rates	(42,370)	—
Net (decrease) increase in cash	$(32,203,774)	$58,004,395
As of September 30, 2022, we had working capital of $58.2 million compared to working capital of $89.2 million as of December 31, 2021. The decrease of $31.0 million in working capital is primarily related to our cash spend for the nine months ended September 30, 2022.
Operating Activities:
As of September 30, 2022, we had $59.1 million in cash. Net cash used in operating activities was $30.2 million for the nine months ended September 30, 2022 consisting primarily of our net loss of $35.4 million. Changes in non-cash operating activities was $3.9 million, primarily for stock-based compensation, goodwill impairment and the change in fair value of the contingent consideration. Changes in working capital accounts had a positive impact of $1.3 million on cash primarily for an increase in accounts payable and accrued expenses of $1.8 million offset by an increase in prepaid expenses of $0.5 million.
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
Investing Activities:
Net cash provided by investing activities was nominal during the nine months ended September 30, 2022.
Net cash used in investing activities for the nine months ended September 30, 2021 of $0.1 million was related to lab equipment purchases for research and development.
Financing Activities:
Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2022 for the contingent consideration milestone payment per the Ciclofilin acquisition merger agreement.

Net cash provided by financing activities was $82.0 million for the nine months ended September 30, 2021 due primarily to the issuance of common stock, net of issuance costs.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of September 30, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal controls over financial reporting during the three months ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.
ITEM 6. EXHIBITS

3.1	Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on November 9, 2022)
3.2	Certificate of Designation of Series G Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed with the SEC on November 9, 2022)
3.3	Certificate of Amendment to Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed with the SEC on November 9, 2022)
3.4	Certificate of Designation of Series G Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed with the SEC on November 9, 2022)
10.1
Form of Securities Purchase Agreement between Hepion Pharmaceuticals, Inc. and the investors thereto, dated November 4, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on November 9, 2022)

10.2
Form of Registration Rights Agreement between Hepion Pharmaceuticals, Inc. and the investors thereto, dated November 4, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed with the SEC on November 9, 2022)

10.3	Form of Side Letter between Hepion Pharmaceuticals, Inc. and each investor, dated November 4, 2022 (incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on November 9, 2022)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 11/14/2022	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 11/14/2022	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer
(Principal Financial and Accounting Officer)