Form 10-K
period 2022-12-31
Hepion Pharmaceuticals, Inc.
filed 2023-04-10
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $43.4 million based on the last reported sale price of the registrant’s common stock.
The number of shares of the registrant’s Common Stock outstanding as of March 23, 2023 was 76,229,626.
Documents Incorporated by Reference:
Parts of the registrant’s Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

		Page
Cautionary Note Regarding Forward-Looking Statements		2

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	41
Item 2.	Properties	41
Item 3.	Legal Proceedings	41
Item 4.	Mine Safety Disclosures	41

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6.	[Reserved]	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
Item 9A.	Controls and Procedures	76
Item 9B.	Other Information	77
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	77

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	78

PART IV

Item 15.	Exhibits and Financial Statement Schedules	79
Item 16.	Form 10-K Summary	80
SIGNATURES		81

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
The pandemic of COVID-19 and its variants, and the future outbreak of other highly infectious or contagious diseases, could continue to have an adverse impact on our business, financial condition and results of operations, including our clinical trials and pre-clinical studies.
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
Risks Related to Our Common Stock
If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2022 and if they continue to be ineffective could result in material misstatements in our financial statements.
Certain provisions in our certificate of incorporation and by-laws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
We may be at risk of securities class action litigation.
We presently do not intend to pay cash dividends on our common stock.

PART I
ITEM 1. BUSINESS
Overview
We are a biopharmaceutical company headquartered in Edison, New Jersey, focused primarily on the development of drug therapy for treatment of chronic fibrosis related diseases. The main therapeutic approach specifically targets the disease mechanism related to fibrosis as well as, inflammation and shows potential for the treatment of non-alcoholic steatohepatitis (“NASH”), hepatocellular carcinoma (“HCC”), viral hepatitis, and other fibrotic diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), is being developed to address multiple complex pathologies related to advanced fibrotic diseases. Rencofilstat is a pan cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of fibrosis. Preclinical studies with rencofilstat in NASH models demonstrated consistent reductions in liver fibrosis and additional reductions in inflammation and cancerous tumors in some studies. Rencofilstat additionally showed in vitro antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease. Preclinical studies also have shown potentially therapeutic activities of rencofilstat in experimental models of acute lung injury, kidney injury, platelet activation, and SARS-CoV-2 replication.
We have completed a Phase 1 program with rencofilstat in healthy subjects demonstrating safety, tolerability, and pharmacokinetics (PK). This Phase 1 program consisted of four different clinical trials with rencofilstat, administered orally once daily, including: 1) a Single Ascending Dose (SAD) study; 2) a Multiple Ascending Dose (MAD) study; 3) a Drug-Drug Interaction (DDI) study; and 4) a Food Effect Study. The SAD, MAD, DDI and Food Effect studies were comprised of 32, 25, 18 and 44 healthy subjects, respectively. Additionally, in the SAD study, 8 of the 32 subjects received placebo (24 received rencofilstat).
Rencofilstat was well-tolerated in the Phase 1 program, and there were no serious adverse events (SAEs) reported. The few adverse events (AEs) observed were mild to moderate and mostly unrelated to study drug. The PK profile of each subject was characterized and rencofilstat blood exposures were similar to those levels needed to elicit efficacy in the preclinical studies.
We have also completed a Phase 2a, multi-center, single-blind, placebo-controlled study in NASH F2/F3 subjects dosed orally with rencofilstat once daily. All of the primary objectives for the study were met, including safety, tolerability, and PK endpoints. In addition, a number of NASH biomarkers, collagen degradation proteins, and transcriptomics were also collected and these results indicate early evidence of rencofilstat efficacy in NASH subjects. Based on screening procedures including laboratory (aspartate aminotransferase [AST]), imaging (FibroScan), and biomarkers (Pro-C3, ELF score), 47 presumed NASH F2/F3 subjects were enrolled into the trial and included in the safety date set. Subjects in an initial low dose cohort of 75 mg or matching placebo were enrolled and followed for 28 days on treatment with a 14-day safety follow-up observation period. A second subject group was then administered either 225 mg of rencofilstat or placebo and were followed 28 days on treatment followed by a 14-day safety follow up observation period. All subjects participating in the trial receiving either rencofilstat or placebo were evaluated for safety. In total 12 subjects completed dosing within the 75 mg rencofilstat cohort, with another 17 subjects completing 225 mg, and 14 subjects completing dosing in the matching placebo group. Three subjects in the 75 mg cohort and 1 subject on placebo terminated the trial before completion. Rencofilstat results indicated a dose response by reducing alanine aminotransferase (ALT) levels at 28 days as well as improving biomarkers currently used as non-invasive means of evaluating antifibrotic effects, including PRO-C3. With active daily dosing of 28 days and a subsequent 14-day follow up, rencofilstat was well tolerated in these NASH subjects with no SAEs reported.
Building on the results of the Phase 2a study in NASH subjects, two separate Phase 2 NASH trials were initiated in 2022. The first trial, a Phase 2b, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of rencofilstat in adult subjects with NASH and advanced liver fibrosis was initiated in August 2022. This Phase 2b clinical study is anticipated to enroll up to 336 biopsy confirmed F2/F3 NASH subjects to gain a better understanding of histologic changes in liver fibrosis and steatosis for three different dosing levels of rencofilstat as well as evaluate multiple clinically relevant endpoints and biomarkers related to improvements in or halting the progression of NASH. The trial design will closely follow current FDA guidance on the development of NASH therapeutic agents, as the primary endpoint will be based on changes in paired liver biopsy samples after one year of three active drug dosing levels versus a matching placebo group. The second trial, a Phase 2, randomized, multi-center, open-label study to evaluate changes in hepatic function of rencofilstat in adult subjects with advanced F3 NASH was initiated in Q3 of 2022, which we expect to complete in Q2 of 2023. This phase 2 clinical trial enrolled 70 subjects with advanced NASH, and included a HepQuant Shunt procedure as the primary endpoint to allow a sensitive measure of each subject’s hepatic function from baseline to the end of 120 days dosing with rencofilstat. In addition to the HepQuant procedure, numerous NASH biomarkers are being collected to evaluate changes over the 120 days for each subject.

NASH is the form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis) which is described as NAFLD and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH frequently have other significant metabolic co-morbidities such as obesity, high blood sugar, elevated cholesterol and triglycerides, and systemic hypertension (a constellation commonly referred to as metabolic syndrome), and these further contribute to the risk of developing cardiovascular disease. Many people in the early stages of disease do not have significant clinical symptoms and therefore are unaware that they have it. Once NASH is diagnosed, it is a major health concern, as the liver often becomes fibrotic and puts individuals at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions with approximately 4-5% of the global population estimated to have NASH and approximately 25% of the global population with NAFLD. The number of NASH cases in the US is projected to expand from 16.5 million in 2015 to 27 million in 2030, with similar prevalence growth expected in Europe. NASH is quickly becoming the most common reason for individuals requiring a liver transplant in the USA. Considering the serious outcomes linked to advancing NASH, the economic and social burden of the disease is enormous. There are no simple blood tests to diagnose or track the progression of NASH, and currently there are no drugs that are specifically approved to treat the disease. Diet and exercise are currently the standard of care for NAFLD and NASH, but adherence to lifestyle changes is poor, and there remains a high unmet need for the treatment of NASH.
HCC is the most common form of liver cancer, accounting for 85-90% of all cases. NASH, hepatitis virus infection, and alcohol consumption all are major causes of HCC. Globally, over 700,000 people die each year from liver cancer which is second only to lung cancer among all cancer-related deaths. The high mortality rate is due, in part, to the fact that only around half of all people who develop HCC (in developed countries) receive the diagnosis early enough to have an opportunity for therapeutic intervention. Additionally, recurrence rates are high, and current treatment options remain limited.
HCC is a type of cancer in which the tissue microenvironment plays a major role in its development. In most cases, HCC is preceded by significant, long-term damage to liver cells, inflammation and fibrosis. One-third of people with cirrhosis, a very advanced stage of liver disease, are expected to progress to HCC. Chronic liver injury leads to many genetic mutations that may eventually lead to transformation of cells and formation of tumors. The noxious tissue microenvironment also promotes cancer by altering the function of immune cells and endothelial cells which form tumor-supporting blood vessels. These various events underscore the importance of preventing or slowing liver injury and scarring as early and effectively as possible in order to reduce the probability of progression to liver cancer.
Viral hepatitis may be linked to one or more viruses including hepatitis A, B, C, D, or E. Hepatitis B virus (“HBV”) is one of many hepatitis viruses that selectively infect human liver cells and can establish persistent infections under certain conditions. Chronic infections, especially by HBV, HCV, and HDV, cause progressive liver inflammation, fibrosis, cirrhosis, and cancer. Collectively, these infections represent one of the three major triggers of progressive liver disease (NAFLD/NASH and alcohol being the others).
An HBV vaccine is available that, if administered prior to HBV infection, assists the body in neutralizing the virus and blocking infection. However, vaccination is not efficacious for people who are already infected with HBV, and the vaccine may not be available to everyone. As a result, an estimated 240 million people worldwide have chronic HBV infection. Anti-HBV medications are used widely by chronically infected individuals but are usually only effective in decreasing viral replication and viremia (virus in the blood), and NOT in eradicating HBV from the liver. This is because HBV, unlike HCV, has evolved clever ways of persisting in liver cells and evading the immune system. Thus, despite vaccines and anti-viral medications, chronic HBV infection remains a significant global health problem. Chronic HBV infection results in the deaths of approximately 350,000 people each year. A similar number of people die each year from cirrhosis and other complications arising from HBV.
Rencofilstat
We are developing rencofilstat as our lead molecule. Rencofilstat is a therapeutic drug candidate that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that mainly regulate protein folding. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in the scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models. In preclinical in vitro and/or in vivo experiments conducted to date rencofilstat decreased liver fibrosis, liver inflammation, liver tumor burden, and titers of HBV, HCV, HDV, and HIV-1. Importantly, reduction in liver fibrosis by rencofilstat was observed in vivo in several experimental models and studies of NASH and liver fibrosis. Findings to date suggest that rencofilstat might treat certain inciting agents of liver disease such as hepatitis viruses and also the ensuing disease processes resulting from those agents such as fibrosis.

Cyclophilins are pleiotropic enzymes that play a role in injury and steatosis through mechanisms including cell death occurring through mitochondrial transition pore permeability (cyclophilin D). Inhibition of cyclophilin D, therefore, may play an important role in protection from cell injury and death. Cyclophilin A binding to CD147 is known to play a role in inflammation, cyclophilin B plays a role in fibrosis through collagen production, and cyclophilins also play a role in cirrhosis and cancer (e.g., cell proliferation and metastasis). Cyclophilin inhibition with rencofilstat, therefore, may play an important role in reducing liver disease.
To date, we have completed a number of separate preclinical animal efficacy studies of rencofilstat to assess antifibrotic activity. These studies were conducted by independent laboratory collaborations at, for example, The Scripps Research Institute (San Diego, CA), SMC Corporation (Tokyo, Japan), and Physiogenex S.A.S. (France), Each of these studies demonstrated consistent and significant reductions in fibrosis in mice and rats. Rencofilstat was also tested in ex vivo Precision Cut Liver Slices and in Precision Cut Lung Slices obtained from human donors. Again, rencofilstat demonstrated an antifibrotic effect in human tissue that was consistent with the animal study findings. These studies provide support of advancing rencofilstat into clinical trials for NASH, and potentially additional indications where fibrosis plays a role.
On May 10, 2018, we submitted an Investigational New Drug (“IND”) Application to the U.S. Food and Drug Administration (“FDA”) to support initiation of our rencofilstat HBV clinical development program in the United States and received approval in June 2018. We successfully completed the first segment of our Phase 1 clinical activities for rencofilstat in October 2018. Completion of this trial triggered the first milestone payment, as stated in the May 26, 2016 acquisition agreement between the Company and Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) (the “Merger Agreement") for the acquisition of Ciclofilin and we paid a related milestone payment of approximately $0.3 million to Aurinia Pharmaceuticals, Inc. ("Aurinia") and $0.7 million to the former Ciclofilin shareholders along with the issuance of 1,439 shares of our common stock with a fair value of $0.1 million, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the former Ciclofilin shareholders. Our CEO is a former Ciclofilin shareholder and received approximately $0.3 million and 603 shares of common stock.
Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof-of-concept clinical trial of rencofilstat in humans - 4,317 shares of common stock and $3.0 million, (ii) upon initiation of a Phase III trial of rencofilstat - $5.0 million, and (iii) upon acceptance by the FDA of a new drug application for rencofilstat - $8.0 million. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in rencofilstat. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.5 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $0.5 million, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2.0 million. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of rencofilstat which is uncapped, (y) a royalty of 5.0% on license revenue from rencofilstat and (z) a payment equal to 30.0% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $0.2 million plus interest will be paid to Aurinia. The maximum obligation under both (y) and (z) is CAD $5.0 million.
The Merger Agreement was amended on January 14, 2022 primarily for the following: (i) upon receipt of Phase II positive data from the first Phase II clinical trial of rencofilstat in NASH patients which has been achieved: (1) such number of validly issued, fully paid and non-assessable shares of our common stock equal to 7.5% of the issued and outstanding of our common stock on the Closing Date as defined in the original agreement, which 4,317 were issued in March 2022, and (2) a payment of $2.0 million to Ciclofilin shareholders, including a payment to our CEO of $0.8 million and other Hepion employees of $0.2 million, which such payment being made in January 2022, (ii) a payment of $1.0 million upon the positive read out of the first planned interim futility analysis of a Phase IIb clinical trial of rencofilstat in NASH patients, supporting the continuation of the Phase IIb trial, (iii) a payment of $5.0 million upon initiation of the first Phase III trial of rencofilstat in patients, where initiation occurs with first patient in the study dosed with study medication, (iv) a payment of $5.0 million upon the filing and acceptance by the U.S. Food and Drug Administration of the first new drug application for CPI-431-32; and (v) a payment of $8.0 million upon the regulatory approval by the U.S. Food and Drug Administration of the first new drug application for rencofilstat.
On June 17, 2019, we submitted an IND to the FDA to support initiation of a rencofilstat clinical development program for NASH in the United States and received approval in July 2019. We completed dosing of rencofilstat in our multiple ascending dose (“MAD”) clinical trial in September 2020.

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
AI-POWR™ is our acronym for Artificial Intelligence - Precision Medicine; Omics that include, proteomics, metabolomics, transcriptomics, and lipidomics and patient specific clinical traits; World database access; and Response and clinical outcomes. AI-POWR™ allows for the selection of novel drug targets, biomarkers, and appropriate patient populations. AI-POWR™ is used to identify responders from big data sources using our multi-omics approach, while modelling inputs and scenarios to increase response rates. The components of AI-POWR™ include access to publicly available databases, and in-house genomic and multi-omic big data, processed via machine learning algorithms. We believe AI outputs will allow for improved response outcomes through enhanced patient selection, biomarker selection and drug target selection. We believe AI outputs will help identify responders a priori and reduce the need for large sample sizes through study design enrichment.
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
We believe that NASH is a heterogenous disease, and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to rencofilstat. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our ongoing Phase 2b NASH program and identify additional potential indications for rencofilstat to expand our footprint in the cyclophilin inhibition therapeutic space. The AI-POWR™ platform is now planned to provide clinical dosing strategies after a successful NDA for web or cloud-based dosing.
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
On June 13, 2016, we completed our merger with Ciclofilin Pharmaceuticals, Inc. (“CPI”) acquiring all its outstanding equity interests. We acquired Ciclofilin’s lead asset, CPI-431-32, which we renamed rencofilstat, strengthens our liver disease portfolio and is currently in preclinical development for the treatment of liver fibrosis. On February 14, 2014, CPI, through its wholly owned subsidiary, had entered into a Purchase and Sale Agreement to acquire Aurinia Pharmaceuticals Inc. (“Aurinia”) entire interest in rencofilstat. There was no upfront consideration. There are future milestone payments of up to CAD $2.9 million, which are to be paid within 30 days of achieving such milestone. In addition to the milestone payments, future payment obligations (in Canadian Dollars “CAD”) include a royalty of 2.5% of net sales. The amount payable under the foregoing royalty obligation is uncapped.
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
Clinical Trials
This clinical trial phase of drug development follows a successful IND submission and involves the activities necessary to demonstrate the safety, tolerability, biologic activity, efficacy and dosage of an investigational new drug product in humans, as well as the ability to produce the drug substance and drug product in accordance with the FDA’s cGMP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the activity or efficacy of the product candidate. Each clinical trial protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial and the clinical protocol must be reviewed, approved and conducted under the auspices of an IRB and, with limited exceptions, requires the patient’s informed consent to participate in the trial. Sponsors, investigators, and IRBs also must satisfy extensive GCPs, including regulations and guidelines for obtaining informed consent from the study subjects, complying with the protocol and investigational plan, adequately monitoring the clinical trial, and reporting any serious adverse events on a timely basis. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health or safety risk.
Clinical trials to support an NDA for marketing approval are typically conducted in three sequential phases: Phase 1, 2 and 3, with Phase 4 clinical trials often conducted after marketing approval has been granted. The FDA may require sponsors to conduct Phase 4 clinical trials to study certain safety issues or other patient populations. Data from these activities are compiled in an NDA or a BLA for submission to the FDA requesting approval to market the drug. These phases may be compressed, may overlap, or may be omitted in some circumstances.
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
In the case of product candidates being developed for serious or life- threatening diseases, Phase 1 trials may be conducted in patients with the respective disease rather than in healthy volunteers. These studies may provide initial evidence of activity or efficacy traditionally obtained in Phase 2 clinical trials, and therefore these trials may be referred to as Phase 1/2 or Phase 1b clinical trials.
A company may request an “end-of-Phase 2 Meeting” with the FDA to assess the safety of the dose regimen to be studied in the Phase 3 clinical trial, to evaluate the planned design of a Phase 3 trial, and to identify any additional information that will be needed to support an NDA. If a Phase 3 clinical trial has been the subject of discussion at an “end- of-Phase 2 Meeting,” the trial sponsor may be eligible for a Special Protocol Assessment (“SPA”), by the FDA, a process by which the FDA, at the request of the sponsor, will evaluate the trial protocol and issues relating to the protocol within 45 days to assess whether it is deemed to be adequate to meet the scientific and regulatory requirements identified by the sponsor. If the FDA and the sponsor reach agreement on the design and size of a Phase 3 clinical trial intended to form the primary basis of an efficacy claim in an NDA or BLA, the FDA may reduce the understanding to writing. The SPA, however, is not a guarantee of product approval by the FDA, or approval of any permissible claims about the product.
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
Certain information about clinical trials, including a description of the study, participation criteria, location of study sites, and contact information, is required to be sent to the National Institutes of Health, (“NIH”) for inclusion in a publicly accessible database that is available at www.clinicaltrials.gov. Sponsors also are subject to certain state laws imposing requirements to make publicly available certain information on clinical trial results. In addition, the Food and Drug Administration Amendments Act of 2007 directed the FDA to issue regulations that will require sponsors to submit to the NIH the results of all controlled clinical studies, other than Phase 1 studies.
New Drug and Biologics License Applications
If and when we believe that all the requisite clinical trials for a product candidate have been completed with satisfactory and supporting clinical data, we must submit an NDA or BLA to the FDA in order to obtain approval for the marketing and sale of a product candidate in the U.S. Among many other items, an NDA or BLA typically includes the results of all preclinical and toxicology studies and human clinical trials and a description of the manufacturing process and quality control methods. The FDA must approve the NDA or BLA prior to the marketing and sale of the related product. The FDA may deny an NDA or BLA if it believes all applicable regulatory criteria are not satisfied, or it may require additional data, including clinical, toxicology, safety, or manufacturing data prior to approval. The FDA has 60 days from its receipt of an NDA or BLA to review the application to ensure that it is sufficiently complete for a substantive review before accepting it for filing. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the NDA or BLA must be amended with the additional information. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee.
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
If the results of the FDA’s evaluation of the NDA or BLA, and inspection of manufacturing facilities and clinical sites are favorable, the FDA will issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for a specific indication. As a condition of NDA or BLA approval, the FDA may require post-approval testing, including Phase 4 trials, and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling or distribution restrictions which can materially impact the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.
If the FDA determines that it cannot approve the application in its present form, it generally issues what is referred to as a complete response letter. A complete response letter will describe all the specific deficiencies that the agency has identified in an application that must be met in order to secure final approval of the NDA or BLA. If and when those conditions are met to the FDA’s satisfaction, the FDA will typically re-review the application and possibly issue an approval letter. However, even after submitting this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. It can take several years for the FDA to approve an NDA or BLA once it is submitted, and the actual time required for any product candidate to be approved may vary substantially, depending upon the nature, complexity, and novelty of the product candidate.
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
If the FDA approves our product candidate, we, or our collaborators if applicable, and our contract manufacturers must provide the FDA with certain updated safety, efficacy, and manufacturing information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs, or other post-approval changes may necessitate additional FDA review and approval. We rely, and expect to continue to rely, on third parties for the formulation and manufacture of clinical and commercial quantities of our products. Future FDA and state inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct.
The labeling, advertising, promotion, marketing and distribution of an approved drug or biologic product must also comply with FDA and Federal Trade Commission (“FTC”) requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a Warning Letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions, and criminal prosecution.
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
From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will change or what the impact of such changes, if any, may be.
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
If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.
Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.
•Centralized procedure. The EMA implemented the centralized procedure for the approval of human medicines to facilitate marketing authorizations that are valid throughout the European Union. This procedure results in a single marketing authorization issued by the EMA that is valid across the European Union, as well as Iceland, Liechtenstein, and Norway. The centralized procedure is compulsory for human medicines that are: derived from biotechnology processes, such as genetic engineering, contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions, and officially designated orphan medicines.
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
Human Capital
The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization, and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace.
As of December 31, 2022, we had 25 employees. Our relations with our employees are satisfactory.
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
For the years ended December 31, 2022 and 2021, we had an accumulated deficit of $175.7 million, and $133.5 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. In November 2020 and February 2021, we raised net proceeds of approximately $31.6 million and $82.1 million, respectively, to fund our future operations.
The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern within one year of the issuance of these consolidated financial statements without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed rigorous and extensive regulatory review processes, including approval of a brand name. Any brand names we intend to use for our product candidate will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office, or the PTO. The FDA typically conducts a review of proposed product brand names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product brand name if the FDA believes the name inappropriately implies medical claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidate. If we adopt an alternative brand name, we will lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidate.
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
The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidate, and if those assumptions are incorrect, it may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidate may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.
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
The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that our existing product candidate or any product candidate we may seek to develop in the future will ever obtain regulatory approval.
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
The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidate for the claimed intended uses. Following any regulatory approval of our product candidate, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.
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
To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials. If our any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to successfully increase the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high-quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.
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
We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third- party contract manufacturers expose us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

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
Our industry is highly competitive and characterized by rapid technological change. Key competitive factors in our industry include, among others, the ability to successfully advance the development of a product candidate through preclinical and clinical trials; the efficacy, toxicological, safety, resistance or cross-resistance, and dosing profile of a product or product candidate; the timing and scope of regulatory approvals, if ever achieved; reimbursement rates for and the average selling price of competing products and pharmaceutical products in general; the availability of raw materials and qualified contract manufacturing and manufacturing capacity; manufacturing costs; establishing and maintaining intellectual property and patent rights and their protection; and sales and marketing capabilities. If ultimately approved, rencofilstat or any other product candidate we may develop, would compete against existing therapies or other product candidate in various stages of clinical development that we believe may potentially become available in the future.
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
The use of any of our existing or future product candidate in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently have product liability insurance coverage for our clinical trials in the amount of $10.0 million. Such insurance coverage may not protect us against any or all the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.
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
Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to pandemics (including the COVID-19 pandemic), earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, have had and may continue to have an adverse effect on how we and our CROs, CMOs, and other contractors, consultants and third parties are operating our businesses and our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses of our CROs, CMOs, and other contractors, consultants and third parties. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.
In addition, we rely on a third-party manufacturer to manufacture API for our product candidate. Any disruption in production or inability of our manufacturer to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as the COVID-19 pandemic), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidate. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or political unrest in areas in which we do business. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidate and impair our competitive position.
Our approach to the discovery and development of product candidates based on AI-POWR™ is novel and unproven, and we do not know whether we will be able to develop any products of commercial value.
We intend to leverage AI-POWR™ to potentially identify novel indications for rencofilstat and possibly identify new targets and new drug molecules to broaden our pipeline for patients whose diseases have not been adequately addressed to date by other approaches and to design and conduct efficient clinical trials with a higher likelihood of success. While we believe that applying AI-POWR™ to create medicines for defined patient populations may potentially enable drug research and clinical development that is more efficient than conventional drug research and development, our approach is both novel and unproven. Because our approach is both novel and unproven, the cost and time needed to develop our product candidate is difficult to predict, and our efforts may not result in the discovery and development of commercially viable medicines. We may also be incorrect about the effects of our product candidate on the diseases of our defined patient populations, which may limit the utility of our approach or the perception of the utility of our approach. Furthermore, our estimates of our defined patient populations available for study and treatment may be lower than expected, which could adversely affect our ability to conduct clinical trials and may also adversely affect the size of any market for medicines we may successfully commercialize. Our approach may not result in time savings, higher success rates or reduced costs as we expect it to, and if not, we may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore we may not be able to commercialize our approach as originally expected.
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
Domestic and foreign governments continue to propose legislation designed to expand the coverage, yet reduce the cost, of healthcare, including pharmaceutical drugs. In some foreign markets, governmental agencies control prescription drugs’ pricing and profitability. In the U.S. significant changes in federal health care policy have been recently approved and will mostly likely result in reduced reimbursement rates in the future. We expect that there will continue to be federal and state proposals to implement more governmental control over reimbursement rates of pharmaceutical products. In addition, we expect that increasing emphasis on managed care and government intervention in the U.S. healthcare system will continue to put downward pressure on the pricing of pharmaceutical products domestically. Cost control initiatives could decrease the price that we receive for our product candidate that may be approved for sale in the future, which would limit our revenues and profitability. Accordingly, legislation and regulations affecting the pricing of pharmaceutical products may change before our product candidate is approved for sale, which could further limit or eliminate reimbursement rates for our product candidate.
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
We are a small company with 25 employees as of December 31, 2022. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Over the next 12 months depending on the progress of our planned clinical trials and capital raising efforts, we plan to add additional employees to assist us with our clinical programs. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:
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
Risks Related to Our Common Stock
Our common stock may be delisted if we fail to comply with continued listing standards.
If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:
•a $1.00 minimum closing bid price;
•stockholders’ equity of $2.5 million;
•500,000 shares of publicly-held common stock with a market value of at least $1 million;
•300 round-lot stockholders; and
•compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.
On June 3, 2022, we received written notice (the "Notice") from the Nasdaq Stock Market, LLC ("Nasdaq") indicating that the bid price for our common stock, for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, we are not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until November 30, 2022, to regain compliance with the minimum bid price requirement. On December 1, 2022, Nasdaq notified us that we were eligible for an additional 180 calendar days, or until May 30, 2023 to regain compliance. If we do not comply by May 30, 2023, Nasdaq will notify us that our common stock will be delisted and we will be able to appeal that determination.
If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board, or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of our common stock could result in our common stock becoming a “penny stock” under the Exchange Act.
If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.
If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2022, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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
Holders of Record
As of March 23, 2023, there were 212 holders of record of our common stock.
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
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	8,894,973	$2.31	0

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report. All amounts in this report are in U.S. dollars, unless otherwise noted.
Overview
We are a biopharmaceutical company headquartered in Edison, New Jersey, focused primarily on the development of drug therapy for treatment of chronic fibrosis related diseases. The main therapeutic approach specifically targets the disease mechanism related to fibrosis as well as, inflammation and shows potential for the treatment of non-alcoholic steatohepatitis (“NASH”), hepatocellular carcinoma (“HCC”), viral hepatitis, and other fibrotic diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), is being developed to address multiple complex pathologies related to advanced fibrotic diseases. Rencofilstat is a pan cyclophilin inhibitor that targets multiple pathologic pathways involved in the progression of fibrosis. Preclinical studies with rencofilstat in NASH models demonstrated consistent reductions in liver fibrosis and additional reductions in inflammation and cancerous tumors in some studies. Rencofilstat additionally showed in vitro antiviral activity towards hepatitis B, C, and D viruses which also trigger liver disease. Preclinical studies also have shown potentially therapeutic activities of rencofilstat in experimental models of acute lung injury, kidney injury, platelet activation, and SARS-CoV-2 replication.
We have completed a Phase 1 program with rencofilstat in healthy subjects demonstrating safety, tolerability, and pharmacokinetics (PK). This Phase 1 program consisted of three different clinical trials with rencofilstat, administered orally once daily, including: 1) a Single Ascending Dose (SAD) study; 2) a Multiple Ascending Dose (MAD) study; 3) a Drug-Drug Interaction (DDI) study; and 4) a Food Effect Study. The SAD, MAD, and DDI studies were comprised of 32, 25, and 18 healthy subjects, respectively. Additionally, in the SAD study, 8 of the 32 subjects received placebo (24 received rencofilstat).

Rencofilstat appeared to be well-tolerated in the Phase 1 program, and there were no serious adverse events (SAEs) reported. The few adverse events (AEs) observed were mild to moderate and mostly unrelated to study drug. The PK profile of each subject was characterized and rencofilstat blood exposures were similar to those levels needed to elicit efficacy in the preclinical studies.
We have also completed a Phase 2a, multi-center, single-blind, placebo-controlled study in NASH F2/F3 subjects dosed orally with rencofilstat once daily. All of the primary objectives for the study were met, including safety, tolerability, and PK endpoints. In addition, a number of NASH biomarkers, collagen degradation proteins, and transcriptomics were also collected and these results indicate early evidence of rencofilstat efficacy in NASH subjects. Based on screening procedures including laboratory (aspartate aminotransferase [AST]), imaging (FibroScan), and biomarkers (Pro-C3, ELF score), 47 presumed NASH F2/F3 subjects were enrolled into the trial and included in the safety date set. Subjects in an initial low dose cohort of 75 mg or matching placebo were enrolled and followed for 28 days on treatment with a 14-day safety follow-up observation period. A second subject group was then administered either 225 mg of rencofilstat or placebo and were followed 28 days on treatment followed by a 14-day safety follow up observation period. All subjects participating in the trial receiving either rencofilstat or placebo were evaluated for safety. In total 12 subjects completed dosing within the 75 mg rencofilstat cohort, with another 17 subjects completing 225 mg, and 14 subjects completing dosing in the matching placebo group. Three subjects in the 75 mg cohort and 1 subject on placebo terminated the trial before completion. Rencofilstat results indicated a dose response by reducing alanine aminotransferase (ALT) levels at 28 days as well as improving biomarkers currently used as non-invasive means of evaluating antifibrotic effects, including PRO-C3. With active daily dosing of 28 days and a subsequent 14-day follow up, rencofilstat was well tolerated in these NASH subjects with no SAEs or deaths reported.
Building on the results of the Phase 2a study in NASH subjects, a Phase 2b, randomized, multi-center, double-blind, placebo-controlled study to evaluate the efficacy and safety of rencofilstat in adult subjects with NASH and advanced liver fibrosis was initiated in August 2022. This Phase 2b clinical study is anticipated to enroll up to 336 biopsy confirmed F2/F3 NASH subjects to gain a better understanding of three different dosing levels of rencofilstat on multiple clinically relevant endpoints and biomarkers related to improvements in or halting the progression of further hepatic steatosis and fibrosis. The trial design will closely follow current FDA guidance on the development of NASH therapeutic agents, as the primary endpoint will be based on changes in paired liver biopsy samples after one year of three active drug dosing levels versus a matching placebo group. The second trial, a Phase 2, randomized, multi-center, open-label study to evaluate changes in hepatic function of rencofilstat in adult subjects with advanced F3 NASH was initiated in Q3 of 2022, which we expect to complete in Q2 of 2023. This phase 2 clinical trial enrolled 70 subjects with advanced NASH, and included a HepQuant Shunt procedure as the primary endpoint to allow a sensitive measure of each subject’s hepatic function from baseline to the end of 120 days dosing with rencofilstat. In addition to the HepQuant procedure, numerous NASH biomarkers are being collected to evaluate changes over the 120 days for each subject.
NASH is the form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis) which is described as NAFLD and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH typically have additional predisposing conditions such as diabetes and hypertension, but the exact biochemical events that trigger and maintain the progression are not well known. Many people in the early stages of disease do not have significant clinical symptoms and therefore are unaware that they have it. Once NASH is diagnosed, it is a major health concern as the liver often becomes fibrotic and puts individuals at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions. Approximately 4-5% of the global population is estimated to have NASH, including the USA, and NASH is quickly becoming the most common reason for individuals requiring a liver transplant in the USA. Considering the serious outcomes linked to advancing NASH, the economic and social burden of the disease is enormous. There are no simple blood tests to diagnose or track the progression of NASH, and currently there are no drugs that are specifically approved to treat the disease.
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
AI-POWR™ is our acronym for Artificial Intelligence – Precision Medicine; Omics that include genomics, proteomics, metabolomics, transcriptomics, and lipidomics; World database access; and Response and clinical outcomes. AI-POWR™ allows for the selection of novel drug targets, biomarkers, and appropriate patient populations. AI-POWR™ is used to identify responders from big data sources using our multi-omics approach, while modelling inputs and scenarios to increase response rates. The components of AI-POWR™ include access to publicly available databases, and in-house genomic and multi-omic big data, processed via machine learning algorithms. We believe AI outputs will allow for improved response outcomes through enhanced patient selection, biomarker selection and drug target selection. We believe AI outputs will help identify responders a priori and reduce the need for large sample sizes through study design enrichment.
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
We believe that NASH is a heterogenous disease, and we need to have a better understanding of interactions among proteins, genes, lipids, metabolites, and other disease variables to help predict disease progression, regression, and responses to rencofilstat. All of this is further complicated by variable drug concentrations, patient traits and temporal factors. AI-POWR™ is designed to address many of the typical challenges in drug development, as we believe we can use our proprietary platform to shorten development timelines and increase the delta between placebo and treatment groups. AI-POWR™ will be used to drive our ongoing Phase 2b NASH program and identify additional potential indications for rencofilstat to expand our footprint in the cyclophilin inhibition therapeutic space.
Impact of COVID-19
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. While there has not been a material impact on our consolidated financial statements for the year ended December 31, 2022, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
FINANCIAL OPERATIONS OVERVIEW
From inception through December 31, 2022, we have an accumulated deficit of $175.7 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
Our product development efforts are in their early stages, and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.
RECENT ACCOUNTING PRONOUNCEMENTS
For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 3, "Recent Accounting Pronouncements" in the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS
Comparison of the Years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
Revenues	$—	—	$—
Costs and Expenses:
Research and development	33,269,337	20,395,136	12,874,201
General and administrative	10,348,465	10,008,173	340,292
Goodwill impairment loss	1,870,924	—	1,870,924
Loss from operations	(45,488,726)	(30,403,309)	(15,085,417)

Other income (expense):
Interest expense	(10,164)	(8,859)	(1,305)
Change in fair value of contingent consideration	414,992	(2,310,000)	2,724,992
Loss before income taxes	(45,083,898)	(32,722,168)	(12,361,730)
Income tax benefit	2,883,849	—	2,883,849
Net loss	$(42,200,049)	$(32,722,168)	$(9,477,881)
We had no revenues during the years ended December 31, 2022 and 2021, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the years ended December 31, 2022 and 2021 were $33.3 million and $20.4 million, respectively. The increase of $12.9 million was primarily due to a $1.2 million increase in compensation cost due to an increase in headcount, a $5.2 million increase in clinical trial costs related to our current studies, an $8.7 million increase in Chemistry, Manufacturing, and Controls, or CMC, costs primarily for an increase in drug costs to support our clinical trials. This was offset by a decrease in consulting services of $2.0 million and a decrease in stock compensation of $0.5 million.
General and administrative expenses for the years ended December 31, 2022 and 2021 amounted to $10.3 million and $10.0 million, respectively. The increase of $0.3 million is primarily due to a $0.7 million increase in compensation cost due to an increase in headcount, a $0.1 million increase in insurance, and $1.1 million in consulting fees. This was offset by a decrease in miscellaneous taxes of $0.2 million, and stock compensation of $1.6 million related to vested options.
During the years ended December 31, 2022 and 2021, we recorded an income tax benefit of $2,883,849 and an income tax expense of $0, respectively. For 2022, our tax benefit was related to the sale of our state NOLs and Research and Development credits in prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through December 31, 2022 primarily through the issuance of convertible preferred stock, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of December 31, 2022, we had an accumulated deficit of $175.7 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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

The consolidated financial statements as of December 31, 2022 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Cash Flows
The following table summarizes our cash flows for the following periods:

	Year Ended December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(34,961,171)	$(31,224,481)
Investing activities	(14,070)	(130,405)
Financing activities	(5,137,500)	81,977,015
As of December 31, 2022, we had working capital of $48.6 million compared to working capital of $89.2 million as of December 31, 2021. The decrease of $40.6 million in working capital is primarily related to cash spend related to our clinical trials.
Operating Activities:
As of December 31, 2022, we had $51.2 million in cash. Net cash used in operating activities was $35.0 million for the year ended December 31, 2022 consisting primarily of our net loss of $42.2 million, adjusted for an increase in non-cash charges of $2.6 million primarily for stock-based compensation, and $1.9 million for goodwill impairment that was offset by a decrease in the fair value of contingent consideration of $0.4 million. Changes in working capital accounts had a positive impact of $3.0 million on cash primarily due to an increase in accounts payable and accrued expenses.
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
Investing Activities:
Net cash used in investing activities during the year ended December 31, 2022 was de minimis.
Net cash used in investing activities during the year ended December 31, 2021 was $0.1 million and was related to equipment purchases for research and development.
Financing Activities:
Net cash used in financing activities was $5.1 million for the year ended December 31, 2022 due primarily to the issuance of our Series F and Series G Convertible Redeemable Preferred Stock, net of issuance costs, and subsequent redemption of $3.1 million and a milestone payment of $2.0 million for related to the contingent consideration.
Net cash provided by financing activities was $82.0 million for the year ended December 31, 2021 due primarily to the issuance of common stock, net of issuance costs for our equity offering of $82.2 million in February 2021.
CRITICAL ACCOUNTING ESTIMATES
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
We believe that the assumptions and estimates associated with fair value of financial instruments, income taxes, contingencies, research and development, in-process research and development, and share-based payments have the greatest potential impact on our consolidated financial statements. We evaluate these estimates on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on all of our significant accounting policies, see Note 3 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
Fair Value of Financial Instruments
Financial instruments consist of cash, accounts payable, contingent consideration. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration. We record contingent consideration at fair value at the end of each reporting period.
Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our common stock, upon the achievement of certain milestones and in 2016 was estimated based on a probability-weighted discounted cash flow model. Significant assumptions used to calculate the fair value of the contingent consideration include the discount rate, projected milestone achievement dates, and the probability of success.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the years ended December 31, 2022 and 2021 are related to our foreign operations.
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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2022 and 2021, we had prepaid research and development costs of $4.7 million and $5.9 million, respectively.
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
In-Process Research and Development
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
The annual, or interim if (events or changes in circumstances indicate that it is more likely than not that the asset is impaired), IPR&D impairment test is performed by comparing the fair value of the asset to the asset’s carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment for our indefinite-lived intangible asset and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.
We performed a quantitative assessment of IPR&D for the fiscal years 2022 and 2021 and determined that the asset was not impaired. There was no impairment of IPR&D for the years ended December 31, 2022 and 2021.
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
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of December 31, 2022.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Hepion Pharmaceuticals, Inc.
Edison, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hepion Pharmaceuticals, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
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
Valuation of In Process Research & Development Intangible Assets
As described in Notes 3 and 7 to the consolidated financial statements, the Company has in-process research and development (“IPR&D”) intangible assets of $3.2 million recorded as of December 31, 2022. The IPR&D intangible assets are indefinite lived and are not subject to amortization. Such assets are initially measured at their acquisition-date fair values and are subject to impairment testing at least annually until completion or abandonment of research and development efforts associated with the projects. The Company tests IPR&D assets for impairment in the fourth quarter of each year or more frequently if indicators of impairment are present.
We identified certain assumptions used in the valuation of IPR&D intangible assets in the impairment assessment as a critical audit matter. The principal consideration for our determination included the subjectivity and judgment used by management in determining the selection of a discount rate and the probability of success of research and development programs. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skill with valuations to assist in: (i) assessing the reasonableness of the discount rate incorporated into the valuation model used by management, and (ii) testing the mathematical accuracy of the Company’s calculations.
•Assessing inputs and assumptions used by management to determine the probability of success of research and development programs by comparing to external market and industry data regarding clinical trial success rates.
Valuation of Contingent Consideration Liability
As described in Notes 3 and 5 to the consolidated financial statements, the Company has a contingent consideration liability of $2.5 million recorded as of December 31, 2022. The contingent consideration was recorded by the Company in connection with the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and the Company’s stock, to the Ciclofilin shareholders and Aurinia Pharmaceuticals Inc. upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model utilizing, significant unobservable inputs.
We identified certain assumptions used in the valuation of the contingent consideration liability as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment by management in determining the fair value estimate of the contingent consideration liability including a high degree of estimation uncertainty in evaluating the probability of success of milestone achievement and the projected milestone achievement dates. Auditing these elements involved significant and subjective auditor judgment in performing procedures to evaluate the fair value of the contingent consideration liability.
The primary procedures we performed to address this critical audit matter included:
•Corroborating with research and development personnel with regard to the current status of the clinical development of the Company’s product candidate used to support the projected milestone achievement dates.
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
Accounting for Convertible Redeemable Preferred Stock
As described in Note 4 to the consolidated financial statements, on November 8, 2022, the Company entered into a Stock Purchase Agreement with certain institutional investors for the private placement of 1.9 million shares of Series F Convertible Redeemable Preferred Stock and 100,000 shares of Series G Convertible Redeemable Preferred Stock of the Company. As redemption can be required based on the occurrence of redemption events that were considered not solely within the Company’s control, the Preferred Stock was recorded separately from stockholders’ equity as temporary equity. The shares had an aggregate stated value of $20 million and were redeemed for $21 million on December 18, 2022 in accordance with their terms, and therefore were no longer outstanding as of December 31, 2022.
We identified the accounting for issuance of the Series F and Series G Convertible Redeemable Preferred Stock as a critical audit matter. The principal considerations for our determination included the significant judgments and highly complex technical accounting guidance that are required in the determination of the scope of the applicable accounting guidance and appropriate balance sheet classification, including the identification and evaluation of embedded features potentially requiring bifurcation as derivatives. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Reviewing and analyzing i) the terms of the Preferred Stock Purchase Agreement to determine if all arrangement terms that may have an impact on accounting treatment were identified and ii) the completeness and accuracy of the Company’s technical accounting analysis.

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting guidance to assist in: (i) evaluating management’s accounting for the Preferred Stock Purchase Agreement, and (ii) evaluating the embedded derivative features and the appropriate balance sheet classification of the Preferred Stock.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2013

Woodbridge, New Jersey
April 10, 2023

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash	$51,189,088	$91,348,967
Prepaid expenses	5,306,985	6,102,801
Total current assets	56,496,073	97,451,768
Property and equipment, net	81,620	152,772
Right-of-use assets	50,585	303,689
In-process research and development	3,190,000	3,190,000
Goodwill	—	1,870,924
Other assets	426,174	583,326
Total assets	$60,244,452	$103,552,479

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,665,896	$2,445,837
Accrued expenses	4,799,983	2,505,625
Operating lease liabilities, current	53,614	266,650
Short-term portion of contingent consideration	366,229	2,988,284
Total current liabilities	7,885,722	8,206,396
Contingent consideration, non-current	2,093,771	1,891,716
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	—	50,342
Total liabilities	10,388,515	10,557,476
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at December 31, 2022 and 2021, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,801 and 1,806 shares issued and outstanding at December 31, 2022 and 2021, respectively.	840,320	845,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 76,229,617 and 76,225,254 shares issued and outstanding at December 31, 2022 and 2021, respectively.	7,623	7,623
Additional paid-in capital	223,943,698	224,787,547
Accumulated other comprehensive loss	(90,168)	—
Accumulated deficit	(175,701,344)	(133,501,295)
Total stockholders’ equity	49,855,937	92,995,003
Total liabilities and stockholders’ equity	$60,244,452	$103,552,479

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
Revenues	$—	$—
Costs and expenses:
Research and development	33,269,337	20,395,136
General and administrative	10,348,465	10,008,173
Goodwill impairment loss	1,870,924	—
Total operating expenses	45,488,726	30,403,309
Loss from operations	(45,488,726)	(30,403,309)

Other income (expense):
Interest expense	(10,164)	(8,859)
Change in fair value of contingent consideration	414,992	(2,310,000)
Loss before income taxes	(45,083,898)	(32,722,168)
Income tax benefit (expense)	2,883,849	—
Net loss	(42,200,049)	(32,722,168)
Deemed dividend (see Note 4)	(3,137,500)	—
Net loss attributable to common shareholders	$(45,337,549)	$(32,722,168)

Weighted average common shares outstanding:
Basic and diluted	76,229,440	70,291,535

Net loss per common share: (see Note 11)
Basic and diluted	$(0.59)	$(0.47)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2022	2021
Net loss	$(42,200,049)	$(32,722,168)
Other comprehensive loss:
Foreign currency translation	(90,168)	—
Total other comprehensive loss	(90,168)	—
Comprehensive loss	$(42,290,217)	$(32,722,168)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	85,581	$855,808	1,817	$856,320	32,025,153	$3,203	$142,910,523	$—	$(104,105,463)	$40,520,391
Adoption of new accounting standard	—	—	—	—	—	—	(3,314,663)	—	3,326,336	11,673
Net loss	—	—	—	—	—	—	—	—	(32,722,168)	(32,722,168)
Stock-based compensation expense	—	—	—	—	—	—	3,031,507	—	—	3,031,507
Conversion of preferred stock to common	—	—	(11)	(11,000)	101	—	11,000	—	—	—
Issuance of common stock, net	—	—	—	—	44,200,000	4,420	82,149,180	—	—	82,153,600
Balance at December 31, 2021	85,581	855,808	1,806	845,320	76,225,254	7,623	224,787,547	—	(133,501,295)	92,995,003
Net loss	—	—	—	—	—	—	—	—	(42,200,049)	(42,200,049)
Other comprehensive loss	—	—	—	—	—	—	—	(90,168)	—	(90,168)
Stock-based compensation expense	—	—	—	—	—	—	2,283,643	—	—	2,283,643
Deemed dividend related to Series F and Series G Convertible Redeemable Preferred Stock (see Note 4)	—	—	—	—	—	—	(3,137,500)	—	—	(3,137,500)
Conversion of preferred stock to common	—	—	(5)	(5,000)	46	—	5,000	—	—	—
Issuance of common stock for milestone payment	—	—	—	—	4,317	—	5,008	—	—	5,008
Balance at December 31, 2022	85,581	$855,808	1,801	$840,320	76,229,617	$7,623	$223,943,698	$(90,168)	$(175,701,344)	$49,855,937

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,200,049)	$(32,722,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,552,736	4,668,815
Depreciation and amortization	77,461	86,073
Change in fair value of contingent consideration	(414,992)	2,310,000
Impairment of goodwill	1,870,924	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,245,715	(1,067,847)
Right of use asset	253,104	252,803
Operating lease liability	(263,378)	(258,589)
Prepaid expenses and other assets	917,308	(4,493,568)
Net cash used in operating activities	(34,961,171)	(31,224,481)

Cash flows from investing activities:
Purchase of property and equipment	(16,336)	(130,405)
Proceeds from disposal of property and equipment	2,266	—
Net cash used in investing activities	(14,070)	(130,405)

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	82,153,600
Proceeds from the issuance of Series F and Series G Redeemable Preferred Stock, net of issuance costs	17,862,500	—
Redemption of Series F and Series G Convertible Redeemable Preferred Stock	(21,000,000)	—
Repayment of debt financing	—	(176,585)
Contingent consideration milestone payment	(2,000,000)	—
Net cash (used in) provided by financing activities	(5,137,500)	81,977,015
Effect of exchange rates on cash	(47,138)	—
Net (decrease) increase in cash	(40,159,879)	50,622,129
Cash at beginning of period	91,348,967	40,726,838
Cash at end of period	$51,189,088	$91,348,967

Supplementary disclosure of cash flow information:
Cash paid for interest	$941	$2,024
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$5,000	$11,000
Issuance of common stock in conjunction with milestone payment	5,008	—
Fair value of warrants issued to placement agent	—	2,013,055
Adoption of new accounting standard	—	11,672

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
On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our rencofilstat HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for rencofilstat in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of rencofilstat in humans. This achievement triggered the first milestone payment, as stated in the May 26, 2016 acquisition agreement between us and Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) (the “Merger Agreement") for the acquisition of Ciclofilin and we paid a related milestone payment of approximately $0.3 million to Aurinia Pharmaceuticals, Inc. ("Aurinia") and $0.7 million to the former Ciclofilin shareholders along with the issuance of 1,439 shares of our common stock with a fair value of $0.1 million, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the former Ciclofilin shareholders. Our CEO is a former Ciclofilin shareholder and received approximately $0.3 million and 603 shares of common stock.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Going Concern
As of December 31, 2022, we had $51.2 million in cash, an accumulated deficit of $175.7 million, and working capital of $48.6 million. For the year ended December 31, 2022, cash used in operating activities was $35.0 million and we had a net loss of $42.2 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
COVID-19 Pandemic
The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. While there has not been a material impact on our consolidated financial statements for the year ended December 31, 2022, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.
3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates. Our most significant estimates include clinical trial costs and contingent consideration.
Cash
As of December 31, 2022 and 2021, the amount of cash was $51.2 million and $91.3 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
contingent consideration, which is recorded at fair value at the end of each reporting period. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 5 for additional information on the fair value of the contingent consideration.
Property, equipment and depreciation
As of December 31, 2022 and 2021, we had $0.1 million and $0.2 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2022 or December 31, 2021.
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
Interim Assessment of Goodwill
During the six months ended June 30, 2022, increases in interest rates, higher than expected inflation in the U.S., a reduction of value of associated companies developing drug therapy for NASH along with other macroeconomic factors impacted key assumptions used to value goodwill on our balance sheet. These facts and circumstances indicated that the fair value of our goodwill was less than its carrying amount at the reporting date, and therefore a quantitative fair value test was performed for the reporting unit.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
The annual, or interim if (events or changes in circumstances indicate that it is more likely than not that the asset is impaired), IPR&D impairment test is performed by comparing the fair value of the asset to the asset’s carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment for our indefinite-lived intangible asset and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.
We performed a quantitative assessment of IPR&D for the fiscal years 2022 and 2021 and determined that the asset was not impaired. There was no impairment of IPR&D for the years ended December 31, 2022 and 2021.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the years ended December 31, 2022 and 2021 is related to our foreign operations.
Under the provisions of the Internal Revenue Code, the net operating loss (NOL) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Internal Revenue Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits. We are not aware of any ownership changes in 2022. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be further limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
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
Notes to Consolidated Financial Statements
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2022 and 2021, we had prepaid research and development costs of $4.7 million and $5.9 million, respectively.
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
ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the years ended December 31, 2022 and 2021. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.
Foreign Exchange
For 2022, the functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. The change in the functional currency for Hepion Research Corp. was applied on a prospective basis starting January 1, 2022. Prior to 2022, the functional and reporting currency of Hepion Pharmaceuticals, Inc., Hepion Research Corp. and ContraVir Research Inc. was the U.S. dollar. For 2022, the assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $0.1 million at December 31, 2022. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
consolidated statements of operations. The impact of foreign exchange gains (losses) was $16,942 and $137,461 for the years ended December 31, 2022 and 2021, respectively.
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
Recent Accounting Pronouncements
On January 1, 2022, we adopted ASU No. 2021-04 ("ASU 2021-04), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The adoption of this standard did not have a material effect on our condensed consolidated financial statements and related disclosures.
4. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2022, there were 85,581 shares outstanding. During the years ended December 31, 2022 and 2021, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 88,928 common stock warrants that will expire in July 2023. As of December 31, 2022, there were 1,801 shares outstanding. During the year ended December 31, 2022, 5 shares of the Series C were converted into 46 shares of our common stock and during the year ended December 31, 2021, 11 shares of the Series C were converted into 101 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $1.55 per share (subject to adjustments upon the occurrence of certain dilutive events).
Series F and Series G Convertible Redeemable Preferred Stock
On November 8, 2022, we entered into a Stock Purchase Agreement ("SPA") with certain institutional investors for the private placement of 1,900,000 shares of our Series F Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) and 100,000 shares of our Series G Convertible Redeemable Preferred Stock (the “Series G Preferred Stock” and together with the Series F Preferred Stock, the “Preferred Stock”). The shares, which have since been redeemed in accordance with their terms described below, and are thus no longer outstanding as of December 31, 2022, had an aggregated stated value of $20.0 million. Under the terms of the SPA, each share of the Preferred Stock had a purchase price of $9.50, representing an original issue discount of 5% of the stated value. In connection with this offering, we recognized net proceeds of $17.9 million, net of offering costs of $1.1 million, and recognized a deemed dividend of $3.1 million. In connection with this transaction, we placed $21.0 million into an escrow account for any future redemption that consisted of the gross proceeds of $19.0 million and a portion of the redemption consideration of $2.0 million.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The Preferred Stock was convertible, at the option of the holders and, in certain circumstances, by us, into shares of Common Stock at a conversion price of $1.00 per share. We have the option to redeem the Preferred Stock for cash at 105% of the stated value commencing on the date of the stockholder approval of the reverse stock split (or within 15 days subsequent under certain conditions). The holders of the Preferred Stock had the right to require us to redeem their shares of Preferred Stock for cash at 105% of the stated value of such shares commencing after the earlier of the receipt of stockholder approval of an amendment to our Restated Certificate of Incorporation to effect a reverse stock split and 60 days after the closing of the issuances of the Preferred Stock and until 90 days after such closing. As redemption can be required based on the occurrence of redemption events that were considered not solely within our control, the Preferred Stock was recorded separately from stockholders’ equity as temporary equity.
On December 18, 2022, the holders of all 1,900,000 shares of Series F Preferred Stock and 100,000 shares of Series G Preferred Stock exercised their right to cause us to redeem all such shares for $21.0 million, which represented a price equal to 105% of the stated value. The redemption of these shares was paid out of the escrow account noted above.
The Preferred Stock was recognized in accordance with ASC 480 “Distinguishing Liabilities from Equity”. Under ASC 480-10-S99-3A, we elected to accrete the changes in the redemption value over the period from the date of issuance until the earliest probable redemption date. The redemption contingency was considered met upon approval of the reverse stock split on December 15, 2022, at which time the Preferred Stock was adjusted to the full redemption value.
We incurred issuance costs of approximately $1.1 million in connection with the offering which was recorded as a reduction of the Preferred Stock value at issuance and accreted to the Preferred Stock until the redemption contingency was met upon which we recognized approximately $3.1 million in deemed dividends related to the Preferred Stock in our consolidated financial statements for the year ended December 31, 2022.
The following table presents the Series F and Series G Convertible Redeemable Preferred Stock activity for the year ended December 31, 2022:

	Convertible Redeemable Preferred Stock
	Preferred Stock Series F		Preferred Stock Series G
	Shares	Amount	Shares	Amount
Issuance of Series F and Series G Convertible Redeemable Preferred Stock, less issuance costs	1,900,000	$16,969,375	100,000	$893,125
Deemed dividend related to Series F and Series G Convertible Redeemable Preferred Stock	—	2,980,625	—	156,875
Redemption of Series F and Series G Convertible Redeemable Preferred Stock	(1,900,000)	(19,950,000)	(100,000)	(1,050,000)
Balance at December 31, 2022	—	$—	—	$—
The deemed dividend was recognized as a decrease in Additional Paid-in Capital during the year ended December 31, 2022.
Common Stock and Warrant Offering
In April 2017, and July 2018, we issued common stock and warrants in connection with public offerings. In April 2022, the remaining April 2017 warrants expired. Based on the terms of the July 2018 offering and warrant agreements, if we do not maintain an effective registration statement, which is outside of our control, we are obligated to deliver registered shares upon the exercise and settlement of the warrant. As a result of the aforementioned terms and in accordance with the guidance contained in ASC Topic 815-40, we determined that the April 2017 and July 2018 warrants issued in connection with these offerings were recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in our consolidated statement of operations and comprehensive loss. In connection with the adoption of ASU 2020-06 in 2021, we reclassified the July 2018 warrants to equity.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table sets forth the components of changes in our derivative financial instruments liability balance for the years ended December 31, 2022 and 2021:

Date	Description	Number of Warrants Outstanding	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments liability	102,642	$11,673
	Expiration of warrants	(4,314)	—
	Reclassification due to adoption of ASU 2020-06	(87,614)	(11,673)
December 31, 2021	Balance of derivative financial instruments liability	10,714	—
	Expiration of warrants	(10,714)	—
December 31, 2022	Balance of derivative financial instruments liability	—	$—
Common Stock Offerings
On February 16, 2021, we entered into an underwriting agreement ("Underwriting Agreement") with ThinkEquity, a division of Fordham Financial Management, Inc., as the representative (the Representative") of the underwriters ("collectively, the Underwriters") listed therein, with respect to an underwritten public offering ("Offering") of 44,200,000 shares of our common stock, par value $0.0001, at a public offering price of $2.00 per share, which resulted in net proceeds to us of $82.1 million, after deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use the net proceeds to fund our research and development activities and general corporate purposes, including working capital, operating expenses and capital expenditures. Upon closing of the Offering, we issued as to the Representative as compensation warrants to purchase 1,105,000 shares of common stock, or the Representative’s Warrants. The Representative’s Warrants will be exercisable at $2.50 per share. The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, during the four and one-half year period commencing 180 days from February 19, 2021. We determined that the Representative Warrants should be recorded in the consolidated financial statements as equity.
5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2022 and 2021.

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2022:
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
At December 31, 2022 and 2021, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	December 31,
	2022			2021
Discount rate	8.5%			7.0%
Stock price	n/a			$1.14
Projected milestone achievement dates	December 2023	—	December 2028	December 2021	—	June 2026
Probability of success of milestone achievements	13%	—	40%	18%	—	100%
We completed the first segment of our Phase I clinical activities for rencofilstat in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of rencofilstat in humans. This achievement triggered the first

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
milestone payment, as stated in the Merger Agreement for the acquisition of Ciclofilin and in the fourth quarter of 2018, we paid a related milestone payment of $1.0 million and issued 1,439 shares of our common stock with a fair value of $0.1 million, representing 2.5% of our issued and outstanding common stock as of June 2016, to the Ciclofilin shareholders. As described in Note 1, the Merger Agreement was amended on January 14, 2022.
As of December 31, 2022, $0.4 million was classified as a current liability and $2.1 million as a non-current liability based upon management's best estimate using the latest available information. Management reviewed and updated the assumptions at December 31, 2022 for the amendment of the Merger Agreement and increased the discount rate based on comparable companies, increased the probability of success for milestone 2 and extended the projected achievement dates for milestones 3 and 4 based on new information.
The following table presents the change in fair value of the contingent consideration for the years ended December 31, 2022 and 2021.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2020	$2,570,000
Change in fair value recorded in earnings	2,310,000
Balance at December 31, 2021	4,880,000
Change in fair value recorded in earnings	(414,992)
Contingent consideration payments (includes common shares with a fair value of $5,008)	(2,005,008)
Balance at December 31, 2022	$2,460,000
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	December 31, 2022	December 31, 2021
Equipment	3.0 years	$326,382	$330,830
Furniture and fixtures	7.0 years	62,183	62,183
Less: Accumulated depreciation		(306,945)	(240,241)
		$81,620	$152,772
Depreciation expense for the years ended December 31, 2022 and 2021 was $0.1 million and $0.1 million, respectively.
7. Indefinite-lived Intangible Assets and Goodwill
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2020	$3,190,000
Changes during the year ended December 31, 2021	—
Rencofilstat balance at December 31, 2021	3,190,000
Changes during the year ended December 31, 2022	—
Rencofilstat balance at December 31, 2022	$3,190,000
No impairment losses were recorded on IPR&D during the years ended December 31, 2022 and 2021.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Goodwill
The table below provides a roll-forward of our goodwill balance:

Amount
Goodwill balance at December 31, 2020	$1,870,924
Changes during the year ended December 31, 2021	—
Goodwill balance at December 31, 2021	$1,870,924
Changes during the year ended December 31, 2022 (see Note 3)	(1,870,924)
Goodwill balance at December 31, 2022	$—
A $1.9 million impairment loss was recorded to goodwill during the year ended December 31, 2022. No impairment loss was recorded to goodwill during the year ended December 31, 2021.
8. Accrued Liabilities
Accrued expenses consist of the following:

	December 31,
	2022	2021
Payroll and related costs	$838,683	$—
Stock-based compensation - see Note 9	1,906,401	1,637,308
Research and development	1,716,035	536,965
Legal fees	110,799	57,345
Professional fees	135,865	167,346
Other	92,200	106,661
Total accrued expenses	$4,799,983	$2,505,625
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2022 and 2021 and at the time that these grants were made, we did not have any options available for grant under the Plan. We accounted for the option grant as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. As of December 31, 2022, the liability related to the awards was $1.9 million and has been included in accrued expenses in our consolidated balance sheet with the corresponding expense included in our consolidated statements of operations and comprehensive loss. At our annual meeting of stockholders in June 2022, shareholders voted against our 2021 Omnibus Equity Incentive Plan. Therefore, we will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available options to grant.
We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
General and administrative	$1,665,360	$3,267,349
Research and development	887,376	1,401,466
Total stock-based compensation expense	$2,552,736	$4,668,815

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
    A summary of stock option activity under the Plan is presented below:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2020	2,460,677	$1.63	-	$2,452.80	$4.17	$990,930	9.40 years
Granted	6,315,000	$1.70	-	$—	$1.70	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(703)	$—	-	$—	$820.13	$—
Balance outstanding, December 31, 2021	8,774,974	$1.63	-	$2,016.00	$2.33	$—	9.10 years
Granted	120,000	$0.69	-	$0.69	$0.69	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	—	$—	-	$—	$—	$—
Cancelled	(1)	$—	-	$515.20	$515.20	$—
Balance outstanding, December 31, 2022	8,894,973	$0.69	-	$2,016.00	$2.31	$—	8.13 years
Awards outstanding, vested awards and those expected to vest at December 31, 2022	8,833,223	$0.69	-	$2,016.00	$2.31	$—	8.06 years
Vested and exercisable at December 31, 2022	5,837,127	$0.69	-	$2,016.00	$2.58	$—	8.12 years
The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted to employees.

	Year Ended December 31,
	2022	2021
Stock price	$0.30	$1.70
Risk-free interest rate	3.98%	1.35%
Dividend yield	—	—
Expected volatility	114.9%	119.2%
Expected term (in years)	6.0	5.9
The total fair value of awards vested during the year ended December 31, 2022 and 2021 was $4.2 million and $4.4 million, respectively.
As of December 31, 2022, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $1.5 million to be recognized over a weighted-average remaining vesting period of approximately 0.80 years.
Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of our stock options.
Dividend yield—We have not paid any dividends on our common stock since inception and do not anticipate paying dividends on our common stock in the foreseeable future.
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
SAB No. 110, Share-Based Payment, (“SAB No. 110”) expresses the views of the Staff of the SEC with respect to extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with ASC 718. For the expected term, we have “plain-vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted as permitted by SAB No. 107.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. On April 1, 2016, we determined that we had sufficient history of issuing stock options and decreased our estimated forfeiture rate from 10%, which was based on the historical experience of our former parent, to 3%, which is our actual historical forfeiture rate. The forfeiture rate was 3% for the years ended December 31, 2022 and 2021. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.
10. Income Taxes
We provide for income taxes under ASC 740, "Income Taxes" ("ASC 740"). Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Our loss before income taxes was $45.1 million and $32.7 million for the years ended December 31, 2022 and 2021, respectively, and was generated entirely in the United States and Canada.
The income tax benefit for the year ended December 31, 2022 was $2.9 million and income tax expense for the year ended December 31, 2021 was $0. For 2022, our tax benefit was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. We plan to sell additional NOLs and credits under the same program in the future.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.
The significant components of our deferred tax assets are comprised of the following:

	As of December 31,
	2022	2021
Federal NOL	$16,656,707	$13,292,524
State NOL	3,467,906	3,127,854
Research and development credits	1,634,501	1,246,653
IRC 174 capitalization	7,554,211	—
Lease liability	15,071	89,106
Stock compensation & other	2,342,611	1,911,401
Deferred tax asset valuation allowance	(31,106,163)	(19,048,156)
Total deferred tax asset	564,844	619,382

Deferred tax liability (In-Process R&D)	(957,000)	(957,000)
Right-of-use asset	(16,866)	(71,404)
Total deferred tax liability	(973,866)	(1,028,404)

Net deferred tax liability	$(409,022)	$(409,022)
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses since inception, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for substantially all deferred tax assets as of December 31, 2022 and 2021, including those related to Canada. We have recorded a net deferred tax liability of $0.4 million related to in-process research and development as a result of the acquisition of Ciclofilin.
The valuation allowance increased by $12.1 million and $8.8 million for the years ended December 31, 2022 and 2021, respectively, due primarily to the generation of net operating losses during these periods.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2022	2021
U.S. statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	8.2%	8.0%
Sale of New Jersey tax benefits	6.4%	—%
Research and development credits	0.5%	1.7%
Contingent consideration	0.2%	(1.5)%
Foreign tax differential	(0.7)%	—%
Other	(4.6)%	(1.1)%
Valuation allowance	(24.6)%	(28.1)%
Effective tax rate	6.4%	—%
As of December 31, 2022 and 2021, we had U.S. federal and state net operating loss carryforwards of $117.6 million and $101.1 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2022. We also had federal and state research and development tax credit carryforwards of approximately $1.6 million as of December 31, 2022, which will begin to expire in December 2027.
Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits. We are not aware of any ownership changes in 2022. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
We file income tax returns in the United States, Canada and various state jurisdictions. Our federal income tax returns for the years 2018 and forward, and state income returns for the years 2017 and forward remain subject to examination by the IRS and state authorities. Our tax returns in Canada are also subject to examination.
We have approximately $1.6 million of undistributed earnings in Canada, which we continue to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
11. Loss per Share
Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
Basic and diluted net loss per common share	2022	2021
Numerator:
Net loss	$(42,200,049)	$(32,722,168)
Preferred stock deemed dividend	(3,137,500)	—
Net loss attributable to common stockholders	$(45,337,549)	$(32,722,168)
Denominator:
Weighted average common shares outstanding	76,229,440	70,291,535
Net loss per share of common stock—basic and diluted	$(0.59)	$(0.47)
The following outstanding securities at December 31, 2022 and 2021 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Common shares issuable upon conversion of Series A preferred stock	3,184	3,184
Common shares issuable upon conversion of Series C preferred stock	16,599	16,645
Stock options	8,894,973	8,774,974
Warrants – liability classified	—	10,714
Warrants – equity classified	4,311,182	4,311,182
Total	13,225,938	13,116,699
The liability and equity classified warrants disclosed above have been excluded from the computation of diluted earnings per share because the exercise price of the warrants exceeds the average market price of our common stock for the period they were outstanding.
12. Commitments and Contingencies
Contractual Obligations
In August 2014, we entered into a lease for corporate office space in Edison, New Jersey. In December 2017, we entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. This lease will expire on March 31, 2023. We are currently negotiating with the landlord to renew our lease. In October 2019, we entered into a 3-year lease for office and research laboratory space in Edmonton, Canada, which expired on September 30, 2022 and is subsequently on a month-to-month basis.
Legal Proceedings
We are involved in various legal proceedings. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Additionally, while any litigation contains an element of uncertainty, we have at this time no reason to believe that the outcome of such proceedings or claims will have a material adverse effect on our consolidated financial condition or results of operations.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Operating leases where we are the lessee are included under the caption “Right of Use Assets” ("ROU") on our consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.
The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
As of December 31, 2022, the ROU assets were $0.1 million, the current lease liabilities were $0.1 million, and there were no non-current lease liabilities. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 6.5%.
Rent expense for the years ended December 31, 2022 and 2021 was $0.3 million and $0.3 million, respectively.
For the years ended December 31, 2022 and 2021, the weighted average remaining term of our noncancelable operating leases is 0.25 years and 1.16 years, respectively.
Future minimum rental payments under our noncancelable operating leases at December 31, 2022 is as follows:

2023	$53,902
2024 and thereafter	—
Total	53,902
Present value adjustment	(288)
Lease liability at December 31, 2022	$53,614
Employment Agreements
We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a‑15 or Rule 15d‑15, as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer have concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.
Management's Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Based on that evaluation, as of December 31, 2022, our principal executive officer and principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below.
•We identified a material weakness in our internal controls related to the proper design and implementation of control over formal review, approval, and evaluation of non-core, complex accounting transactions.
•We identified a material weakness in internal control related to the proper design and implementation of certain controls over income tax provision and management’s review of the income tax provision. We utilize a third-party to assist in the preparation of our tax provision. Specifically, we did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of the tax provision and the completeness and accuracy income tax disclosures.
Remediation of Material Weaknesses
We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We plan on implementing several remedial actions to improve our internal controls, including:
•We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.
•Expanding and improving our review process for complex accounting transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

•Management, with the assistance of a third party, will perform an evaluation of the processes and procedures around our tax provision processes, internal control design gaps, and recommend process enhancements.
•Implementing enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes regarding income tax provision and income tax disclosures.
•Developing a detailed timeline of the tax provision calculation, to ensure that sufficient time is allocated to complete the process as designed.
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
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2022.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9c. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item regarding executive compensation will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships, Related Person Transactions and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this item regarding principal accounting fees and services will be included in our 2023 Proxy Statement and is incorporated herein by reference.

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

3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
3.1(j)	Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 4, 2022)
3.1(k)	Certificate of Designation of Series G Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 4, 2022)
3.1(l)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed November 4, 2022)
3.1(m)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed November 4, 2022)
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
Date: April 10, 2023

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

Signature	Title	Date

/s/ ROBERT FOSTER	Chief Executive Officer	April 10, 2023
Robert Foster	(Principal Executive Officer)

/s/ JOHN CAVAN	Chief Financial Officer	April 10, 2023
John Cavan	(Principal Financial and Accounting Officer)

/s/ GARY S. JACOB, PHD.	Chairman, Board of Directors	April 10, 2023
Gary S. Jacob, PhD.

/s/ JOHN BRANCACCIO	Director	April 10, 2023
John Brancaccio

/s/ ARNOLD LIPPA	Director	April 10, 2023
Arnold Lippa

/s/ TIMOTHY BLOCK	Director	April 10, 2023
Timothy Block

/s/ PETRUS WIJNGAARD	Director	April 10, 2023
Petrus Wijngaard

/s/KAOUTHAR LBIATI	Director	April 10, 2023
Kaouthar Lbiati

/s/ ANAND REDDI	Director	April 10, 2023
Anand Reddi