Form 10-Q
period 2023-03-31
Hepion Pharmaceuticals, Inc.
filed 2023-05-12
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 10, 2023 was 3,811,482.

HEPION PHARMACEUTICALS, INC.
FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2022 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2023. These factors include the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements. Cautionary Note Regarding Forward-Looking Statements.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$42,993,359	$51,189,088
Prepaid expenses	2,813,046	5,306,985
Total current assets	45,806,405	56,496,073
Property and equipment, net	63,749	81,620
Right-of-use assets	—	50,585
In-process research and development	3,190,000	3,190,000
Other assets	436,097	426,174
Total assets	$49,496,251	$60,244,452

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,168,012	$2,665,896
Accrued expenses	6,258,291	4,799,983
Operating lease liabilities, current	—	53,614
Short-term portion of contingent consideration	373,642	366,229
Total current liabilities	9,799,945	7,885,722
Contingent consideration	2,134,792	2,093,771
Deferred tax liability	409,022	409,022
Total liabilities	12,343,759	10,388,515
Commitments and contingencies (see Note 11)
Stockholders' equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,800 and 1,801 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	839,320	840,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 3,811,482 and 3,811,481 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	381	381
Additional paid-in capital	224,489,063	223,950,940
Accumulated other comprehensive loss	(70,815)	(90,168)
Accumulated deficit	(188,961,265)	(175,701,344)
Total stockholders' equity	37,152,492	49,855,937
Total liabilities and stockholders' equity	$49,496,251	$60,244,452
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$—
Cost and expenses:
Research and development	9,797,659	4,311,134
General and administrative	3,411,506	2,941,334
Total operating expenses	13,209,165	7,252,468
Loss from operations	(13,209,165)	(7,252,468)

Other income (expense):
Interest expense	(2,322)	(2,209)
Change in fair value of contingent consideration	(48,434)	324,992
Loss before income taxes	(13,259,921)	(6,929,685)
Income tax benefit (expense)	—	—
Net loss	$(13,259,921)	$(6,929,685)

Weighted-average common shares outstanding:
Basic and diluted	3,811,482	3,811,445

Net loss per common share: (see Note 10)
Basic and diluted	$(3.48)	$(1.82)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(13,259,921)	$(6,929,685)
Other comprehensive income:
Foreign currency translation	19,353	9,146
Total other comprehensive income	19,353	9,146
Comprehensive loss	$(13,240,568)	$(6,920,539)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	85,581	$855,808	1,801	$840,320	3,811,481	$381	$223,950,940	$(90,168)	$(175,701,344)	$49,855,937
Net loss	—	—	—	—	—	—	—	—	(13,259,921)	(13,259,921)
Other comprehensive income (loss)	—	—	—	—	—	—	—	19,353	—	19,353
Stock-based compensation expense	—	—	—	—	—	—	537,123	—	—	537,123
Conversion of Series C to common	—	—	(1)	(1,000)	1	—	1,000	—	—	—
Balance at March 31, 2023	85,581	$855,808	1,800	$839,320	3,811,482	$381	$224,489,063	$(70,815)	$(188,961,265)	$37,152,492

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,581	855,808	1,806	845,320	3,811,263	381	224,794,789	—	(133,501,295)	92,995,003
Net loss	—	—	—	—	—	—	—	—	(6,929,685)	(6,929,685)
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,146	—	9,146
Stock-based compensation expense	—	—	—	—	—	—	556,610	—	—	556,610
Conversion of Series C to common	—	—	(5)	(5,000)	2	—	5,000	—	—	—
Issuance of common stock, net	—	—	—	—	216	—	5,008	—	—	5,008
Balance at March 31, 2022	85,581	$855,808	1,801	$840,320	3,811,481	$381	$225,361,407	$9,146	$(140,430,980)	$86,636,082

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,259,921)	$(6,929,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,930,753	1,541,450
Depreciation	18,037	22,730
Change in fair value of contingent consideration	48,434	(324,992)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	566,623	76,304
Right of use asset	50,585	67,170
Operating lease liability	(53,614)	(69,652)
Prepaid expenses and other assets	2,484,590	(4,512,635)
Net cash used in operating activities	(8,214,513)	(10,129,310)

Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Contingent consideration milestone payment	—	(2,000,000)
Net cash used in financing activities	—	(2,000,000)
Effect of exchange rates on cash	18,784	3,169
Net decrease in cash	(8,195,729)	(12,126,141)
Cash at beginning of period	51,189,088	91,348,967
Cash at end of period	$42,993,359	$79,222,826

Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$1,000	$5,000
Issuance of common stock in conjunction with milestone payment	—	5,008

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
On May 10, 2018, we submitted an Investigational New Drug Application (“IND”) to the U.S. Food and Drug Administration (“FDA”) to support initiation of our rencofilstat HBV clinical development program in the United States and received approval in June 2018. We completed the first segment of our Phase 1 clinical activities for rencofilstat in October 2018 wherein we reached a major clinical milestone of positive data from a Phase I trial of rencofilstat in humans. This achievement triggered the first milestone payment, as stated in the May 26, 2016 acquisition agreement between us and Ciclofilin Pharmaceuticals, Inc. (“Ciclofilin”) (the “Merger Agreement") for the acquisition of Ciclofilin and we paid a related milestone payment of approximately $0.3 million to Aurinia Pharmaceuticals, Inc. ("Aurinia") and $0.7 million to the former Ciclofilin shareholders along with the issuance of 72 shares of our common stock with a fair value of $0.1 million, representing 2.5% of our issued and outstanding common stock as of June, 2016, to the former Ciclofilin shareholders. Our CEO is a former Ciclofilin shareholder and received approximately $0.3 million and 30 shares of common stock.
Additional milestone payments could potentially be payable to the former Ciclofilin shareholders pursuant to the Ciclofilin Merger Agreement as follows: (i) upon receipt of Phase II positive data from a proof of concept clinical trial of rencofilstat in humans - 216 shares of common stock and $3.0 million, (ii) upon initiation of a Phase III trial of rencofilstat - $5.0 million, and (iii) upon acceptance by the FDA of a new drug application for rencofilstat - $8.0 million. In addition, on February 14, 2014, Ciclofilin had entered into a Purchase and Sale Agreement to acquire Aurinia’s entire interest in rencofilstat. This agreement contains future milestone payments payable by us based on clinical and marketing milestones of up to CAD $2.5 million. The milestone payments payable to the former Ciclofilin shareholders will be subject to offset by certain of the clinical and marketing milestone payments payable to Aurinia as follows: (a) the payments to the former Ciclofilin shareholders pursuant to (ii) above would be offset by payment to Aurinia of CAD $0.5 million, and (b) the payments to the former Ciclofilin shareholders pursuant to (iii) above would be subject to offset by payment to Aurinia of up to CAD $2.0 million. In addition to the above clinical and milestone payments, the Aurinia Agreement provides for the following additional contingent payment obligations: (x) a royalty of 2.5% on net sales of rencofilstat which is uncapped, (y) a royalty of 5.0% on license revenue from rencofilstat and (z) a payment equal to 30.0% of the proceeds from a Liquidity Event (as defined in the Purchase and Sale Agreement) with respect to Ciclofilin, of which approximately $0.2 million plus interest will be paid to Aurinia. The maximum obligation under both (y) and (z) is CAD $5.0 million.
The Merger Agreement was amended on January 14, 2022 for the following: (i) upon receipt of Phase II positive data from the first Phase II clinical trial of rencofilstat in NASH patients which has been achieved: (1) such number of validly issued, fully paid and non-assessable shares of our common stock equal to 7.5% of the issued and outstanding of our common stock on the Closing Date as defined in the original agreement, which 216 was issued in March 2022, and (2) a payment of $2.0 million, made in January 2022 to Ciclofilin shareholders, including a payment to our CEO of $0.8 million and other Hepion employees of $0.2 million, (ii) a payment of $1.0 million upon the positive read out of the first planned interim futility analysis of a Phase IIb clinical trial of rencofilstat in NASH patients, supporting the continuation of the Phase IIb trial. The original agreement required a $3.0 million payment upon receipt of Phase II positive data from a proof-of-concept clinical trial of CRV431, (iii) a payment of $5.0 million upon initiation of the first Phase III trial of rencofilstat in patients, where initiation occurs with first patient in the study dosed with study medication, which remains unchanged from the original agreement, (iv) a payment of $5.0 million upon the filing and acceptance by the U.S. Food and Drug Administration of the first new drug application for rencofilstat, which was $8.0 million in the original agreement; and (v) a payment of $8.0 million upon the regulatory approval by the U.S. Food and Drug Administration of the first new drug application for rencofilstat.
On June 17, 2019, we submitted an IND to the FDA to support initiation of our rencofilstat NASH clinical development program in the United States and received approval in July 2019. We completed dosing of rencofilstat in our

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
2. Basis of Presentation
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2022, was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022, contained in our Annual Report on Form 10-K filed with the SEC on April 10, 2023.
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.
Going Concern
As of March 31, 2023, we had $43.0 million in cash, an accumulated deficit of $189.0 million, and working capital of $36.0 million. For the three months ended March 31, 2023, cash used in operating activities was $8.2 million and we had a net loss of $13.3 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all.
These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.
Cash
As of March 31, 2023 and December 31, 2022, cash was $43.0 million and $51.2 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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
Property, equipment and depreciation
As of March 31, 2023 and December 31, 2022, we had $0.1 million and $0.1 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives, or the remaining term of the lease, whichever is shorter. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at March 31, 2023 or December 31, 2022.
In-Process Research & Development
In accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC Topic 350”), acquired In-Process Research and Development ("IPR&D") was determined to have an indefinite life and, therefore, are not amortized. Instead, it is tested for impairment annually, in our fourth quarter, and between annual tests if we become aware of an event or a change in circumstances that would indicate the carrying value may be impaired.
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
We performed a qualitative assessment of IPR&D at March 31, 2023 and a quantitative assessment for fiscal year 2022 and determined that the asset was not impaired.
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
Under the provisions of the Internal Revenue Code, the net operating loss (NOL) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Internal Revenue Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits. We are not aware of any ownership changes in 2023 or 2022. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be further limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2023 and December 31, 2022, we had prepaid research and development costs of $2.5 million and $4.7 million, respectively.
Share-based payments
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 9). We account for awards granted to employees that are in excess of what is available to grant as a liability recorded at fair value each reporting period in the consolidated financial statements (see Note 8).
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
ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the three months ended March 31, 2023 and 2022. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $70,815 and $90,168 at March 31, 2023 and December 31, 2022, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains (losses) was $25,433 and $(35,196) for the three months ended March 31, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended March 31, 2023.
4. Stockholders’ Equity and Derivative Liability — Warrants
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of March 31, 2023, there were 85,581 shares outstanding. During the three months ended March 31, 2023 and 2022, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 4,446 common stock warrants that will expire in July 2023. As of March 31, 2023, there were 1,800 shares of Series C outstanding. During the three months ended March 31, 2023, 1 share of the Series C were converted into 1 share of our common stock and during the three months ended March 31, 2022, 5 shares of the Series C were converted into 2 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.08 per share (subject to adjustments upon the occurrence of certain dilutive events).
5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at March 31, 2023 and December 31, 2022.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2023:
Contingent consideration	$2,508,434	$—	$—	$2,508,434

As of December 31, 2022:
Contingent consideration	$2,460,000	$—	$—	$2,460,000
Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model.
At March 31, 2023 and December 31, 2022, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	March 31, 2023			December 31, 2022
Discount rate	8.5%			8.5%
Projected milestone achievement dates	Dec 2023	—	Dec 2028	Dec 2023	—	Dec 2028
Probability of success of milestone achievements	13%	—	40%	13%	—	40%
As of March 31, 2023, $2,134,792 was classified as a non-current liability based upon management's best estimate using the latest available information. Management reviewed the assumptions and there were no changes for the three months ended March 31, 2023.
The following table presents the change in fair value of the contingent consideration for the three months ended March 31, 2023.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2022	$2,460,000
Change in fair value recorded in earnings	48,434
Balance at March 31, 2023	$2,508,434

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	March 31, 2023	December 31, 2022
Equipment	3 years	$326,815	$326,382
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(325,249)	(306,945)
		$63,749	$81,620
Depreciation expense for the three months ended March 31, 2023 and 2022 was $18,037 and $22,730, respectively.
7. Indefinite-lived Intangible Assets
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2022	$3,190,000
Change during the three months ended March 31, 2023	—
Rencofilstat balance at March 31, 2023	$3,190,000
No impairment losses were recorded on IPR&D during the three months ended March 31, 2023 and 2022.
8. Accrued Liabilities
Accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Payroll and related costs	$360,613	$838,683
Stock-based compensation - see Note 9	3,300,031	1,906,401
Research and development	2,389,560	1,716,035
Professional fees	153,774	246,664
Other	54,313	92,200
Total accrued expenses	$6,258,291	$4,799,983
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the “Plan”). Stock options granted under the Plan typically will vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2022 and 2021, and at the time that these grants were made, we did not have any options available for grant under the Plan. We accounted for these option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. As of March 31, 2023, the liability related to the awards was $3.3 million and is included in accrued expenses in our condensed consolidated balance sheets with the corresponding expense included in our condensed consolidated statements of operations and comprehensive loss (see Note 8). At our annual meeting of stockholders June, 2022, shareholders voted against our 2021 Omnibus Equity Incentive Plan. Therefore, we will continue to account for this option grant as liability-classified until we receive stockholder approval to increase the available options to grant.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
General and administrative	$1,193,460	$1,083,101
Research and development	737,293	458,349
Total stock-based compensation expense	$1,930,753	$1,541,450
A summary of stock option activity under the Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2022	444,749	$13.80	-	$40,320.00	$46.20	$—	8.13 years
Granted	—	$—	-	$—	$—	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	(112)	$34.00	-	$34.00	$34.00	$—
Cancelled	—	$—	-	$—	$—	$—
Balance outstanding, March 31, 2023	444,637	$13.80	-	$40,320.00	$46.20	$6,168	7.88 years
Awards outstanding, vested awards and those expected to vest at March 31, 2023	442,597	$13.80	-	$40,320.00	$46.20	$—	7.88 years
Vested and exercisable at March 31, 2023	316,432	$13.80	-	$40,320.00	$50.80	$—	7.83 years
The total fair value of awards vested during the three months ended March 31, 2023 and 2022 was $0.5 million and $0.2 million, respectively.
As of March 31, 2023, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $1.7 million to be recognized over a weighted-average remaining vesting period of approximately 1.0 years.
The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
Basic and diluted net loss per common share:	2023	2022
Numerator:
Net loss	$(13,259,921)	$(6,929,685)
Denominator:
Weighted average common shares outstanding	3,811,482	3,811,445
Net loss per share of common stock—basic and diluted	$(3.48)	$(1.82)
The following outstanding securities at March 31, 2023 and 2022 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Common shares issuable upon conversion of Series A preferred stock	159	159
Common shares issuable upon conversion of Series C preferred stock	829	830
Stock options	444,637	438,749
Warrants – liability classified	—	536
Warrants – equity classified	215,559	215,559
Total	661,185	655,833
The liability and equity classified warrants disclosed above have been excluded from the computation of basic and diluted earnings per share because the exercise price of the warrants exceeds the average market price of our common stock for the period they were outstanding.
11. Commitments and Contingencies
Contractual Obligations
In August 2014, we entered into a lease for corporate office space in Edison, New Jersey. In December 2017, we entered an amendment to the lease for corporate office space in Edison, New Jersey expanding the office footprint and extending the lease for an approximate 5-year period. The lease expired on March 31, 2023 and we are currently leasing this space on a month-to-month basis. We are currently negotiating with the landlord for a new lease agreement. In October 2019, we entered into a 3-year lease for office and research laboratory space in Edmonton, Canada, which expired on September 30, 2022 and we are leasing this space on a month-to-month basis. We are currently in negotiating with the landlord for a new lease agreement.
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
Rent expense for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.
12. Subsequent Events
Reverse Stock Split
On May 3, 2023, our Board of Directors declared a 1-for-20 reverse stock split of the outstanding shares of our common stock in order to satisfy requirements for the continued listing of our common stock on Nasdaq. The reverse stock split is effective as of May 11, 2023. All applicable share and per share information in these condensed consolidated financial statements on Form 10-Q have been adjusted retrospectively to give effect to the reverse stock split for all periods presented. The reverse stock split did not reduce the number of authorized shares of common stock and will not alter the par value.

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
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2022 filed with the United States Securities and Exchange Commission (“SEC”) on April 10, 2023. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.
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
FINANCIAL OPERATIONS OVERVIEW
From our inception in May 2013 through March 31, 2023, we have an accumulated deficit of $189.0 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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
CRITICAL ACCOUNTING ESTIMATES
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
During the three months ended March 31, 2023, there were no significant changes to our critical accounting estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	9,797,659	4,311,134	5,486,525
General and administrative	3,411,506	2,941,334	470,172
Loss from operations	(13,209,165)	(7,252,468)	(5,956,697)

Other income (expense):
Interest expense	(2,322)	(2,209)	(113)
Change in fair value of contingent consideration	(48,434)	324,992	(373,426)
Loss before income taxes	(13,259,921)	(6,929,685)	(6,330,236)
Income tax benefit (expense)	—	—	—
Net loss	$(13,259,921)	$(6,929,685)	$(6,330,236)
We had no revenues during the three months ended March 31, 2023 and 2022, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2023 and 2022 was $9.8 million and $4.3 million, respectively. The increase of $5.5 million was primarily due to a $5.2 million increase in clinical trial costs relating to our current studies and a $0.2 million increase in employee compensation costs due to an increase in headcount. This was offset by a $0.3 million decrease in consulting and outside services costs.
General and administrative expenses for the three months ended March 31, 2023 and 2022 was $3.4 million and $2.9 million, respectively. The increase was primarily due to an increase of $0.2 million for employee compensation due to an increase in headcount and a $0.1 million increase in travel costs.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2023 primarily through the issuance of convertible preferred stock, the issuance of convertible debt, and issuances of shares of our common stock through at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of March 31, 2023, we had an accumulated deficit of $189.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidate derived from these technologies. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current product candidates and programs as well as any future product candidates we may choose to pursue, as well as the gradual gaining of control over our required manufacturing capabilities and other corporate uses. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current or future product candidates.
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
The condensed consolidated financial statements as of and for the three months ended March 31, 2023 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We will be required to raise additional capital to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; (i) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (ii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(8,214,513)	$(10,129,310)
Investing activities	—	—
Financing activities	—	(2,000,000)
As of March 31, 2023, we had working capital of $36.0 million compared to working capital of $48.6 million as of December 31, 2022. The decrease of $12.6 million in working capital is primarily related to our cash spend for the three months ended March 31, 2023.

Operating Activities:
As of March 31, 2023, we had $43.0 million in cash. Net cash used in operating activities was $8.2 million for the three months ended March 31, 2023 consisting primarily of our net loss of $13.3 million. Changes in non-cash operating activities was $2.0 million, primarily for stock-based compensation. Changes in working capital accounts had a positive impact of $3.0 million on cash primarily for a decrease in prepaid expenses and other assets of $2.5 million.
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
Investing Activities:
There was no cash provided by or used in investing activities during the three months ended March 31, 2023 and 2022.
Financing Activities:
There was no cash provided by or used in financing activities for the three months ended March 31, 2023.
Net cash used in financing activities was $2.0 million for the three months ended March 31, 2022 for the contingent consideration milestone payment per the Ciclofilin acquisition merger agreement.
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of March 31, 2023.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that that we have material weaknesses in our control environment and period end financial close and reporting process as described below.
•We identified a material weakness in our internal controls related to the proper design and implementation of control over formal review, approval, and evaluation of non-core, complex accounting transactions.
•We identified a material weakness in internal control related to the proper design and implementation of certain controls over our income tax provision and management’s review of the income tax provision. We utilize a third-party to assist in the preparation of our tax provision. Specifically, we did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of the tax provision and the completeness and accuracy income tax disclosures.
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.
ITEM 6. EXHIBITS

3.1	Certificate of Amendment to Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 10, 2023)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 05/12/2023	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 05/12/2023	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer
(Principal Financial and Accounting Officer)