Form 10-Q
period 2023-06-30
Hepion Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of August 7, 2023 was 3,838,289.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$30,521,733	$51,189,088
Prepaid expenses	2,240,723	5,306,985
Total current assets	32,762,456	56,496,073
Property and equipment, net	60,770	81,620
Right-of-use assets	—	50,585
In-process research and development	3,190,000	3,190,000
Other assets	488,884	426,174
Total assets	$36,502,110	$60,244,452

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,191,225	$2,665,896
Accrued expenses	3,108,794	4,799,983
Operating lease liabilities, current	—	53,614
Short-term portion of contingent consideration	373,710	366,229
Total current liabilities	7,673,729	7,885,722
Contingent consideration	2,046,290	2,093,771
Deferred tax liability	409,022	409,022
Total liabilities	10,129,041	10,388,515
Commitments and contingencies (see Note 11)
Stockholders' equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,800 and 1,801 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	839,320	840,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 3,838,289 and 3,811,481 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	384	381
Additional paid-in capital	227,806,020	223,950,940
Accumulated other comprehensive loss	(87,651)	(90,168)
Accumulated deficit	(203,040,812)	(175,701,344)
Total stockholders' equity	26,373,069	49,855,937
Total liabilities and stockholders' equity	$36,502,110	$60,244,452
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	11,880,669	15,701,955	21,678,328	20,013,089
General and administrative	2,284,961	2,425,242	5,696,467	5,366,576
Goodwill impairment loss	—	1,870,924	—	1,870,924
Total operating expenses	14,165,630	19,998,121	27,374,795	27,250,589
Loss from operations	(14,165,630)	(19,998,121)	(27,374,795)	(27,250,589)

Other income (expense):
Interest expense	(2,351)	(3,178)	(4,673)	(5,387)
Change in fair value of contingent consideration	88,434	90,000	40,000	414,992
Loss before income taxes	(14,079,547)	(19,911,299)	(27,339,468)	(26,840,984)
Income tax benefit (expense)	—	—	—	—
Net loss	$(14,079,547)	$(19,911,299)	$(27,339,468)	$(26,840,984)

Weighted-average common shares outstanding:
Basic and diluted	3,826,505	3,811,481	3,819,035	3,811,463

Net loss per common share: (see Note 10)
Basic and diluted	$(3.68)	$(5.22)	$(7.16)	$(7.04)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(14,079,547)	$(19,911,299)	$(27,339,468)	$(26,840,984)
Other comprehensive income (loss):
Foreign currency translation	(16,836)	(39,113)	2,517	(29,967)
Total other comprehensive income (loss)	(16,836)	(39,113)	2,517	(29,967)
Comprehensive loss	$(14,096,383)	$(19,950,412)	$(27,336,951)	$(26,870,951)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	85,581	$855,808	1,801	$840,320	3,811,481	$381	$223,950,940	$(90,168)	$(175,701,344)	$49,855,937
Net loss	—	—	—	—	—	—	—	—	(13,259,921)	(13,259,921)
Other comprehensive income (loss)	—	—	—	—	—	—	—	19,353	—	19,353
Stock-based compensation expense	—	—	—	—	—	—	537,123	—	—	537,123
Conversion of Series C to common	—	—	(1)	(1,000)	1	—	1,000	—	—	—
Balance at March 31, 2023	85,581	855,808	1,800	839,320	3,811,482	381	224,489,063	(70,815)	(188,961,265)	37,152,492
Net loss	—	—	—	—	—	—	—	—	(14,079,547)	(14,079,547)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(16,836)	—	(16,836)
Stock-based compensation expense	—	—	—	—	—	—	333,954	—	—	333,954
Stock-based liability awards converted to equity	—	—	—	—	—	—	2,983,006	—	—	2,983,006
Issuance of common stock in connection with stock split	—	—	—	—	26,807	3	(3)	—	—	—
Balance at June 30, 2023	85,581	$855,808	1,800	$839,320	3,838,289	$384	$227,806,020	$(87,651)	$(203,040,812)	$26,373,069

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,581	$855,808	1,806	$845,320	3,811,263	$381	$224,794,789	$—	$(133,501,295)	$92,995,003
Net loss	—	—	—	—	—	—	—	—	(6,929,685)	(6,929,685)
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,146	—	9,146
Stock-based compensation expense	—	—	—	—	—	—	556,610	—	—	556,610
Conversion of Series C to common	—	—	(5)	(5,000)	2	—	5,000	—	—	—
Issuance of common stock, net	—	—	—	—	216	—	5,008	—	—	5,008
Balance at March 31, 2022	85,581	855,808	1,801	840,320	3,811,481	381	225,361,407	9,146	(140,430,980)	86,636,082
Net loss	—	—	—	—	—	—	—	—	(19,911,299)	(19,911,299)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(39,113)	—	(39,113)
Stock-based compensation expense	—	—	—	—	—	—	634,651	—	—	634,651
Balance at June 30, 2022	85,581	$855,808	1,801	$840,320	3,811,481	$381	$225,996,058	$(29,967)	$(160,342,279)	$67,320,321

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(27,339,468)	$(26,840,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	871,077	1,703,958
Depreciation	36,366	41,257
Change in fair value of contingent consideration	(40,000)	(414,992)
Impairment of goodwill	—	1,870,924
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,815,672	7,736,105
Right of use asset	50,585	134,907
Operating lease liability	(53,614)	(140,136)
Prepaid expenses and other assets	3,008,520	(1,720,352)
Net cash used in operating activities	(20,650,862)	(17,629,313)

Cash flows from investing activities:
Purchases of property and equipment	(16,538)	—
Proceeds from disposal of property and equipment	—	2,266
Net cash (used in) provided by investing activities	(16,538)	2,266

Cash flows from financing activities:
Contingent consideration milestone payment	—	(2,000,000)
Net cash used in financing activities	—	(2,000,000)
Effect of exchange rates on cash	45	(14,415)
Net decrease in cash	(20,667,355)	(19,641,462)
Cash at beginning of period	51,189,088	91,348,967
Cash at end of period	$30,521,733	$71,707,505

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$941
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$1,000	$5,000
Issuance of common stock in conjunction with milestone payment	—	5,008
Stock-based liability awards reversed to additional paid-in capital	2,983,006	—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business Overview
Hepion Pharmaceuticals, Inc. (we, our, or us) is a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), is being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.
We are developing rencofilstat as our lead molecule. Rencofilstat is a compound that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that regulate protein folding, in addition to other activities. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models.
We have completed a number of Phase 1 and Phase 2 clinical trials. In May 2023, we announced that our Phase 2a study ("ALTITUDE-NASH") met its primary endpoint by demonstrating improved liver function and was well tolerated after four months of treatment with once daily oral rencofilstat administered to NASH subjects with stage 3 or greater fibrosis. All additional secondary efficacy and safety endpoints were also met. These observations provide further evidence that builds on previous findings from a shorter 28-day Phase 2a ("AMBITION") trial. Taken together, the AMBITION and ALTITUDE-NASH trials reinforce rencofilstat’s direct antifibrotic mode of action and increase our confidence level that we anticipate observing fibrosis reductions in our ongoing 12-month Phase 2b ("ASCEND-NASH") clinical trial.
In June 2023, we announced that the Data and Safety Monitoring Board ("DSMB") met to review the current data for the ASCEND-NASH 2b study and has issued a “study may proceed without modification” clearance. This, the first planned DSMB meeting, occurred on schedule, and all labs, electrocardiogram's, adverse events, and protocol deviations were reviewed, focusing on any potential safety signals from the placebo-controlled trial.
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
Reverse Stock Split
On May 3, 2023, our Board of Directors declared a 1-for-20 reverse stock split of the outstanding shares of our common stock in order to satisfy requirements for the continued listing of our common stock on Nasdaq. The reverse stock split was effective May 11, 2023. All applicable share and per share information in these condensed consolidated financial statements on Form 10-Q have been adjusted retrospectively to give effect to the reverse stock split for all periods presented. The reverse stock split did not reduce the number of authorized shares of common stock and will not alter the par value.
Going Concern
As of June 30, 2023, we had $30.5 million in cash, an accumulated deficit of $203.0 million, and working capital of $25.1 million. For the six months ended June 30, 2023, cash used in operating activities was $20.7 million and we had a net loss of $27.3 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research,

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
development and clinical trials of rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all.
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
Cash
As of June 30, 2023 and December 31, 2022, cash was $30.5 million and $51.2 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Property, equipment and depreciation
As of June 30, 2023 and December 31, 2022, we had $0.1 million and $0.1 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. There were no adjustments to the carrying value of property and equipment at June 30, 2023 or December 31, 2022.
In-Process Research & Development
The annual, or interim (if events or changes in circumstances indicate that it is more likely than not that the asset is impaired), In-Process Research and Development ("IPR&D") impairment test is performed by comparing the fair value of the asset to the asset’s carrying amount. When testing indefinite-lived intangibles for impairment, we may assess qualitative factors for its indefinite-lived intangibles to determine whether it is more likely than not that the asset is impaired. Alternatively, we may bypass this qualitative assessment for our indefinite-lived intangible asset and perform the quantitative impairment test that compares the fair value of the indefinite-lived intangible asset with the asset’s carrying amount. If IPR&D becomes impaired or is abandoned, the carrying value of the IPR&D is written down to the revised fair value with the related impairment charge recognized in the period in which the impairment occurs. If the carrying value of the asset becomes impaired as the result of unfavorable data from any ongoing or future clinical trial, changes in assumptions that negatively impact projected cash flows, or because of any other information regarding the prospects of successfully developing or commercializing our programs, we could incur significant charges in the period in which the impairment occurs.
We performed a qualitative assessment of IPR&D at June 30, 2023 and a quantitative assessment for fiscal year 2022 and determined that the asset was not impaired.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2023 and December 31, 2022, we had prepaid research and development costs of $1.9 million and $4.7 million, respectively.
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $87,651 and $90,168 at June 30, 2023 and December 31, 2022, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange losses (gains) was $30,661 and $2,678 for the three months ended June 30, 2023 and 2022, respectively, and was $56,095 and $(32,518) for the six months ended June 30, 2023 and 2022, respectively.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recent Accounting Pronouncements
There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the six months ended June 30, 2023.
4. Stockholders’ Equity
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of June 30, 2023, there were 85,581 shares outstanding. During the six months ended June 30, 2023 and 2022, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 4,446 common stock warrants that expired in July 2023. As of June 30, 2023, there were 1,800 shares of Series C outstanding. During the six months ended June 30, 2023, 1 share of the Series C was converted into 1 share of our common stock and during the six months ended June 30, 2022, 5 shares of the Series C were converted into 2 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.08 per share (subject to adjustments upon the occurrence of certain dilutive events).
5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at June 30, 2023 and December 31, 2022.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2023:
Contingent consideration	$2,420,000	$—	$—	$2,420,000

As of December 31, 2022:
Contingent consideration	$2,460,000	$—	$—	$2,460,000
Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model.
At June 30, 2023 and December 31, 2022, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	June 30, 2023			December 31, 2022
Discount rate	8.5%			8.5%
Stock price	n/a			n/a
Projected milestone achievement dates	Mar 2024	—	Jun 2029	Dec 2023	—	Dec 2028
Probability of success of milestone achievements	13%	—	40%	13%	—	40%
As of June 30, 2023, $2,046,290 was classified as a non-current liability based upon management's best estimate using

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the latest available information. Management reviewed the assumptions and for the six months ended June 30, 2023, the only change made was to the milestone achievement dates.
The following table presents the change in fair value of the contingent consideration for the six months ended June 30, 2023.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2022	$2,460,000
Change in fair value recorded in earnings	(40,000)
Balance at June 30, 2023	$2,420,000
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	June 30, 2023	December 31, 2022
Equipment	3 years	$346,671	$326,382
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(348,084)	(306,945)
		$60,770	$81,620
Depreciation expense for the three months ended June 30, 2023 and 2022 was $18,328 and $18,529, respectively, and was $36,366 and $41,258 for the six months ended June 30, 2023 and 2022, respectively.
7. Indefinite-lived Intangible Assets
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2022	$3,190,000
Change during the six months ended June 30, 2023	—
Rencofilstat balance at June 30, 2023	$3,190,000
No impairment losses were recorded on IPR&D during the six months ended June 30, 2023 and 2022.
8. Accrued Liabilities
Accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Payroll and related costs	$724,100	$838,683
Stock-based compensation	—	1,906,401
Research and development	2,009,215	1,716,035
Professional fees	237,399	246,664
Other	138,080	92,200
Total accrued expenses	$3,108,794	$4,799,983

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9. Accounting for Share-Based Payments
In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. At June 30, 2023, there were no awards granted from the 2023 Plan.
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the 2013 Plan), which expired in June 2023 and we are no longer making grants under it. Stock options granted under the 2013 Plan typically vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2022 and 2021, and at the time that these grants were made, we did not have any options available for grant under the Plan. We accounted for these option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. With the approval of the 2023 Plan, these awards are no longer accounted for as liability-classified and the cumulative liability of $2,983,006 was recorded to additional paid-in capital.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$(22,743)	$127,483	$1,170,717	$1,210,584
Research and development	39,671	35,025	776,964	493,374
Total stock-based compensation expense	$16,928	$162,508	$1,947,681	$1,703,958
A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2022	444,749	$13.80	-	$40,320.00	$46.20	$—	8.13 years
Granted	—	$—	-	$—	$—	$—
Adjustment for stock split	48	$—	-	$—	$—	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	(112)	$34.00	-	$34.00	$34.00	$—
Cancelled	(139)	$34.00	-	$34.00	$34.00	$—
Balance outstanding, June 30, 2023	444,546	$13.80	-	$40,320.00	$47.12	$—	7.63 years
Awards outstanding, vested awards and those expected to vest at June 30, 2023	443,256	$13.80	-	$40,320.00	$47.17	$—	7.63 years
Vested and exercisable at June 30, 2023	360,609	$13.80	-	$40,320.00	$50.15	$—	7.56 years
The total fair value of awards vested during the six months ended June 30, 2023 and 2022 was $2.2 million and $4.0 million, respectively.
As of June 30, 2023, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.8 million to be recognized over a weighted-average remaining vesting period of approximately 0.8 years.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.

	Six Months Ended June 30,
	2023	2022
Stock price	$—	$13.80
Risk-free interest rate	—%	3.26%
Dividend yield	—	—
Expected volatility	—%	116.7%
Expected term (in years)	0.0	6.0
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
10. Loss per Share
Basic and diluted net loss per common share was determined by dividing net loss by the weighted-average common shares outstanding during the period.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per common share:	2023	2022	2023	2022
Numerator:
Net loss	$(14,079,547)	$(19,911,299)	$(27,339,468)	$(26,840,984)
Denominator:
Weighted average common shares outstanding	3,826,505	3,811,481	3,819,035	3,811,463
Net loss per share of common stock—basic and diluted	$(3.68)	$(5.22)	$(7.16)	$(7.04)

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following outstanding securities at June 30, 2023 and 2022 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Common shares issuable upon conversion of Series A preferred stock	159	159
Common shares issuable upon conversion of Series C preferred stock	829	830
Stock options	444,546	444,749
Warrants – equity classified	215,559	215,559
Total	661,093	661,297
The equity classified warrants disclosed above have been excluded from the computation of basic and diluted earnings per share because the exercise price of the warrants exceeds the average market price of our common stock for the period they were outstanding.
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
Rent expense for the three months ended June 30, 2023 and 2022 was $0.1 million and $0.1 million, respectively, and was $0.2 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.
12. Subsequent Events
None.

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
Business Overview
We are a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), is being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.
We are developing rencofilstat as our lead molecule. Rencofilstat is a compound that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that regulate protein folding, in addition to other activities. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models.
We have completed a number of Phase 1 and Phase 2 clinical trials. In May 2023, we announced that our Phase 2a study ("ALTITUDE-NASH") met its primary endpoint by demonstrating improved liver function and was well tolerated after four months of treatment with once daily oral rencofilstat administered to NASH subjects with stage 3 or greater fibrosis. All additional secondary efficacy and safety endpoints were also met. These observations provide further evidence that builds on previous findings from a shorter 28-day Phase 2a ("AMBITION") trial. Taken together, the AMBITION and ALTITUDE-NASH trials reinforce rencofilstat’s direct antifibrotic mode of action and increase our confidence level that we anticipate observing fibrosis reductions in our ongoing 12-month Phase 2b ("ASCEND-NASH") clinical trial.
In June 2023, we announced that the Data and Safety Monitoring Board ("DSMB") met to review the current data for the ASCEND-NASH 2b study and has issued a “study may proceed without modification” clearance. This, the first planned DSMB meeting, occurred on schedule, and all labs, electrocardiogram's, adverse events, and protocol deviations were reviewed, focusing on any potential safety signals from the placebo-controlled trial.
NASH is the form of liver disease that is triggered by what has come to be known as the “Western diet”, characterized especially by high-fat, high-sugar, and processed foods. Among the effects of a prolonged Western diet is fat accumulation in liver cells (steatosis) which is described as NAFLD and can predispose cells to injury. NAFLD may evolve into NASH when the fatty liver begins to progress through stages of cell injury, inflammation, fibrosis, and carcinogenesis. People who develop NASH typically have additional predisposing conditions such as diabetes and hypertension, but the exact biochemical events that trigger and maintain the progression are not well known. Many people in the early stages of disease do not have significant clinical symptoms and therefore are unaware that they have it. Once NASH is diagnosed, it is a major health concern as the liver often becomes fibrotic and puts individuals at increased risk of developing cirrhosis and other complications. Individuals with advanced liver fibrosis have a significantly higher risk of developing liver cancer, although cancer may also arise in some patients before significant hepatitis or fibrosis. NASH is increasing worldwide at an alarming rate due to the spread of the Western diet, obesity, and other related conditions. Approximately 4-5% of the global population is estimated to have NASH, including the USA, and NASH is quickly becoming the most common reason for individuals requiring a liver transplant in the USA. Considering the serious outcomes linked to advancing NASH, the economic and social burden of the disease is enormous. There are no simple blood tests to diagnose or track the progression of NASH, and currently there are no drugs that are specifically approved to treat the disease.
HCC is a major type of liver cancer, accounting for approximately 85% – 90% of all cases. NASH, hepatitis viral infections, and alcohol consumption are all major causes of HCC. Globally, over 700,000 people die each year from liver cancer which is second only to lung cancer among all cancer-related deaths. The high mortality is due to the fact that only around half of all people who develop HCC (in developed countries) receive the diagnosis early enough to have an opportunity for therapeutic intervention. Additionally, recurrence rates are high, and current treatment options remain limited.
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
AI-POWR™ is our acronym for Artificial Intelligence - Precision Medicine; Omics that include genomics, proteomics, metabolomics, transcriptomics, and lipidomics; World database access; and Response and clinical outcomes. AI-POWR™ allows for the selection of novel drug targets, biomarkers, and appropriate patient populations. AI-POWR™ is used to identify responders from big data sources using our multi-omics approach, while modelling inputs and scenarios to increase response rates. The components of AI-POWR™ include access to publicly available databases processed via machine learning algorithms. We believe AI outputs will allow for improved response outcomes through enhanced patient selection, biomarker selection and drug target selection. We believe AI outputs will help identify responders a priori and reduce the need for large sample sizes through study design enrichment.
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
FINANCIAL OPERATIONS OVERVIEW
From our inception in May 2013 through June 30, 2023, we have an accumulated deficit of $203.0 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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
During the six months ended June 30, 2023, there were no significant changes to our critical accounting estimates as described in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	11,880,669	15,701,955	(3,821,286)
General and administrative	2,284,961	2,425,242	(140,281)
Goodwill impairment loss	—	1,870,924	(1,870,924)
Loss from operations	(14,165,630)	(19,998,121)	5,832,491

Other income (expense):
Interest expense	(2,351)	(3,178)	827
Change in fair value of contingent consideration	88,434	90,000	(1,566)
Loss before income taxes	(14,079,547)	(19,911,299)	5,831,752
Income tax benefit (expense)	—	—	—
Net loss	$(14,079,547)	$(19,911,299)	$5,831,752
We had no revenues during the three months ended June 30, 2023 and 2022, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended June 30, 2023 and 2022 was $11.9 million and $15.7 million, respectively. The decrease of $3.8 million was primarily due to a $8.8 million decrease in drug development costs offset by a $4.8 million increase in clinical trial costs primarily for our phase 2b study and a $0.1 million increase in travel costs.
General and administrative expenses for the three months ended June 30, 2023 and 2022 was $2.3 million and $2.4 million, respectively. The decrease of $0.1 million was primarily due to a decrease of $0.2 million for stock-based compensation expense and a decrease of $0.3 million in consulting costs. This was offset by an increase of $0.2 million increase in professional fees and a $0.1 million increase in compensation costs.

Comparison of the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	21,678,328	20,013,089	1,665,239
General and administrative	5,696,467	5,366,576	329,891
Goodwill impairment loss	—	1,870,924	(1,870,924)
Loss from operations	(27,374,795)	(27,250,589)	(124,206)

Other income (expense):
Interest expense	(4,673)	(5,387)	714
Change in fair value of derivative instruments – warrants and contingent consideration	40,000	414,992	(374,992)
Loss before income taxes	(27,339,468)	(26,840,984)	(498,484)
Income tax (expense) benefit	—	—	—
Net loss	$(27,339,468)	$(26,840,984)	$(498,484)
We had no revenues during the six months ended June 30, 2023 and 2022, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the six months ended June 30, 2023 and 2022 was $21.7 million and $20.0 million, respectively. The increase of $1.7 million was primarily due to an increase of $10.0 million in clinical trial costs for our phase 2b study. Also, there was an increase in compensation costs of $0.4 million due to an increase in headcount and a $0.3 million increase in stock-based compensation costs. This was offset by a decrease of $8.7 million in drug development costs and a $0.4 million decrease in consulting costs.
General and administrative expenses for the six months ended June 30, 2023 and 2022 was $5.7 million and $5.4 million, respectively. The increase of $0.3 million was primarily related to an increase of $0.3 million increase in compensation costs, a $0.2 million increase in professional fees and a $0.1 million increase in travel costs. This was offset by a decrease of $0.4 million in consulting costs.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through June 30, 2023 primarily through the issuance of convertible preferred stock, the issuance of convertible debt, and issuances of shares of our common stock through at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of June 30, 2023, we had an accumulated deficit of $203.0 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
The condensed consolidated financial statements as of and for the six months ended June 30, 2023 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We will be required to raise additional capital to continue the development and commercialization of our current product candidate and to continue to fund operations at the current cash expenditure levels. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct, delay, scale back or discontinue the development and/or commercialization of one or more product candidates; seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(20,650,862)	$(17,629,313)
Investing activities	(16,538)	2,266
Financing activities	—	(2,000,000)
As of June 30, 2023, we had working capital of $25.1 million compared to working capital of $48.6 million as of December 31, 2022. The decrease of $23.5 million in working capital is primarily related to our cash spend for the six months ended June 30, 2023.
Operating Activities:
As of June 30, 2023, we had $30.5 million in cash. Net cash used in operating activities was $20.7 million for the six months ended June 30, 2023 consisting primarily of our net loss of $27.3 million. Changes in non-cash operating activities was $0.9 million, primarily for stock-based compensation. Changes in working capital accounts had a positive impact of $5.8 million on cash primarily for a decrease in prepaid expenses and other assets of $3.0 million and an increase in accounts payable and accrued expenses of $2.8 million.
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
Investing Activities:
Net cash used in investing activities was nominal for the six months ended June 30, 2023 and 2022.
Financing Activities:
There was no cash provided by or used in financing activities for the six months ended June 30, 2023.
Net cash used in financing activities was $2.0 million for the six months ended June 30, 2022 for the contingent consideration milestone payment per the Ciclofilin acquisition merger agreement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that that we have material weaknesses in our control environment and period end financial close and reporting process as described below and therefore our disclosure controls and procedures were not effective.

•During 2022, we identified a material weakness in our internal controls related to the proper design and implementation of controls over formal review, approval, and evaluation of non-core, complex accounting transactions.
•During 2022, we identified a material weakness in internal control related to the proper design and implementation of certain controls over our income tax provision and management’s review of the income tax provision. We utilize a third-party to assist in the preparation of our tax provision. Specifically, we did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of the tax provision and the completeness and accuracy income tax disclosures.
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
Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.
ITEM 6. EXHIBITS

1.1
Controlled Equity Offering Sales Agreement dated July 21, 2023 by and between Hepion Pharmaceuticals, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 21, 2023).

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

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 08/14/2023	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 08/14/2023	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer
(Principal Financial and Accounting Officer)