Form 10-Q
period 2023-09-30
Hepion Pharmaceuticals, Inc.
filed 2023-11-20
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of November 6, 2023 was 4,337,682.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$19,284,080	$51,189,088
Prepaid expenses and other current assets	1,985,356	5,306,985
Total current assets	21,269,436	56,496,073
Property and equipment, net	41,087	81,620
Right-of-use assets	242,507	50,585
In-process research and development	3,190,000	3,190,000
Other assets	260,078	426,174
Total assets	$25,003,108	$60,244,452

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,006,221	$2,665,896
Accrued expenses	2,907,565	4,799,983
Operating lease liabilities, current	112,282	53,614
Short-term portion of contingent consideration	376,430	366,229
Total current liabilities	6,402,498	7,885,722
Contingent consideration	1,903,570	2,093,771
Deferred tax liability	409,022	409,022
Operating lease liabilities, non-current	129,261	—
Total liabilities	8,844,351	10,388,515
Commitments and contingencies (see Note 11)
Stockholders' equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,800 and 1,801 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	839,320	840,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 3,838,289 and 3,811,481 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	384	381
Additional paid-in capital	228,124,931	223,950,940
Accumulated other comprehensive loss	(93,928)	(90,168)
Accumulated deficit	(213,567,758)	(175,701,344)
Total stockholders' equity	16,158,757	49,855,937
Total liabilities and stockholders' equity	$25,003,108	$60,244,452
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	8,518,520	5,740,122	30,196,848	25,753,211
General and administrative	2,146,045	2,725,204	7,842,512	8,091,780
Goodwill impairment loss	—	—	—	1,870,924
Total operating expenses	10,664,565	8,465,326	38,039,360	35,715,915
Loss from operations	(10,664,565)	(8,465,326)	(38,039,360)	(35,715,915)

Other income (expense):
Interest expense	(2,381)	(2,265)	(7,054)	(7,652)
Change in fair value of contingent consideration	140,000	(80,000)	180,000	334,992
Loss before income taxes	(10,526,946)	(8,547,591)	(37,866,414)	(35,388,575)
Income tax benefit (expense)	—	—	—	—
Net loss	$(10,526,946)	$(8,547,591)	$(37,866,414)	$(35,388,575)

Weighted-average common shares outstanding:
Basic and diluted	3,838,289	3,811,481	3,825,523	3,811,469

Net loss per common share: (see Note 10)
Basic and diluted	$(2.74)	$(2.24)	$(9.90)	$(9.28)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(10,526,946)	$(8,547,591)	$(37,866,414)	$(35,388,575)
Other comprehensive loss:
Foreign currency translation	(6,277)	(60,368)	(3,760)	(90,335)
Total other comprehensive loss	(6,277)	(60,368)	(3,760)	(90,335)
Comprehensive loss	$(10,533,223)	$(8,607,959)	$(37,870,174)	$(35,478,910)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	85,581	$855,808	1,801	$840,320	3,811,481	$381	$223,950,940	$(90,168)	$(175,701,344)	$49,855,937
Net loss	—	—	—	—	—	—	—	—	(13,259,921)	(13,259,921)
Other comprehensive income (loss)	—	—	—	—	—	—	—	19,353	—	19,353
Stock-based compensation expense	—	—	—	—	—	—	537,123	—	—	537,123
Conversion of Series C to common	—	—	(1)	(1,000)	1	—	1,000	—	—	—
Balance at March 31, 2023	85,581	855,808	1,800	839,320	3,811,482	381	224,489,063	(70,815)	(188,961,265)	37,152,492
Net loss	—	—	—	—	—	—	—	—	(14,079,547)	(14,079,547)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(16,836)	—	(16,836)
Stock-based compensation expense	—	—	—	—	—	—	333,954	—	—	333,954
Stock-based liability awards converted to equity	—	—	—	—	—	—	2,983,006	—	—	2,983,006
Issuance of common stock in connection with stock split	—	—	—	—	26,807	3	(3)	—	—	—
Balance at June 30, 2023	85,581	855,808	1,800	839,320	3,838,289	384	227,806,020	(87,651)	(203,040,812)	26,373,069
Net loss	—	—	—	—	—	—	—	—	(10,526,946)	(10,526,946)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(6,277)	—	(6,277)
Stock-based compensation expense	—	—	—	—	—	—	318,911	—	—	318,911
Balance at September 30, 2023	85,581	$855,808	1,800	$839,320	3,838,289	$384	$228,124,931	$(93,928)	$(213,567,758)	$16,158,757

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,581	$855,808	1,806	$845,320	3,811,263	$381	$224,794,789	$—	$(133,501,295)	$92,995,003
Net loss	—	—	—	—	—	—	—	—	(6,929,685)	(6,929,685)
Other comprehensive income (loss)	—	—	—	—	—	—	—	9,146	—	9,146
Stock-based compensation expense	—	—	—	—	—	—	556,610	—	—	556,610
Conversion of Series C to common	—	—	(5)	(5,000)	2	—	5,000	—	—	—
Issuance of common stock, net	—	—	—	—	216	—	5,008	—	—	5,008
Balance at March 31, 2022	85,581	855,808	1,801	840,320	3,811,481	381	225,361,407	9,146	(140,430,980)	86,636,082
Net loss	—	—	—	—	—	—	—	—	(19,911,299)	(19,911,299)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(39,113)	—	(39,113)
Stock-based compensation expense	—	—	—	—	—	—	634,651	—	—	634,651
Balance at June 30, 2022	85,581	855,808	1,801	840,320	3,811,481	381	225,996,058	(29,967)	(160,342,279)	67,320,321
Net loss	—	—	—	—	—	—	—	—	(8,547,591)	(8,547,591)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(60,368)	—	(60,368)
Stock-based compensation expense	—	—	—	—	—	—	546,580	—	—	546,580
Balance at September 30, 2022	85,581	$855,808	1,801	$840,320	3,811,481	$381	$226,542,638	$(90,335)	$(168,889,870)	$59,258,942

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,866,414)	$(35,388,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,189,988	2,320,793
Depreciation	54,866	58,985
Change in fair value of contingent consideration	(180,000)	(334,992)
Impairment of goodwill	—	1,870,924
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,430,993	1,849,760
Right of use asset	50,585	203,448
Operating lease liability	(54,578)	(211,414)
Prepaid expenses and other assets	3,487,456	(532,599)
Net cash used in operating activities	(31,887,104)	(30,163,670)

Cash flows from investing activities:
Purchases of property and equipment	(13,956)	—
Proceeds from disposal of property and equipment	—	2,266
Net cash (used in) provided by investing activities	(13,956)	2,266

Cash flows from financing activities:
Contingent consideration milestone payment	—	(2,000,000)
Net cash used in financing activities	—	(2,000,000)
Effect of exchange rates on cash	(3,948)	(42,370)
Net decrease in cash	(31,905,008)	(32,203,774)
Cash at beginning of period	51,189,088	91,348,967
Cash at end of period	$19,284,080	$59,145,193

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$941
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$1,000	$5,000
Issuance of common stock in conjunction with milestone payment	—	5,008
Stock-based liability awards reversed to additional paid-in capital	2,983,006	—
Operating lease asset additions	242,507	—

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
Reverse Stock Split
On May 3, 2023, our Board of Directors declared a 1-for-20 reverse stock split of the outstanding shares of our common stock in order to satisfy requirements for the continued listing of our common stock on Nasdaq. The reverse stock split was effective May 11, 2023. All applicable share and per share information in these condensed consolidated financial statements on Form 10-Q have been adjusted retrospectively to give effect to the reverse stock split for all periods presented. The reverse stock split did not reduce the number of authorized shares of common stock and did not alter the par value.
Going Concern
As of September 30, 2023, we had $19.3 million in cash, an accumulated deficit of $213.6 million, and working capital of $14.9 million. For the nine months ended September 30, 2023, cash used in operating activities was $31.9 million and we had a net loss of $37.9 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
research, development and clinical trials of rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all.
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
Cash
As of September 30, 2023 and December 31, 2022, cash was $19.3 million and $51.2 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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
Property, equipment and depreciation
As of September 30, 2023 and December 31, 2022, we had $41,087 and $0.1 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. There were no adjustments to the carrying value of property and equipment at September 30, 2023 or December 31, 2022.
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
We concluded that no triggering event occurred during the three months ended September 30, 2023. However, economic conditions could result in reductions in our future projected cash flows used to estimate fair value which could indicate an impairment.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2023 and December 31, 2022, we had prepaid research and development costs of $1.4 million and $4.7 million, respectively.
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $93,928 and $90,168 at September 30, 2023 and December 31, 2022, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange losses (gains) was $59,432 and $27,601 for the three months ended September 30, 2023 and 2022, respectively, and was $115,527 and $(4,917) for the nine months ended September 30, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the nine months ended September 30, 2023.
4. Stockholders’ Equity
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of September 30, 2023, there were 85,581 shares outstanding. During the nine months ended September 30, 2023 and 2022, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 4,446 common stock warrants that expired in July 2023. As of September 30, 2023, there were 1,800 shares of Series C outstanding. During the nine months ended September 30, 2023, 1 share of the Series C was converted into 1 share of our common stock and during the nine months ended September 30, 2022, 5 shares of the Series C were converted into 2 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.08 per share (subject to adjustments upon the occurrence of certain dilutive events).
5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at September 30, 2023 and December 31, 2022.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2023:
Contingent consideration	$2,280,000	$—	$—	$2,280,000

As of December 31, 2022:
Contingent consideration	$2,460,000	$—	$—	$2,460,000
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At September 30, 2023 and December 31, 2022, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	September 30, 2023			December 31, 2022
Discount rate	11.0%			8.5%
Projected milestone achievement dates	Mar 2024	—	Jun 2029	Dec 2023	—	Dec 2028
Probability of success of milestone achievements	13%	—	40%	13%	—	40%
As of September 30, 2023, $1,903,570 was classified as a non-current liability based upon management's best estimate using the latest available information. Management reviewed the assumptions and for the nine months ended September 30, 2023, the only change made was to the milestone achievement dates.
The following table presents the change in fair value of the contingent consideration for the nine months ended September 30, 2023.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2022	$2,460,000
Change in fair value recorded in earnings	48,434
Balance at March 31,2023	2,508,434
Change in fair value recorded in earnings	(88,434)
Balance at June 30, 2023	2,420,000
Change in fair value recorded in earnings	(140,000)
Balance at September 30, 2023	$2,280,000
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	September 30, 2023	December 31, 2022
Equipment	3 years	$340,133	$326,382
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(361,229)	(306,945)
		$41,087	$81,620
Depreciation expense for the three months ended September 30, 2023 and 2022 was $18,500 and $17,726, respectively, and was $54,866 and $58,985 for the nine months ended September 30, 2023 and 2022, respectively.
7. Indefinite-lived Intangible Assets
IPR&D
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2022	$3,190,000
Change during the nine months ended September 30, 2023	—
Rencofilstat balance at September 30, 2023	$3,190,000
No impairment losses were recorded on IPR&D during the nine months ended September 30, 2023 and 2022.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8. Accrued Liabilities
Accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Payroll and related costs	$945,029	$838,683
Stock-based compensation	—	1,906,401
Research and development	1,752,939	1,716,035
Professional fees	35,322	246,664
Other	174,275	92,200
Total accrued expenses	$2,907,565	$4,799,983

9. Accounting for Share-Based Payments
In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. At September 30, 2023, there were no awards granted from the 2023 Plan.
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
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$189,380	$350,990	$1,360,097	$1,561,574
Research and development	129,531	265,845	906,495	759,219
Total stock-based compensation expense	$318,911	$616,835	$2,266,592	$2,320,793

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2022	444,749	$13.80	-	$40,320.00	$46.20	$—	8.13 years
Granted	—	$—	-	$—	$—	$—
Adjustment for stock split	47	$—	-	$—	$—	$—
Exercised	—	$—	-	$—	$—	$—
Forfeited	(5,073)	$34.00	-	$74.40	$34.05	$—
Cancelled	(14,691)	$32.60	-	$11,648.00	$40.31	$—
Balance outstanding, September 30, 2023	425,032	$13.80	-	$40,320.00	$47.51	$—	7.08 years
Awards outstanding, vested awards and those expected to vest at September 30, 2023	424,345	$13.80	-	$40,320.00	$47.54	$—	7.07 years
Vested and exercisable at September 30, 2023	369,385	$13.80	-	$40,320.00	$49.76	$—	6.98 years
The total fair value of awards vested during the nine months ended September 30, 2023 and 2022 was $2.6 million and $4.3 million, respectively.
As of September 30, 2023, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.5 million to be recognized over a weighted-average remaining vesting period of approximately 0.7 years.
The following weighted-average assumptions are used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.

	Nine Months Ended September 30,
	2023	2022
Stock price	$—	$13.80
Risk-free interest rate	—%	4.02%
Dividend yield	—	—
Expected volatility	—%	115.4%
Expected term (in years)	0.0	6.0
Stock price—The stock price used is the closing price of our common stock on the day prior to the grant date.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10. Loss per Share
Basic and diluted net loss per common share was determined by dividing net loss by the weighted-average common shares outstanding during the period.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per common share:	2023	2022	2023	2022
Numerator:
Net loss	$(10,526,946)	$(8,547,591)	$(37,866,414)	$(35,388,575)
Denominator:
Weighted average common shares outstanding	3,838,289	3,811,481	3,825,523	3,811,469
Net loss per share of common stock—basic and diluted	$(2.74)	$(2.24)	$(9.90)	$(9.28)
The following outstanding securities at September 30, 2023 and 2022 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common shares issuable for:
Series A preferred stock	159	159	159	159
Series C preferred stock	829	830	829	830
Stock options	425,032	444,749	425,032	444,749
Warrants – equity classified	210,979	215,559	210,979	215,559
Total	636,999	661,297	636,999	661,297
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
Leases
In July 2014, we entered into a lease for corporate office space in Edison, New Jersey ("Edison Lease"). In July 2017, we entered into the first amendment to the Edison Lease expanding the office footprint and extending the Edison Lease for an approximate 5-year period that ended on March 31, 2023. In August 2023, we signed a second amendment to the Edison Lease in which we reduced our corporate office space and extended the lease for a period of 2.3 years ending July 31, 2025.
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
As of September 30, 2023, our ROU asset was $0.2 million, the current lease liability was $0.1 million, and the long-term lease liability was $0.1 million. The discount rate used to account for our operating leases under ASC 842 is our estimated incremental borrowing rate of 14.9%.
Rent expense for the three months ended September 30, 2023 and 2022 was a credit of $49,217 and $0.1 million, respectively, and was $0.2 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the weighted average remaining term of our noncancelable operating leases is 1.84 years.
Future minimum rental payments under our noncancelable operating lease at September 30, 2023 is as follows:

Remainder of 2023	$40,631
2024	137,605
2025	84,000
2026	—
2027 and thereafter	—
Total	262,236
Present value adjustment	(20,693)
Lease liability at September 30, 2023	$241,543
12. Subsequent Events
On October 31, 2023, we filed an S-1 registration statement with the Securities and Exchange Commission to offer up to 1,960,786 shares of our common stock consisting of (a) up to an aggregate of 980,393 shares of our common stock that are issuable upon exercise of warrants exercisable for one share of our common stock at an exercise price of $4.85 per share for a term of five years from the date of issuance (the “Series A Warrants”), and (b) up to an aggregate of 980,393 shares of our common stock that are issuable upon exercise of warrants exercisable for one share of our common stock at an exercise price of $4.85 per share for a term of eighteen months from the date of issuance (the “Series B Warrants”).
On September 28, 2023, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 980,393 shares of our common stock (or common stock equivalents in lieu thereof) at a purchase price of $5.10 per share and pre-funded warrants to purchase up to 580,393 shares at a offering price of $5.09 in a registered direct offering priced at-the-market under Nasdaq rules. In addition, in a concurrent private placement, we issued to the investor unregistered Series A Warrants to purchase up to an aggregate of 400,000 shares of common stock and Series B Warrants to purchase up to an aggregate of 400,000 shares of common stock. The Series A and Series B Warrants will have an exercise price of $4.85 per share, will be exercisable immediately following the date of issuance and will expire in five years and one and a half years, respectively. The closing of the registered direct offering and the concurrent private placement was on October 3, 2023.

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
Artificial Intelligence (AI)
We have a proprietary AI tool called, “AI-POWR™ to optimize the outcomes of our current clinical programs and to potentially identify novel indications for Rencofilstat and possibly identify new targets and new drug molecules to broaden our pipeline.
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
FINANCIAL OPERATIONS OVERVIEW
From our inception in May 2013 through September 30, 2023, we have an accumulated deficit of $213.6 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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
During the nine months ended September 30, 2023, there were no significant changes to our critical accounting estimates from those described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K for the year ended December 31, 2022.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	8,518,520	5,740,122	2,778,398
General and administrative	2,146,045	2,725,204	(579,159)
Loss from operations	(10,664,565)	(8,465,326)	(2,199,239)

Other income (expense):
Interest expense	(2,381)	(2,265)	(116)
Change in fair value of contingent consideration	140,000	(80,000)	220,000
Loss before income taxes	(10,526,946)	(8,547,591)	(1,979,355)
Income tax benefit (expense)	—	—	—
Net loss	$(10,526,946)	$(8,547,591)	$(1,979,355)
We had no revenues during the three months ended September 30, 2023 and 2022, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended September 30, 2023 and 2022 was $8.5 million and $5.7 million, respectively. The increase of $2.8 million was primarily due to a $3.5 million increase in clinical trial costs primarily for our phase 2b study, offset by a $0.5 million decrease in drug development costs, and a $0.2 million decrease in consulting and outside services.
General and administrative expenses for the three months ended September 30, 2023 and 2022 was $2.1 million and $2.7 million, respectively. The decrease of $0.6 million was primarily due to a decrease of $0.2 million for stock-based compensation expense and a decrease of $0.3 million in consulting costs.

Comparison of the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	30,196,848	25,753,211	4,443,637
General and administrative	7,842,512	8,091,780	(249,268)
Goodwill impairment loss	—	1,870,924	(1,870,924)
Loss from operations	(38,039,360)	(35,715,915)	(2,323,445)

Other income (expense):
Interest expense	(7,054)	(7,652)	598
Change in fair value of derivative instruments – warrants and contingent consideration	180,000	334,992	(154,992)
Loss before income taxes	(37,866,414)	(35,388,575)	(2,477,839)
Income tax (expense) benefit	—	—	—
Net loss	$(37,866,414)	$(35,388,575)	$(2,477,839)
We had no revenues during the nine months ended September 30, 2023 and 2022, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the nine months ended September 30, 2023 and 2022 was $30.2 million and $25.8 million, respectively. The increase of $4.4 million was primarily due to an increase of $13.6 million in clinical trial costs for our phase 2b study and an increase in compensation costs of $0.4 million due to an increase in headcount. This was offset by a decrease of $9.2 million in drug development costs as prior year cost were high due to ramp up of our phase 2b study and a $0.6 million decrease in consulting costs.
General and administrative expenses for the nine months ended September 30, 2023 and 2022 was $7.8 million and $8.1 million, respectively. The decrease of $0.3 million was primarily for a decrease of $0.7 million in consulting costs as well as a decrease of $0.2 million in insurance costs. This was offset by an increase of $0.4 million increase in compensation costs, a $0.2 million increase in professional fees and a $0.1 million increase in travel costs.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through September 30, 2023 primarily through the issuance of convertible preferred stock, the issuance of convertible debt, and issuances of shares of our common stock through firm commitment, registered direct and at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of September 30, 2023, we had an accumulated deficit of $213.6 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:
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
The condensed consolidated financial statements as of and for the nine months ended September 30, 2023 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Cash Flows
The following table summarizes our cash flows for the following periods:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(31,887,104)	$(30,163,670)
Investing activities	(13,956)	2,266
Financing activities	—	(2,000,000)
As of September 30, 2023, we had working capital of $14.9 million compared to working capital of $48.6 million as of December 31, 2022. The decrease of $33.7 million in working capital is primarily related to our cash spend for the nine months ended September 30, 2023.
Operating Activities:
As of September 30, 2023, we had $19.3 million in cash. Net cash used in operating activities was $31.9 million for the nine months ended September 30, 2023 consisting primarily of our net loss of $37.9 million. Changes in non-cash operating activities was $1.1 million, primarily for stock-based compensation. Changes in working capital accounts had a positive impact of $4.9 million on cash primarily for a decrease in prepaid expenses and other assets of $3.5 million and an increase in accounts payable and accrued expenses of $1.4 million.
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
Investing Activities:
Net cash used in investing activities was nominal for the nine months ended September 30, 2023 and 2022.
Financing Activities:
There was no cash provided by or used in financing activities for the nine months ended September 30, 2023.
Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2022 for the contingent consideration milestone payment per the Ciclofilin acquisition merger agreement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer have concluded that that we have material weaknesses in our control environment and period end financial close and reporting process as described below and therefore our disclosure controls and procedures were not effective.

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
Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.
ITEM 5. Other Information
During the three months ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).
ITEM 6. EXHIBITS

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K on October 3, 2023)
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 filed on Form 8-K on October 3, 2023)
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 filed on Form 8-K on October 3, 2023)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K on October 3, 2023)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 11/20/2023	By:	/s/ ROBERT FOSTER
Robert Foster
Chief Executive Officer
(Principal Executive Officer)

Date: 11/20/2023	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer
(Principal Financial and Accounting Officer)