Form 10-K
period 2023-12-31
Hepion Pharmaceuticals, Inc.
filed 2024-04-16
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $40.3 million based on the last reported sale price of the registrant’s common stock.
The number of shares of the registrant’s Common Stock outstanding as of March 13, 2024 was 5,472,451.
Documents Incorporated by Reference:
Parts of the registrant’s Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

		Page
Cautionary Note Regarding Forward-Looking Statements		2

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	39
Item 1C.	Cybersecurity	39
Item 2.	Properties	40
Item 3.	Legal Proceedings	40
Item 4.	Mine Safety Disclosures	40

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	41
Item 6.	[Reserved]	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	73
Item 9A.	Controls and Procedures	73
Item 9B.	Other Information	74
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	75

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	76

PART IV

Item 15.	Exhibits and Financial Statement Schedules	77
Item 16.	Form 10-K Summary	78
SIGNATURES		79

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
Risks Related to Our Common Stock
If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2023 and if they continue to be ineffective could result in material misstatements in our financial statements.
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
In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. Currently, 126 patients are being treated in our ASCEND-NASH clinical trial. We intend on completing the treatment of such patients and will add additional patients once the clinical trial is fully funded or a strategic transaction has been entered into.
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
On June 10, 2016, we entered into an agreement with Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) to acquire 100% of the issued and outstanding shares of common stock of Ciclofilin. The transaction was accounted for as a business combination (in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations) and, as such, the Ciclofilin assets acquired, and liabilities assumed were recorded at their respective fair values as of the effective date of the executed agreement. The transaction had been accounted for using the acquisition method of accounting, which required that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition consisted of cash consideration and certain milestone payments (contingent consideration).
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
Human Capital
The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization, and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs, which includes a reduction in personnel in the first quarter of 2024.
As of December 31, 2023, we had 22 employees. Our relations with our employees are satisfactory.
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
For the years ended December 31, 2023 and 2022, we had an accumulated deficit of $224.6 million, and $175.7 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, continue our clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. In November 2020 and February 2021, we raised net proceeds of approximately $31.6 million and $82.1 million, respectively, to fund our future operations.
The consolidated financial statements included in this Annual Report on Form 10-K have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern within one year of the issuance of these consolidated financial statements without additional capital becoming available. In October 2023 and February 2024, we raised $5.0 million and $2.0 million, respectively through the sale of common stock and warrants.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. While we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. This plan includes the reduction of personnel in the first quarter of 2024.
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
We may experience delays in clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial, or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidate versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.
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
Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
The occurrence of regional epidemics or a global pandemic, have had and may continue to have an adverse effect on how we and our CROs, CMOs, and other contractors, consultants and third parties are operating our businesses and our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses of our CROs, CMOs, and other contractors, consultants and third parties. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.
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
We are a small company with 22 employees as of December 31, 2023. In December 2023, our board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs, which included a reduction in force. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2023 to January 1, 2026. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2023, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.
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
•catastrophic weather and/or global disease outbreaks, such as the recent COVID-19 pandemic; and
•whether an active trading market in our common stock is maintained.
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
On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was signed into law that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform has not caused a material impact to our projection of minimal cash taxes or to our net operating losses as of December 31, 2023, the date of these consolidated financial statements. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Interim CEO/Chief Financial Officer, to manage the risk assessment and mitigation process.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.
We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.
Our Interim Chief Executive/Chief Financial Officer is primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.
Our Interim Chief Executive/Chief Financial Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.
Our Interim Chief Executive/Chief Financial Officer and IT consultant provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.
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
Holders of Record
As of March 13, 2024, there were 344 holders of record of our common stock.
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
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	391,737	$48.58	178,494
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
In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. Currently, 126 patients are being treated in our ASCEND-NASH clinical trial. We intend on completing the treatment of such patients and will add additional patients once the clinical trial is fully funded or a strategic transaction has been entered into.
FINANCIAL OPERATIONS OVERVIEW
From inception through December 31, 2023, we have an accumulated deficit of $224.6 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.
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

RESULTS OF OPERATIONS
Comparison of the Years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
Revenues	$—	—	$—
Costs and Expenses:
Research and development	35,639,656	33,269,337	2,370,319
General and administrative	9,618,298	10,348,465	(730,167)
Asset impairment loss	3,190,000	1,870,924	1,319,076
Loss from operations	(48,447,954)	(45,488,726)	(2,959,228)

Other income (expense):
Interest expense	(9,465)	(10,164)	699
Change in fair value of contingent consideration and derivative financial instruments	(877,645)	414,992	(1,292,637)
Loss before income taxes	(49,335,064)	(45,083,898)	(4,251,166)
Income tax benefit	409,022	2,883,849	(2,474,827)
Net loss	$(48,926,042)	$(42,200,049)	$(6,725,993)
We had no revenues during the years ended December 31, 2023 and 2022, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the years ended December 31, 2023 and 2022 were $35.6 million and $33.3 million, respectively. The increase of $2.4 million was primarily due to a $12.4 million increase in clinical trial costs primarily for our phase 2b study. This was offset by a decrease of $10.0 million is decrease in drug development costs, a decrease of $0.3 million in employee compensation costs due to reduced headcounts and a $0.6 million decrease in consulting and outside services. Also, there's an increase of $0.7 million one-time restructuring charge related to the strategic restructuring plan implemented in Q4 2023.
General and administrative expenses for the years ended December 31, 2023 and 2022 amounted to $9.6 million and $10.3 million, respectively. The decrease of $0.7 million is primarily due to a $0.2 million decrease in employee compensation costs, a $0.2 million decrease in stock-based compensation costs, a $0.3 million decrease in insurance costs and a $0.8 million decrease in consulting costs. This was offset by in increase in professional fees of $0.4 million and an increase of $0.1 million in travel costs.
For the years ended December 31, 2023 and 2022, we incurred an impairment to our in-process research and development asset of $3.2 million and goodwill of $1.9 million, respectively. Our in-process research and development asset was impaired in 2023 due to the slowdown of our Phase2b study, the delayed timeline of our clinical trials and our removal of Hepatitis B as a second indication to focus solely on Rencofilstat. Goodwill was impaired in 2022 due to a reduction of value of associated companies developing drug therapy for NASH along with other macroeconomic factors that impacted key assumptions used to value the asset on our balance sheet.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through December 31, 2023 primarily through the issuance of convertible preferred stock, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of December 31, 2023, we had an accumulated deficit of $224.6 million. We expect to continue to incur significant losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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
The consolidated financial statements as of December 31, 2023 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Cash Flows
The following table summarizes our cash flows for the following periods:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(40,888,878)	$(34,961,171)
Investing activities	(14,304)	(14,070)
Financing activities	4,494,950	(5,137,500)
As of December 31, 2023, we had working capital of $12.2 million compared to working capital of $48.6 million as of December 31, 2022. The decrease of $36.4 million in working capital is primarily related to cash spend related to our clinical trials.
Operating Activities:
As of December 31, 2023, we had $14.8 million in cash. Net cash used in operating activities was $40.9 million for the year ended December 31, 2023 consisting primarily of our net loss of $48.9 million, adjusted for an increase in non-cash charges of $4.9 million primarily for stock-based compensation, impairment of our in-process research and development asset, and the change in fair value of derivative warrants. Changes in working capital accounts had a positive impact of $3.0 million on cash primarily due to a decrease in prepaid expenses.
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
Investing Activities:
Net cash used in investing activities during the year ended December 31, 2023 and 2022 was de minimis.
Financing Activities:
Net cash provided by financing activities was $4.5 million for the year ended December 31, 2023 due primarily to the issuance of common stock and warrants.
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
Fair Value of Financial Instruments
Financial instruments consist of cash, accounts payable, contingent consideration and derivative financial instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration. We record contingent consideration and our derivative financial instruments at fair value at the end of each reporting period.
Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash, upon the achievement of certain milestones and in 2016 was estimated based on a probability-weighted discounted cash flow model. Significant assumptions used to calculate the fair value of the contingent consideration include the discount rate, projected milestone achievement dates, and the probability of success.
Derivative financial instruments are related to the issuance of warrants accounted for as a liability. The Black-Scholes model, which uses significant assumptions including risk-free interest rate, volatility, stock price and expected term to calculate fair value.
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
We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the years ended December 31, 2023 and 2022 are related to our foreign operations.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2023 and 2022, we had prepaid research and development costs of $2.5 million and $4.7 million, respectively.
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
We concluded that during the three months ended December 31, 2023, our IPR&D asset was impaired due to the slowdown of our Phase 2b clinical trial delaying the potential approval of Rencofilstat, which also resulted in lower revenue and profit projections. We also discarded Hepatitis B as a second indication due to costs and to focus solely on NASH. The full $3.2 million IPR&D asset was impaired at December 31, 2023.
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
OFF-BALANCE SHEET ARRANGEMENTS
We had no off-balance sheet arrangements as of December 31, 2023.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Hepion Pharmaceuticals, Inc.
Edison, New Jersey
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Hepion Pharmaceuticals, Inc. (“the Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor from 2013 to 2023.

Woodbridge, New Jersey
April 10, 2023, except for Note 2, for which the date is April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Hepion Pharmaceuticals, Inc.
Edison, New Jersey

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Hepion Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses and negative cash flows from operations since inception raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment Assessment of Intangible Assets – Refer to Notes 3 and 7 to the financial statements
Critical Audit Matter Description
The Company had an in-process research and development (“IPR&D”) intangible asset of $3.2 million which was fully impaired during the year ended December 31, 2023. IPR&D is an indefinite-lived intangible asset that is subject to impairment testing at least annually until completion or abandonment of its research and development efforts. The Company tests IPR&D assets for impairment in the fourth quarter of each year or more frequently if indicators of impairment are present.
We identified certain assumptions used in the valuation of IPR&D intangible assets in the impairment assessment as a critical audit matter. The principal consideration for our determination included the subjectivity and judgment used by management in determining the selection of a discount rate and the probability and timing of success of research and development programs. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to address this critical audit matter included the following, among others:
• We involved our fair value specialist who assisted in evaluating the reasonableness of management’s valuation methodology and significant assumptions in the valuation model, including the discount rate.
• We evaluated the inputs and assumptions used by management to determine the probability and timing of success of research and development programs by comparing to external market and industry data regarding clinical trial success rates considering the current status of the clinical trials of the Company’s product candidate.
• We evaluated the competency and objectivity of management’s expert engaged to perform the valuation.
Valuation of Contingent Consideration Liability – Refer to Notes 3 and 5 to the financial statements
Critical Audit Matter Description
The Company has a contingent consideration liability of $2.0 million recorded as of December 31, 2023 and a related change in fair value recorded in earnings of $0.4 million for the year ended December 31, 2023. The liability represents the fair value of the potential future contractual cash payments due upon the achievement of certain milestones in the development of the Company’s product candidate. The liability was estimated based on a probability-weighted discounted cash flow model utilizing significant unobservable inputs.
We identified certain assumptions used in the valuation of the contingent consideration liability as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment by management in determining the fair value estimate of the contingent consideration liability including a high degree of estimation uncertainty in evaluating the discount rate, probability of success of milestone achievement and the projected milestone achievement dates. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures performed to address this critical audit matter included the following, among others:
• We involved our fair value specialist who assisted in evaluating the reasonableness of management’s valuation methodology and significant assumptions in the valuation model, including the discount rate.
• We evaluated the inputs and assumptions used by management to determine the probability and timing of success of milestone achievement by comparing to external market and industry data regarding clinical trial success rates considering the current status of the clinical development of the Company’s product candidate.
• We evaluated the competency and objectivity of management’s expert engaged to perform the valuation.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023

Jericho, New York
April 16, 2024

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash	$14,785,880	$51,189,088
Prepaid expenses	2,701,960	5,306,985
Total current assets	17,487,840	56,496,073
Property and equipment, net	29,487	81,620
Right-of-use assets	212,878	50,585
In-process research and development	—	3,190,000
Other assets	364,192	426,174
Total assets	$18,094,397	$60,244,452

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,348,829	$2,665,896
Accrued expenses	2,439,351	4,799,983
Operating lease liabilities, current	115,916	53,614
Short-term portion of contingent consideration	386,000	366,229
Total current liabilities	5,290,096	7,885,722
Contingent consideration, non-current	1,634,000	2,093,771
Deferred tax liability	—	409,022
Operating lease liabilities, non-current	93,104	—
Derivative financial instruments—warrants	3,796,390	—
Total liabilities	10,813,590	10,388,515
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at December 31, 2023 and 2022, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 and 1,801 shares issued and outstanding at December 31, 2023 and 2022, respectively.	839,320	840,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 4,818,733 and 3,811,481 shares issued and outstanding at December 31, 2023 and 2022, respectively.	482	381
Additional paid-in capital	230,291,362	223,950,940
Accumulated other comprehensive loss	(78,779)	(90,168)
Accumulated deficit	(224,627,386)	(175,701,344)
Total stockholders’ equity	7,280,807	49,855,937
Total liabilities and stockholders’ equity	$18,094,397	$60,244,452

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
Revenues	$—	$—
Costs and expenses:
Research and development	35,639,656	33,269,337
General and administrative	9,618,298	10,348,465
Asset impairment loss	3,190,000	1,870,924
Total operating expenses	48,447,954	45,488,726
Loss from operations	(48,447,954)	(45,488,726)

Other income (expense):
Interest expense	(9,465)	(10,164)
Change in fair value of contingent consideration and derivative financial instruments	(877,645)	414,992
Loss before income taxes	(49,335,064)	(45,083,898)
Income tax benefit (expense)	409,022	2,883,849
Net loss	(48,926,042)	(42,200,049)
Deemed dividend (see Note 4)	—	(3,137,500)
Net loss attributable to common shareholders	$(48,926,042)	$(45,337,549)

Weighted average common shares outstanding:
Basic and diluted	3,970,810	3,811,472

Net loss per common share: (see Note 11)
Basic and diluted	$(12.32)	$(11.90)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2023	2022
Net loss	$(48,926,042)	$(42,200,049)
Other comprehensive income (loss):
Foreign currency translation	11,389	(90,168)
Total other comprehensive income (loss)	11,389	(90,168)
Comprehensive loss	$(48,914,653)	$(42,290,217)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,581	$855,808	1,806	$845,320	3,811,263	$381	$224,794,789	$—	$(133,501,295)	$92,995,003
Adoption of new accounting standard	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(42,200,049)	(42,200,049)
Other comprehensive income/loss	—	—	—	—	—	—	—	(90,168)	—	(90,168)
Stock-based compensation expense	—	—	—	—	—	—	2,283,643	—	—	2,283,643
Deemed dividend related to Series F and Series G Convertible Redeemable Preferred Stock	—	—	—	—	—	—	(3,137,500)	—	—	(3,137,500)
Conversion of preferred stock to common	—	—	(5)	(5,000)	2	—	5,000	—	—	—
Issuance of common stock, net	—	—	—	—	216	—	5,008	—	—	5,008
Balance at December 31, 2022	85,581	855,808	1,801	840,320	3,811,481	381	223,950,940	(90,168)	(175,701,344)	49,855,937
Net loss	—	—	—	—	—	—	—	—	(48,926,042)	(48,926,042)
Other comprehensive loss	—	—	—	—	—	—	—	11,389	—	11,389
Stock-based compensation expense	—	—	—	—	—	—	1,340,311	—	—	1,340,311
Stock-based liability awards converted to equity	—	—	—	—	—	—	2,983,006	—	—	2,983,006
Issuance of common stock in connection with stock split	—	—	—	—	26,807	3	(3)	—	—	—
Conversion of preferred stock to common	—	—	(113)	(1,000)	52	—	1,000	—	—	—
Issuance of common stock, net	—	—	—	—	400,000	40	—	—	—	40
Warrant exercises	—	—	—	—	580,393	58	2,016,108	—	—	2,016,166
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	4,818,733	$482	$230,291,362	$(78,779)	$(224,627,386)	$7,280,807

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,926,042)	$(42,200,049)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,340,311	2,552,736
Depreciation and amortization	67,131	77,461
Change in fair value of derivative instrument-warrants	1,317,646	—
Change in fair value of contingent consideration	(440,000)	(414,992)
Change in deferred tax liability	(409,022)	—
Impairment of in-process research and development and goodwill	3,190,000	1,870,924
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	302,919	2,245,715
Right of use asset	89,825	253,104
Operating lease liability	(96,712)	(263,378)
Prepaid expenses and other assets	2,675,066	917,308
Net cash used in operating activities	(40,888,878)	(34,961,171)

Cash flows from investing activities:
Purchase of property and equipment	(14,304)	(16,336)
Proceeds from disposal of property and equipment	—	2,266
Net cash used in investing activities	(14,304)	(14,070)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	4,494,950	—
Proceeds from the issuance of Series F and Series G Redeemable Preferred Stock, net of issuance costs	—	17,862,500
Redemption of Series F and Series G Convertible Redeemable Preferred Stock	—	(21,000,000)
Contingent consideration milestone payment	—	(2,000,000)
Net cash (used in) provided by financing activities	4,494,950	(5,137,500)
Effect of exchange rates on cash	5,024	(47,138)
Net decrease in cash	(36,403,208)	(40,159,879)
Cash at beginning of period	51,189,088	91,348,967
Cash at end of period	$14,785,880	$51,189,088

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$941
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock (part of Series C deemed dividend)	$1,000	$5,000
Issuance of common stock in conjunction with milestone payment	—	5,008
Stock-based liability awards reversed to additional paid-in capital	2,983,006	—
Operating lease asset additions	252,118	—

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
In December 2023, our board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. Currently 126 patients are being treated in our ASCEND-NASH clinical trial. We intend on completing the treatment of such patients and will add additional patients once the clinical trial is fully funded or a strategic transaction has been entered into.
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
Reverse Stock Split
On May 3, 2023, our Board of Directors declared a 1-for-20 reverse stock split of the outstanding shares of our common stock in order to satisfy requirements for the continued listing of our common stock on Nasdaq. The reverse stock split was effective May 11, 2023. All applicable share and per share information in these consolidated financial statements on Form 10-K have been adjusted retrospectively to give effect to the reverse stock split for all periods presented. The reverse stock split did not reduce the number of authorized shares of common stock and did not alter the par value.
Going Concern
As of December 31, 2023, we had $14.8 million in cash, an accumulated deficit of $224.6 million, and working capital of $12.2 million. For the year ended December 31, 2023, cash used in operating activities was $40.9 million and we had a net loss of $48.9 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. We expect to continue to incur losses for the next several years as we expand our research, development and clinical trials of rencofilstat. We are unable to predict the extent of any future losses or when we will become profitable, if at all.
These consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern within one year of the issuance of these consolidated financial statements without additional capital becoming available to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates. Our most significant estimates include fair value of financial instruments, share-based compensation and contingent consideration.
Cash
As of December 31, 2023 and 2022, the amount of cash was $14.8 million and $51.2 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Financial instruments consist of cash, accounts payable, contingent consideration and derivative financial instruments. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Contingent consideration and derivative financial instruments are recorded at fair value at the end of each reporting period. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 5 for additional information on the fair value of the contingent consideration and derivative financial instruments.
Property, equipment and depreciation
As of December 31, 2023 and 2022, we had $29,487 and $0.1 million, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2023 or December 31, 2022.
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
We performed a quantitative assessment of IPR&D for the year ended December 31, 2023 and concluded that our IPR&D asset was impaired due to the slowdown of our Phase 2b clinical trial delaying the potential approval of Rencofilstat, which also resulted in lower revenue and profit projections. We also discarded Hepatitis B as a second indication due to costs and to focus solely on NASH. The full $3.2 million IPR&D asset was impaired at December 31, 2023. We performed a quantitative assessment of IPR&D for the year ended December 31, 2022 and determined that the asset was not impaired.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
Under the provisions of the Internal Revenue Code, the net operating loss (NOL) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Internal Revenue Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits. We are not aware of any ownership changes in 2023. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be further limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2023 and 2022, we had prepaid research and development costs of $2.5 million and $4.7 million, respectively.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Share-based payments
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 9). We account for awards granted to employees that are in excess of what is available to grant as a liability recorded at fair value each reporting period in the consolidated financial statements. ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2023 and 2022, we determined that 3% is our forfeiture rate based on historical experience. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $0.1 million and $0.1 million at December 31, 2023 and 2022, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains was $0.1 million and $16,942 for the years ended December 31, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements that will have a material effect on our consolidated financial statements for the year ended December 31, 2023.
4. Stockholders’ Equity
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2023 and 2022, there were 85,581 shares outstanding. During the years ended December 31, 2023 and 2022, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically be convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
of 10,826 shares of Series C and 4,446 common stock warrants that will expire in July 2023. As of December 31, 2023, there were 1,688 shares outstanding. During the year ended December 31, 2023, 113 shares of the Series C were converted into 52 shares of our common stock and during the year ended December 31, 2022, 5 shares of the Series C were converted into 2 shares of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.08 per share (subject to adjustments upon the occurrence of certain dilutive events).
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The deemed dividend was recognized as a decrease in Additional Paid-in Capital during the year ended December 31, 2022.
Common Stock and Warrant Offering
On September 28, 2023, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 400,000 shares of our common stock (or common stock equivalents in lieu thereof) at a purchase price of $5.10 per share and pre-funded warrants to purchase up to 580,393 shares at a offering price of $5.09 in a registered direct offering priced at-the-market under Nasdaq rules. In addition, in a concurrent private placement, we issued to the investor unregistered Series A Warrants to purchase up to an aggregate of 980,393 shares of common stock and Series B Warrants to purchase up to an aggregate of 980,393 shares of common stock. The Series A and Series B Warrants will have an exercise price of $4.85 per share, will be exercisable immediately following the date of issuance and will expire in 5.0 years and 1.5 years, respectively. The closing of the registered direct offering and the concurrent private placement was on October 3, 2023. We received gross proceeds of $5.0 million, before deducting the underwriting discount and other offering expenses of approximately $0.5 million that was recorded as general and administrative costs in our consolidated statement of operations. We intend to use the net proceeds from the offering for clinical development and working capital. All of the pre-funded warrants were exercised in the fourth quarter of 2023.
We used the guidance in ASC 480, Distinguishing Liabilities from Equity, ("ASC 480"), ASC 815-40, Derivatives and Hedging (“ASC 815-40”) and ASC 260, Earnings Per Shares (“ASC 260”) to determine the accounting classification for the warrants.
Based on this evaluation, we determined that the Warrants are not indexed to our own stock and are precluded from being classified within equity. Therefore, the Warrants were classified as a liability on the balance sheet, initially recorded at fair value, and then subsequently will be carried at fair value with changes in fair value recognized in the income statement.
Upon the issuance of the warrants, the fair value of the warrants was determined to be approximately $8.9 million resulting in no residual to allocate to equity and, further, with the excess of the fair value over the proceeds received was recorded as a day one loss of $3.9 million that was recorded to "Change in fair value of contingent consideration and derivative financial instruments" in the consolidated statement of operations.
The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 5). The following assumptions were used to measure the Series A and Series B Warrants at issuance and to remeasure the liability as of December 31, 2023.

	Pre-Funded Warrants	Series A Warrants		Series B Warrants
	October 3,	October 3,	December 31,	October 3,	December 31,
	2023	2023	2023	2023	2023
Stock price	$4.63	$4.63	$3.24	$4.63	$3.24
Expected warrant term (years)	5.0 years	5.0 years	4.5 years	1.5 years	1.5 years
Risk-free interest rate	4.8%	4.8%	3.9%	5.3%	4.6%
Expected volatility	116.4%	116.4%	116.6%	119.0%	122.1%
Dividend yield	—	—	—	—	—
In April 2017, and July 2018, we issued common stock and warrants in connection with public offerings. In April 2022, the remaining April 2017 warrants expired.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table sets forth the components of changes in our derivative financial instruments liability balance for the years ended December 31, 2023 and 2022:

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2021	10,714	$—
Expiration of warrants	(10,714)	—
Balance of derivative liability at December 31, 2022	—	—
Issuance of Series A, Series B and Pre-funded warrants	2,541,179	8,889,100
Exercise of warrants	(580,393)	(2,016,166)
Change in fair value of warrants	—	(3,076,544)
Balance of derivative liability at December 31, 2023	1,960,786	$3,796,390
5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023 and 2022.

	Fair Value Measurements at Reporting Date Using
Description	Total	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2023:
Contingent consideration	$2,020,000	$—	$—	$2,020,000
Derivative liabilities related to warrants	3,796,390	—	3,796,390	—

As of December 31, 2022:
Contingent consideration	$2,460,000	$—	$—	$2,460,000
The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for the years ended December 31, 2023 and 2022. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model.
At December 31, 2023 and 2022, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	December 31,
	2023			2022
Discount rate	11.5%			8.5%
Stock price	n/a			n/a
Projected milestone achievement dates	Mar 2023	—	Sep 2030	Dec 2023	—	Dec 2028
Probability of success of milestone achievements	13%	—	40%	13%	—	40%
As of December 31, 2023, $0.4 million was recorded as a current liability and $1.6 million was classified as a non-current liability based upon management's best estimate using the latest available information. Management reviewed and updated the assumptions at December 31, 2023 and increased the discount rate based on comparable companies and extended the projected achievement dates for future milestones due to the slowdown of our Phase 2b clinical trial possibly delaying the achievement of the milestones.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table presents the change in fair value of the contingent consideration for the years ended December 31, 2023 and 2022.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2021	$4,880,000
Change in fair value recorded in earnings	(414,992)
Contingent consideration payments (includes common shares with a fair value of $5,008)	(2,005,008)
Balance at December 31, 2022	2,460,000
Change in fair value recorded in earnings	(440,000)
Balance at December 31, 2023	$2,020,000
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	December 31, 2023	December 31, 2022
Equipment	3.0 years	$346,770	$326,382
Furniture and fixtures	7.0 years	62,183	62,183
Less: Accumulated depreciation		(379,466)	(306,945)
		$29,487	$81,620
Depreciation expense for the years ended December 31, 2023 and 2022 was $0.1 million and $0.1 million, respectively.
7. Indefinite-lived Intangible Assets
Our IPR&D asset consisted of the following at:

Indefinite-lived Intangible Asset
Rencofilstat balance at December 31, 2021	$3,190,000
Changes during the year ended December 31, 2022	—
Rencofilstat balance at December 31, 2022	3,190,000
Asset impairment during the year ended December 31, 2023	(3,190,000)
Rencofilstat balance at December 31, 2023	$—
A $3.2 million impairment loss was recorded on IPR&D during the year ended December 31, 2023. No impairment loss was recorded on IPR&D during the year ended December 31, 2022.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
8. Accrued Liabilities
Accrued expenses consist of the following:

	December 31,
	2023	2022
Payroll and related costs	$—	$838,683
Stock-based compensation	—	1,906,401
Research and development	1,268,560	1,716,035
Legal fees	—	110,799
Professional fees	319,157	135,865
Other	851,634	92,200
Total accrued expenses	$2,439,351	$4,799,983
At December 31, 2023, Other accrued expenses includes approximately $0.7 million for restructuring costs. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. The restructuring costs of approximately $0.7 million are related to severance amounts due to members of our clinical team and were recorded to research and development costs in the consolidated statement of operations at December 31, 2023. AS psrt of this process, we formally communicated the termination of employment to 6 employees and terminated none of the employees during 2023. We expect to incur further restructuring costs of less than $0.1 million and the completion of the restructuring plan is expected to occur in the first quarter of 2024.
9. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the 2013 Plan), which expired in June 2023 and we are no longer making grants under it. Stock options granted under the 2013 Plan typically vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2022 and 2021, and at the time that these grants were made, we did not have any options available for grant under the Plan. We accounted for these option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. With the approval of the 2023 Plan, these awards are no longer accounted for as liability-classified and the cumulative liability of $3.0 million was recorded to additional paid-in capital.
In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. At December 31, 2023, there were 178,494 awards available for grant from the 2023 Plan.
We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
General and administrative	$1,456,692	$1,665,360
Research and development	960,223	887,376
Total stock-based compensation expense	$2,416,915	$2,552,736

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
    A summary of stock option activity under the Plan is presented below:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2021	438,749	$32.60	-	$40,320.00	$46.60	$—	9.10 years
Granted	6,000	$13.80	-	$13.80	$13.80	$—
Balance outstanding, December 31, 2022	444,749	$13.80	-	$40,320.00	$46.20	$—	8.13 years
Adjustment for stock split	47	$—	-	$—	$—	$—
Forfeited	(20,986)	$34.00	-	$74.40	$34.01	$—
Cancelled	(32,073)	$32.60	-	$11,648.00	$37.88	$—
Balance outstanding, December 31, 2023	391,737	$13.80	-	$40,320.00	$48.58	$—	5.17 years
Awards outstanding, vested awards and those expected to vest at December 31, 2023	391,492	$13.80	-	$40,320.00	$48.59	$—	5.17 years
Vested and exercisable at December 31, 2023	368,718	$13.80	-	$40,320.00	$49.71	$—	5.02 years
The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted.

Year Ended December 31,
2022
Stock price	$13.80
Risk-free interest rate	3.98%
Dividend yield	—
Expected volatility	114.9%
Expected term (in years)	6.0
The total fair value of awards vested during the year ended December 31, 2023 and 2022 was $2.7 million and $4.2 million, respectively.
As of December 31, 2023, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.2 million to be recognized over a weighted-average remaining vesting period of approximately 0.56 years.
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2023 and 2022, we determined that 3% is our forfeiture rate based on historical experience. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.
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
Our loss before income taxes was $49.3 million and $45.1 million for the years ended December 31, 2023 and 2022, respectively, and was generated entirely in the United States and Canada.
Income tax benefit for the year ended December 31, 2023 was $0.4 million was related to the impairment of our IPR&D asset. Income tax benefit for the year ended December 31, 2022 was $2.9 million and was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. In the first quarter of 2024, we sold additional NOLs totaling $3.0 million under the same program.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.
The significant components of our deferred tax assets are comprised of the following:

	As of December 31,
	2023	2022
Federal NOL	$19,036,151	$16,656,707
State NOL	4,588,524	3,467,906
Research and development credits	3,042,677	1,634,501
IRC 174 capitalization	15,068,767	7,554,211
Lease liability	58,756	15,071
Stock compensation & other	2,812,248	2,342,611
Total	44,607,123	31,671,007
Deferred tax asset valuation allowance	(44,544,637)	(31,106,163)
Total deferred tax asset	62,486	564,844

In-Process R&D	—	(957,000)
Right-of-use asset	(62,486)	(16,866)
Total deferred tax liability	(62,486)	(973,866)

Net deferred tax liability	$—	$(409,022)
We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses since inception, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for substantially all deferred tax assets as of December 31, 2023 and 2022, including those related to Canada. At December 21, 2022, we have recorded a net deferred tax liability of $0.4 million related to in-process research and development as a result of the acquisition of Ciclofilin. At December 31, 2023, our net deferred tax liability was zero due to the asset impairment of the in-process research and development.
The valuation allowance increased by $13.4 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively, due primarily to the generation of net operating losses during these periods.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2023	2022
U.S. statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	6.4%	8.2%
Sale of New Jersey tax benefits	—%	6.4%
Research and development credits	2.9%	0.5%
Contingent consideration and warrants	(0.1)%	0.2%
Foreign tax differential	(1.7)%	(0.7)%
Other	0.5%	(4.6)%
Valuation allowance	(29.8)%	(24.6)%
Effective tax rate	(0.8)%	6.4%
As of December 31, 2023 and 2022, we had U.S. federal and state net operating loss carryforwards of $148.0 million and $117.6 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2022. We also had federal and state research and development tax credit carryforwards of approximately $3.1 million as of December 31, 2023, which will begin to expire in December 2027.
Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits, which have been removed from the table above. We are not aware of any ownership changes in 2022 or 2023. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
We file income tax returns in the United States, Canada and various state jurisdictions. Our federal income tax returns for the years 2018 and forward, and state income returns for the years 2017 and forward remain subject to examination by the IRS and state authorities. Our tax returns in Canada are also subject to examination.
We have approximately $2.2 million of undistributed earnings in Canada, which we continue to reinvest indefinitely, and therefore no withholding taxes related to its repatriation has been recorded.
11. Loss per Share
Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
Basic and diluted net loss per common share	2023	2022
Numerator:
Net loss	$(48,926,042)	$(42,200,049)
Preferred stock deemed dividend	—	(3,137,500)
Net loss attributable to common stockholders	$(48,926,042)	$(45,337,549)
Denominator:
Weighted average common shares outstanding	3,970,810	3,811,472
Net loss per share of common stock—basic and diluted	$(12.32)	$(11.90)
The following outstanding securities at December 31, 2023 and 2022 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive given the net loss in both periods:

	Year Ended December 31,
	2023	2022
Common shares issuable upon conversion of Series A preferred stock	159	159
Common shares issuable upon conversion of Series C preferred stock	778	830
Stock options	391,737	444,749
Warrants – liability classified	1,960,786	—
Warrants – equity classified	210,979	215,559
Total	2,564,439	661,297
12. Commitments and Contingencies
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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
As of December 31, 2023, the ROU assets were $0.2 million, the current lease liabilities were $0.1 million, and there were $0.1 million non-current lease liabilities. An estimated incremental borrowing rate of 14.9% was used in to account for the second amendment of the Edison Lease. For the first amendment of the Edison Lease, an incremental borrowing rate 6.50% was used.
Rent expense for the years ended December 31, 2023 and 2022 was $0.2 million and $0.3 million, respectively, which included a de minimis amount for a short-term lease.
For the years ended December 31, 2023 and 2022, the weighted average remaining term of our noncancelable operating leases is 1.58 years and 0.25 years, respectively.
Future minimum rental payments under our noncancelable operating leases at December 31, 2023 is as follows:

2024	$137,334
2025	97,815
Total	235,149
Present value adjustment	(26,129)
Lease liability at December 31, 2023	$209,020
Employment Agreements
We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.
13. Subsequent Events
On February 16, 2024, we entered into a definitive agreement for the immediate exercise of an outstanding Series B common stock purchase warrant held by an institutional investor to purchase an aggregate of 980,393 shares of our common stock for gross proceeds to us of approximately $2.0 million.
As part of this transaction, the investor agreed to exercise the existing Series B common stock purchase warrant (which was originally issued in October 2023 and had an exercise price of $4.85 per share) at a revised exercise price of $2.10 per share.
In consideration for the immediate exercise of the existing warrant for cash, we have agreed to issue to the investor two new unregistered warrants, each to purchase 735,295 shares of common stock (or an aggregate of 1,470,590 shares) at an exercise price of $1.91 per share. The new warrants will be exercisable immediately upon issuance. Such warrants are identical, except that one warrant has a term of 5 years and the second warrant has a term of 1.5 years.
In connection with the offering, we agreed to amend, effective upon the closing of this offering, the terms of the October 2023 Series A common stock purchase warrant held by a purchaser in the offering to reduce the exercise price thereof to $1.91 per share and to extend the expiration date to February 2029. All of the other terms of the October 2023 Series A common stock purchase warrant will remain unchanged.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE
On December 27, 2023, the audit committee of our Board of Directors approved the dismissal of BDO USA, P.C. (“BDO”) as our independent registered public accounting firm and approved the engagement of Grassi & Co., CPAs, P.C. (“Grassi”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ended December 31, 2023. Accordingly, on January 1, 2024, BDO was informed that it would be dismissed as our independent registered public accounting firm, effective immediately.
The report of BDO on our balance sheets as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that such report contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern because we have suffered recurring losses from operations and have an accumulated deficit.
During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through December 27, 2023, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures,” in our annual reports on Form 10-K for the years ended December 31, 2022 and 2021, filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2023 and in Part I, Item 4, “Controls and Procedures,” in our quarterly reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023 filed with the SEC on May 12, 2023, August 14, 2023 and November 20, 2023, respectively. The Audit Committee has discussed the material weaknesses in our internal control over financial reporting with BDO and has authorized BDO to respond fully to the inquiries of Grassi, our new independent registered public accountants, concerning such weaknesses.
During the years ended December 31, 2022 and 2021 through December 27, 2023, there were no disagreements between us and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreement in connection with its report covering such period.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a‑15 or Rule 15d‑15, as of December 31, 2023, our Interim Principal Executive Officer/ Principal Financial Officer has concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.
Management's Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our interim principal executive/principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Based on that evaluation, as of December 31, 2023, our interim principal executive officer/principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below. We expect to continue to have material weaknesses if we are not able to raise capital in the future to add additional personnel and implement additional internal control procedures.
•Due to cost-cutting measures implemented during 2023, our control environment was ineffective because we did not maintain a sufficient complement of personnel to execute controls as designed including the absence of proper segregation of duties. Such impacted controls include indirect controls affecting the risk assessment and monitoring components of COSO along with certain control activities
•We identified a material weakness in our internal controls related to the proper design and implementation of control over formal review, approval, and evaluation of non-core, complex accounting transactions.
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
Remediation of Material Weaknesses
We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We need to raise additional capital in order to add additional personnel and implement additional internal control procedures.
If we are able to raise additional capital, we plan on implementing several remedial actions to improve our internal controls, including:
•We will need to increase personnel in the future in order to have proper segregation of duties.
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
Changes in Internal Control over Financial Reporting
As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our interim principal executive officer/principal financial officer concluded there were no such changes, except as noted above, during the quarter ended December 31, 2023.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9c. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item regarding executive compensation will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13.    Certain Relationships, Related Person Transactions and Director Independence.
The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
The information required by this item regarding principal accounting fees and services will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements
Reference is made to the Index to Consolidated Financial Statements of Hepion Pharmaceuticals, Inc. appearing on page 49 of this report.
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

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.6 to Form 10-K filed with the Securities and Exchange Commission on May 14, 2020 and incorporated herein by reference).

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 3, 2023).
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 3, 2023).
4.6	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 16, 2024).
4.7	Form of Series B-2 Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 16, 2024).
4.8	Form of Amendment No. 1 to Series A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 16, 2024).
10.1	10/1/2023 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on April 28, 2023)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2023).
10.3	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 16, 2024).
14.1
Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)

21.1	List of Subsidiaries
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm
23.2	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_________________________________________________
*    Indicates a management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: April 16, 2024

HEPION PHARMACEUTICALS, INC.
By:	/s/ JOHN CAVAN
John Cavan
Interim Chief Executive Officer/Chief Financial Officer (Interim Principal Executive Officer and Financial Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, John Cavan, and each of them acting individually, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN CAVAN	Interim Chief Executive Officer/Chief Financial Officer	April 16, 2024
John Cavan	(Interim Principal Executive Officer and Financial Officer)

/s/ JOHN BRANCACCIO	Chairman, Board of Directors	April 16, 2024
John Brancaccio

/s/ TIMOTHY BLOCK	Director	April 16, 2024
Timothy Block

/s/KAOUTHAR LBIATI	Director	April 16, 2024
Kaouthar Lbiati