Form 10-Q
period 2024-03-31
Hepion Pharmaceuticals, Inc.
filed 2024-05-21
CIK 1583771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the registrant’s Common Stock outstanding as of May 15, 2024 was 5,473,126.

HEPION PHARMACEUTICALS, INC.
FORM 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024, as well as under Item 1A . Risk Factors within this Form 10-Q. These factors include the uncertainties associated with:
•our ability to successfully implement our strategic alternatives or realize any or all of the anticipated benefits once implemented;
•our ability to raise substantial additional capital to continue as a going concern and fund our planned operations in the near term and our strategic alternatives in the longer term;
•our ability to successfully consummate any strategic transactions, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions;
•estimates regarding our expenses, use of cash, timing of future cash needs and anticipated capital requirements;
•our ability to license additional intellectual property to support our strategic alternatives or out-license our intellectual property;
•our ability to enter into partnerships or strategic collaboration agreements and our ability to achieve the results and potential benefits contemplated from relationships with collaborators;
•our expectation of developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;
•the anticipated amount, timing and accounting of liabilities, milestones and other payments, collaboration or acquisition agreements, research and development costs and other expenses;
•our ability to remain listed on the Nasdaq Capital Market; and
•our intellectual property position, including the strength and enforceability of our intellectual property rights.
We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements. Cautionary Note Regarding Forward-Looking Statements.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$13,105,502	$14,785,880
Prepaid expenses	2,324,869	2,701,960
Total current assets	15,430,371	17,487,840
Property and equipment, net	—	29,487
Right-of-use assets	182,019	212,878
Other assets	377,021	364,192
Total assets	$15,989,411	$18,094,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,497,151	$2,348,829
Accrued expenses	793,753	2,439,351
Operating lease liabilities, current	134,020	115,916
Short-term portion of contingent consideration	149,000	386,000
Total current liabilities	2,573,924	5,290,096
Contingent consideration, non-current	1,101,000	1,634,000
Operating lease liabilities, non-current	41,248	93,104
Derivative financial instruments-warrants	4,751,800	3,796,390
Total liabilities	8,467,972	10,813,590
Commitments and contingencies (see Note 10)
Stockholders' equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	839,320	839,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 5,473,126 and 4,818,733 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	547	482
Additional paid-in capital	233,297,756	230,291,362
Accumulated other comprehensive loss	9,200	(78,779)
Accumulated deficit	(227,481,192)	(224,627,386)
Total stockholders' equity	7,521,439	7,280,807
Total liabilities and stockholders' equity	$15,989,411	$18,094,397
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$—	$—
Cost and expenses:
Research and development	2,539,568	9,797,659
General and administrative	2,642,749	3,411,506
Total operating expenses	5,182,317	13,209,165
Loss from operations	(5,182,317)	(13,209,165)

Other income (expense):
Interest expense	(4,349)	(2,322)
Change in fair value of contingent consideration and derivative financial instruments	1,930,652	(48,434)
Inducement expense	(2,567,044)	—
Loss before income taxes	(5,823,058)	(13,259,921)
Income tax benefit: (See Note 3)	2,969,252	—
Net loss	$(2,853,806)	$(13,259,921)

Weighted-average common shares outstanding:
Basic and diluted	5,072,511	3,811,482

Net loss per common share: (see Note 9)
Basic and diluted	$(0.56)	$(3.48)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(2,853,806)	$(13,259,921)
Other comprehensive income:
Foreign currency translation	87,979	19,353
Total other comprehensive income	87,979	19,353
Comprehensive loss	$(2,765,827)	$(13,240,568)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Series A		Series C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	4,818,733	$482	$230,291,362	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(2,853,806)	(2,853,806)
Other comprehensive income (loss)	—	—	—	—	—	—	—	87,979	—	87,979
Stock-based compensation expense	—	—	—	—	—	—	705,770	—	—	705,770
Warrant exercises, net	—	—	—	—	654,393	65	2,300,624	—	—	2,300,689
March 31, 2024	85,581	855,808	1,688	839,320	5,473,126	547	233,297,756	9,200	(227,481,192)	7,521,439

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,853,806)	$(13,259,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	705,770	1,930,753
Depreciation	30,758	18,037
Inducement expense	2,567,044	—
Change in fair value of derivative instrument-warrants	(1,160,652)	—
Change in fair value of contingent consideration	(770,000)	48,434
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(2,497,276)	566,623
Right of use asset	30,859	50,585
Operating lease liability	(33,752)	(53,614)
Prepaid expenses	364,262	2,484,590
Net cash used in operating activities	(3,616,793)	(8,214,513)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Proceeds from exercise of the warrants, net	1,849,707	—
Net cash provided by financing activities	1,849,707	—
Effect of exchange rates on cash	86,708	18,784
Net decrease in cash	(1,680,378)	(8,195,729)
Cash at beginning of period	14,785,880	51,189,088
Cash at end of period	$13,105,502	$42,993,359

Supplementary disclosure of cash flow information:

Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$—	$1,000
Inducement expense for issuance of Series B-1 and B-2 warrants	$2,821,399	$—

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Business Overview
Hepion Pharmaceuticals, Inc. (we, our, or us) is a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.
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
In December 2023, our board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND-NASH clinical trial.
2. Basis of Presentation
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2023, was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023, contained in our Annual Report on Form 10-K filed with the SEC on April 16, 2024.
Principles of Consolidation
The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada. All intercompany balances and transactions have been eliminated in consolidation.
Going Concern
As of March 31, 2024, we had $13.1 million in cash, an accumulated deficit of $227.5 million, and working capital of $12.9 million. For the three months ended March 31, 2024, cash used in operating activities was $3.6 million and we had a net loss of $2.9 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if we are unsuccessful in entering

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
into strategic transactions, management may need to curtail planned operations to conserve cash until sufficient additional capital is raised. There can be no assurances that such a plan would be successful.
These condensed consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Due to our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern within one year of the issuance of these condensed consolidated financial statements without additional capital becoming available to us. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We will be required to raise additional capital within the few months to continue to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) seek collaborators for our product candidates on terms that are less favorable than might otherwise be available; or (ii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
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
Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.
Cash
As of March 31, 2024 and December 31, 2023, cash was $13.1 million and $14.8 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.
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
Financial instruments consist of cash, accounts payable, contingent consideration and derivative financial instruments. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Contingent consideration, and derivative financial instruments are recorded at fair value at the end of each reporting period. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. See Note 5 for additional information on the fair value of the contingent consideration and derivative financial instruments.
Property, equipment and depreciation
As of March 31, 2024 and December 31, 2023, we had $0 and $29,487, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 years to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at March 31, 2024 or December 31, 2023.
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
Under the provisions of the Internal Revenue Code, the net operating loss (NOL) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Internal Revenue Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits. We are not aware of any ownership changes in 2024 or 2023. In addition, we may experience subsequent ownership changes as a result of future equity offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be further limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.
The income tax benefit for the three months ended March 31, 2024 was $3.0 million and there was no income tax expense for the three months ended March 31, 2023. For three months ended March 31, 2024, our tax benefit was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.
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
Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2024 and December 31, 2023, we had prepaid research and development costs of $2.1 million and $2.5 million, respectively.
Share-based payments
ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 8). We account for awards granted to employees that are in excess of what is available to grant as a liability recorded at fair value each reporting period in the consolidated financial statements (see Note 7).
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
ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the three months ended March 31, 2024 and 2023. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.
Foreign Exchange
The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $9,200 and $(78,779) at March 31, 2024 and December 31, 2023, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains was $129,538 and $25,433 for the three months ended March 31, 2024 and 2023, respectively.

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
Recent Accounting Pronouncements
There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended March 31, 2024.
4. Stockholders’ Equity
Series A Convertible Preferred Stock
On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of March 31, 2024, there were 85,581 shares outstanding. During the three months ended March 31, 2024 and 2023, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.
Series C Convertible Preferred Stock Issuance
On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 4,446 common stock warrants that expired in July 2023. As of March 31, 2024, there were 1,688 shares of Series C outstanding. During the three months ended March 31, 2024, no shares of the Series C were converted into shares of our common stock and during the three months ended March 31, 2023, 1 share of the Series C was converted into 1 share of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.08 per share (subject to adjustments upon the occurrence of certain dilutive events).
Common Stock and Warrant Offering
On September 28, 2023, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 400,000 shares of our common stock (or common stock equivalents in lieu thereof) at a purchase price of $5.10 per share and pre-funded warrants to purchase up to 580,393 shares at a offering price of $5.09 in a registered direct offering priced at-the-market under Nasdaq rules. In addition, in a concurrent private placement, we issued to the investor unregistered Series A Warrants to purchase up to an aggregate of 980,393 shares of common stock and Series B Warrants to purchase up to an aggregate of 980,393 shares of common stock. The Series A and Series B Warrants will have an exercise price of $4.85 per share, will be exercisable immediately following the date of issuance and will expire in 5 years and 1.5 years, respectively. The closing of the registered direct offering and the concurrent private placement was on October 3, 2023. We received gross proceeds of $5.0 million, before deducting the underwriting discount and other offering expenses of approximately $0.5 million that was recorded as general and administrative costs in our consolidated statement of operations. All of the pre-funded warrants were exercised in the fourth quarter of 2023.

We used the guidance in ASC 480, Distinguishing Liabilities from Equity, ("ASC 480"), ASC 815-40, Derivatives and Hedging (“ASC 815-40”) and ASC 260, Earnings Per Shares (“ASC 260”) to determine the accounting classification for the warrants.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
On February 16, 2024, the Company entered into an agreement with a current warrant holder to exercise the outstanding Series B Warrants (the “Series B Warrant Agreement”). Pursuant to the terms of the Series B Warrant Agreement, the holder agreed to exercise the Series B Warrant in full and purchase a total of 980,393 shares of common stock at a reduced price of $2.10 per share, generating total gross cash proceeds of $2,058,825.
The Company accounted for this transaction as a modification and settlement of the Series B Warrant liability. As such, the Company first recognized a gain of $286,007 as a result of the change in fair value of the Series B Warrant immediately prior to the modification. As the modified Series B Warrant was immediately exercisable, the post-modification fair value was determined to be the intrinsic value of the Series B Warrant at the date of the modification. Therefore, the change in fair value on the date of the modification prior to the modification compared to the fair value on the date of the modification after the modification, but prior to exercise was determined to be $601,224, which was recorded as an inducement charge, within other expenses in the Company's consolidated statement of operations. The Company then subsequently reclassified the liability into equity upon settlement.
As part of the transaction, the Company incurred equity issuance costs of $209,118 related to advisory and legal fees directly attributable to the issuance of the common stock from the Series B Warrant Agreement, which were recorded against additional paid-in-capital.
In connection with the offering, the Company agreed to amend, effective upon the closing of this offering, the terms of the October 2023 Series A common stock purchase warrant held by a purchaser in the offering to reduce the exercise price thereof to $1.91 per share and to extend the expiration date to February 2029. All of the other terms of the October 2023 Series A common stock purchase warrant will remain unchanged.
The Company accounted for this transaction as a modification of the Series A Warrant liability. As such the Company first recognized a gain of $669,466 as a result of the change in fair value of the Series A Warrant immediately prior to the modification. As a result of the modification, the change in fair value on the date of the modification prior to the modification compared to the fair value on the date of the modification after the modification, but prior to exercise was an fair value of $346,869, which was recorded as an inducement expense, due to the modification being a result of the Series B Warrant Agreement, and is recorded within the Company’s consolidated statement of operations.
Additionally, as part of the Series B Warrant Agreement, we issued to the investor unregistered Series B-1 Warrants to purchase up to an aggregate of 735,295 shares of common stock and Series B-2 Warrants to purchase up to an aggregate of 735,295 shares of common stock, collectively the "New Warrant Shares". The Series B-1 and Series B-2 Warrants will have an exercise price of $1.91 per share, will be exercisable immediately following the date of issuance and will expire in 5 years and 1.5 years, respectively. The grant date value of the New Warrant Shares issued of $2,821,000 was recorded as inducement expense within other expenses in the Company’s consolidated statement of operations.
The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 5). The following assumptions were used to measure the Series A and Series B Warrants at modification and to remeasure the liability as of March 31, 2024 and December 31, 2023 and to measure Series B-1 and B-2 at issuance and to remeasure the liability as of March 31, 2024.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Series A Warrants
	Pre-Modification	Post-Modification
	February 16,	February 16,	March 31,	December 31,
	2024	2024	2024	2023
Stock price	$2.56	$2.56	$2.49	$3.24
Expected warrant term (years)	4.6 years	5.0 years	4.9 years	4.5 years
Risk-free interest rate	4.3%	4.3%	4.2%	3.9%
Expected volatility	111.0%	116.0%	113.0%	116.6%
Dividend yield	—	—	—	—

	Series B Warrants
	Pre-Modification	Post-Modification
	February 16,	February 16,	December 31,
	2024	2024	2023
Stock price	$2.56	$2.56	$3.24
Expected warrant term (years)	1.1 years	n/a	1.5 years
Risk-free interest rate	4.9%	n/a	4.6%
Expected volatility	143.0%	n/a	122.1%
Dividend yield	—	—	—

	Series B-1 Warrants		Series B-2 Warrants
	February 16,	March 31,	February 16,	March 31,
	2024	2024	2024	2024
Stock price	$2.56	$2.49	$2.56	$2.49
Expected warrant term (years)	5.0 years	4.9 years	1.5 years	1.4 years
Risk-free interest rate	4.3%	4.2%	4.8%	4.9%
Expected volatility	116.0%	113.0%	130.0%	138.0%
Dividend yield	—	—	—	—

The following table sets forth the components of changes in our derivative financial instruments liability balance for the years ended March 31, 2024 and December 31, 2023

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2023	1,960,786	3,796,390
Issuance of Series B-1 and Series B-2 warrants *	1,470,590	2,821,399
Modification of Series A warrants *	—	346,869
Modification of Series B warrants *	—	(601,224)
Exercise of Series B warrants	(980,393)	(450,982)
Change in fair value of warrants	—	(1,160,652)
Balance of derivative liability at March 31, 2024	2,450,983	$4,751,800

* In connection with issuance of Series B-1 and B-2 warrants and modification of Series A and Series B warrants, the Company recognized total inducement expense of $2,567,044 during the three months period ended March 31, 2024.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5. Fair Value Measurements
The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at March 31, 2024 and December 31, 2023.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2024:
Contingent consideration	$1,250,000	$—	$—	$1,250,000
Derivative liabilities related to warrants	$4,751,800	$—	$4,751,800	$—

As of December 31, 2023:
Contingent consideration	$2,020,000	$—	$—	$2,020,000
Derivative liabilities related to warrants	$3,796,390	$—	$3,796,390	$—
The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for three months ended March 31, 2024. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.
Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model.
At March 31, 2024 and December 31, 2023, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	March 31, 2024			December 31, 2023
Discount rate	10.0%			11.5%
Stock price	n/a			n/a
Projected milestone achievement dates	Apr 2024	—	Sep 2030	Mar 2023	—	Sep 2030
Probability of success of milestone achievements	5%	—	15%	13%	—	40%
As of March 31, 2024, $0.1 million was recorded as a current liability and $1.1 million was classified as a non-current liability based upon management's best estimate using the latest available information. Management reviewed and updated the assumptions at March 31, 2024 and decreased the discount rate based on the comparable companies.
The following table presents the change in fair value of the contingent consideration for the three months ended March 31, 2024.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2023	$2,020,000
Change in fair value recorded in earnings	(770,000)
Balance at March 31, 2024	1,250,000
6. Property and Equipment, net
Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Estimated Useful Life (in years)	March 31, 2024	December 31, 2023
Equipment	3 years	$358,548	$346,770
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(420,732)	(379,466)
		$—	$29,487
Depreciation expense for the three months ended March 31, 2024 and 2023 was $30,758 and $18,037, respectively.
7. Accrued Liabilities
Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Research and development	296,026	1,268,560
Professional fees	—	319,157
Other	497,727	851,634
Total accrued expenses	$793,753	$2,439,351
At December 31, 2023, Other accrued expenses includes approximately $0.7 million for restructuring costs. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. The restructuring costs of approximately $0.7 million are related to severance amounts due to members of our clinical team and were recorded to research and development costs in the consolidated statement of operations at December 31, 2023. As part of this process, we formally communicated the termination of employment to 6 employees and terminated none of the employees during 2023. In addition, during the three months ended March 31, 2024, we formally communicated the termination of employment to 6 additional employees and terminated 12 employees. We incurred further restructuring costs of less than $0.1 million during the three months ended March 31, 2024. As of March 31, 2024, the restructuring plan was completed and there were no additional accruals.
8. Accounting for Share-Based Payments
On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the 2013 Plan), which expired in June 2023 and we are no longer making grants under it. Stock options granted under the 2013 Plan typically vest after three years of continuous service from the grant date and will have a contractual term of ten years. We granted options during the three months ended June 30, 2022 and 2021, and at the time that these grants were made, we did not have any options available for grant under the Plan. We accounted for these option grants as liability-classified awards requiring us to measure the fair value of the awards each reporting period since there were not enough shares available at the time of the grant. In April 2023, with the approval of the 2023 Plan, these awards are no longer accounted for as liability-classified and the cumulative liability of $3.0 million was recorded to additional paid-in capital.
In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. On March 6, 2024 pursuant to the 2023 Plan, we granted 50,000 RSUs with a fair value of $2.29 per share, which vest upon the earlier of (i) one year after date of grant or (ii) change of control of the Company. In addition, during the three months ended March 31, 2024, the Company granted 340,000 options with a term of 2 to 10 years that were vested upon issuance. Subsequent to the grant of these options, we had 110,000 awards available for grant from the 2023 Plan.
We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient's payroll costs are classified or in which the award recipients' service payments are classified. We recorded stock-based compensation expense as follows:

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2024	2023
General and administrative	$705,770	$1,193,460
Research and development	—	737,293
Total stock-based compensation expense	$705,770	$1,930,753
A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Exercise Price Per Share			Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2023	391,737	$13.80	-	$40,320.00	$48.58	$—	5.17 years
Granted	340,000	$2.56	-	$2.56	$2.56	$—
Forfeited	(109,243)	$13.80	-	$40,320.00	$47.14	$—
Balance outstanding, March 31, 2024	622,494	$2.56	-	$40,320.00	$23.69	$—	8.52 years
Awards outstanding, vested awards and those expected to vest at March 31, 2024	622,494	$2.56	-	$40,320.00	$23.63	$—	8.52 years
Vested and exercisable at March 31, 2024	610,893	$2.56	-	$40,320.00	$23.70	$—	8.54 years
The total fair value of awards vested during the three months ended March 31, 2024 and 2023 was $0.7 million and $0.5 million, respectively.
As of March 31, 2024, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.0 million.
The following assumptions are used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.

	Three Months Ended March 31,
	2024
Stock price	$2.56
Risk-free interest rate	4.29%	—	4.64%
Dividend yield	—
Expected volatility	116.7%
Expected term (in years)	2.0 years	—	6.0 years
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
9. Loss per Share
Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
Basic and diluted net loss per common share:	2024	2023
Numerator:
Net loss	$(2,853,806)	$(13,259,921)
Denominator:
Weighted average common shares outstanding	5,072,511	3,811,482
Net loss per share of common stock—basic and diluted	$(0.56)	$(3.48)
In connection with series B warrants exercise (see Note 4), 326,000 warrants that were exercised during the quarter ended March 31, 2024 were not yet issued as common stock and are held by the Company in abeyance, were included in the Company’s calculation of basic and diluted loss per share. The shares of common stock held by the Company in abeyance are considered outstanding for the purposes of computing earnings per share, as these shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.
The following outstanding securities at March 31, 2024 and 2023 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Three Months Ended March 31,
	2024	2023
Common shares issuable for:
Series A preferred stock	159	159
Series C preferred stock	778	829
Restricted Stock Units	50,000	—
Stock options	622,494	444,637
Warrants – liability classified	2,450,983	—
Warrants – equity classified	210,979	215,559
Total	3,335,393	661,185
10. Commitments and Contingencies
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
In October 2019, we entered into a 3-year lease for office and research laboratory space in Edmonton, Canada, which expired on September 30, 2022 and we leased this space on a month-to-month basis until December 31, 2023.
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
As of March 31, 2024, our ROU asset was $0.2 million, the current lease liability was $0.1 million, and the long-term lease liability was $0.0 million. An estimated incremental borrowing rate of 14.9% was used to account for the second amendment of the Edison Lease. For the first amendment of the Edison Lease, an incremental borrowing rate 6.50% was used.
Rent expense for the three months ended March 31, 2024 and 2023 was $38,995 and $99,914, respectively, which included a de minimis amount for a short-term lease. At March 31, 2024, the weighted average remaining term of our noncancelable operating leases is 1.34 years.
Future minimum rental payments under our noncancelable operating lease at March 31, 2024 is as follows:

Remainder of 2024	$96,702
2025	97,815
Total	194,517
Present value adjustment	(19,249)
Lease liability at March 31, 2024	$175,268
Employment Agreements
We have employment agreements with certain employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

11. Subsequent Events
On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND-NASH Trial, while continuing to explore strategic alternatives.

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
The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) on April 16, 2024, as well as under "Risk Factors" within this this Form 10-Q. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.
Overview
We are a biopharmaceutical company headquartered in Edison, New Jersey, focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.
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
In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND- NASH clinical trial.

FINANCIAL OPERATIONS OVERVIEW
From inception through March 31, 2024, we have an accumulated deficit of $227.5 million and we have not generated any revenue from operations.
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

During the three months ended March 31, 2024, there were no significant changes to our critical accounting estimates from those described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report on Form 10-K for the year ended December 31, 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,539,568	9,797,659	(7,258,091)
General and administrative	2,642,749	3,411,506	(768,757)
Total operating expenses	5,182,317	13,209,165	(8,026,848)
Loss from operations	(5,182,317)	(13,209,165)	8,026,848

Other income (expense):
Interest expense	(4,349)	(2,322)	(2,027)
Change in fair value of contingent consideration and derivative financial instruments	1,930,652	(48,434)	1,979,086
Inducement expense	(2,567,044)	—	(2,567,044)
Loss before income taxes	(5,823,058)	(13,259,921)	7,436,863
Income tax benefit: (See Note 3)	2,969,252	—	2,969,252
Net loss	$(2,853,806)	$(13,259,921)	$10,406,115
We had no revenues during the three months ended March 31, 2024 and 2023, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.
Research and development expenses for the three months ended March 31, 2024 and 2023 was $2.5 million and $9.8 million, respectively. The decrease of $7.3 million was primarily due to a $4.4 million decrease in clinical trial costs primarily for our phase 2b study, a $1.1 million decrease of Chemistry, Manufacturing and Controls costs, a decrease of $0.6 million in employee compensation costs due to reduced headcounts, a $0.6 million decrease in consulting and outside services and $0.6 million of other miscellaneous expenses.
General and administrative expenses for the three months ended March 31, 2024 and 2023 was $2.6 million and $3.4 million, respectively. The decrease of $0.8 million was primarily due to a $0.4 million decrease in salaries and $0.4 million decrease of stock-based compensation costs.
Liquidity and Capital Resources
Sources of Liquidity
We have funded our operations through March 31, 2024 primarily through the issuance of convertible preferred stock, the issuance and sale of shares of our common stock and subsequent issuances of shares of our common stock through at-the market offerings.
Future Funding Requirements
We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of March 31, 2024, we had an accumulated deficit of $227.5 million. We expect to continue to incur significant losses for the foreseeable future.
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
We will require additional financing and a failure to obtain this necessary capital could force us to delay, limit, reduce or terminate our operations.
Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidates derived from these technologies. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our wind-down of the ASCEND-NASH Trial as well as our strategic alternatives strategy. In addition, other unanticipated costs may arise.
The condensed consolidated financial statements as of and for the three months ended March 31, 2024 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We will be required to raise additional capital to continue to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to (i) seek collaborators for our product candidates on terms that are less favorable than might otherwise be available; or (ii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.
Cash Flows
The following table summarizes our cash flows for the following periods:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(3,616,793)	$(8,214,513)
Investing activities	—	—
Financing activities	1,849,707	—
As of March 31, 2024, we had working capital of $12.9 million compared to working capital of $12.2 million as of December 31, 2023. The increase of $0.7 million in working capital is primarily due to $3.0 million in proceeds received from sales of our state NOLs offset by the company's operating costs for the three months ended March 31, 2024.
Operating Activities:
As of March 31, 2024, we had $13.1 million in cash. Net cash used in operating activities was $3.6 million for the three months ended March 31, 2024 consisting primarily of our net loss of $2.9 million, adjusted for an increase in non-cash charges of $1.4 million, primarily for stock-based compensation and warrant related inducement expense, partially offset by change in fair value of contingent consideration and the change in fair value of derivative warrants. Changes in working capital accounts had a negative impact of $2.1 million on cash primarily due to an increase in accrued expenses.
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
Investing Activities:
There was no cash provided by or used in investing activities during the three months ended March 31, 2024 and 2023.
Financing Activities:
Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2024, due primarily to proceeds received from the exercise of the warrants.
There was no cash provided by or used in financing activities for the three months ended March 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2024, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.
•Our control environment was ineffective because we did not maintain a sufficient complement of personnel to execute controls as designed including the absence of proper segregation of duties. Such impacted controls include indirect controls affecting the risk assessment and monitoring components of COSO along with certain control activities.
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
Changes in Internal Control over Financial Reporting
Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023 except for the following:
Our strategic alternatives strategy may not be successful, may not yield the desired results and we may be unsuccessful in identifying and implementing any strategic transaction.
On April 19, 2024, we announced the wind down of our ASCEND-NASH Trial. We continue to explore strategic alternatives, including, but not limited to, an acquisition, merger, reverse merger, sale of assets, strategic partnerships, capital raises or other transactions. There is no assurance that any of these potential opportunities will come to fruition.
We expect to devote substantial time and resources to exploring strategic alternatives that our Board of Directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.
The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.
In addition, potential counterparties in a strategic transaction involving the Company may place minimal or no value on our assets or our public listing. Further, should we resume the development of our product candidates, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving the Company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.
In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.
If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.
Even if we successfully consummate a transaction from our strategic assessment, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.
Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment is highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner, the success of any future business we may engage in following the transaction and our ability to obtain value for our product candidates or technologies, if divested. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated timeframe, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition. Furthermore, our stockholders may experience substantial dilution as a result of the transaction without receiving the expected commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the expected strategic and financial benefits currently anticipated from a transaction.
If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.
The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:
•increased near-term and long-term expenditures;
•unknown liabilities;
•higher than expected acquisition or integration costs;
•incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•write-downs of assets or incurrence of non-recurring, impairment or other charges;
•increased amortization expenses;
•difficulty and cost in combining the operations and personnel of any counterparty business with our operations and personnel;
•impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•inability to retain key employees of our company or any acquired business; and
•possibility of future litigation.
Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.
If a strategic transaction is not consummated, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board of Directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations and exploration of strategic alternatives. In addition, if our Board of Directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board of Directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.
Our ability to consummate a strategic transaction depends on our ability to retain our remaining employees and consultants.
Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees and consultants, the loss of whose services may adversely impact our ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend our resources, on December 7, 2023, we implemented a strategic restructuring plan that included reducing our workforce. The reduction in force has impacted approximately __% of our workforce to date, including key members of our management team. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees and consultants to seek alternative opportunities. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.
We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the Company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC or other governmental agencies. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.
ITEM 5. Other Information
During the three months ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).
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

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 05/21/2024	By:	/s/ JOHN CAVAN
John Cavan
Interim Chief Executive Officer
(Principal Executive Officer)

Date: 05/21/2024	By:	/s/ JOHN CAVAN
John Cavan
Chief Financial Officer
(Principal Financial and Accounting Officer)