Form 10-K/A
period 2023-12-31
Hepion Pharmaceuticals, Inc.
filed 2024-06-25
CIK 1583771

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $40.3 million based on the last reported sale price of the registrant’s common stock.

The number of shares of the registrant’s Common Stock outstanding as of March 13, 2024 was 5,472,451.

Documents Incorporated by Reference:

None.

Audit Firm ID	Auditor Name	Auditor Location
606	GRASSI & CO., CPAs, P.C.	Jericho, New York

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Hepion Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on April16, 2024 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Set forth below is certain information with respect to the individuals who are our directors and executive officers as of June 20, 2024:

Name	Age	Position(s)
John Cavan	65	Interim Chief Executive Officer and Chief Financial Officer
John P. Brancaccio	76	Executive Chairman
Timothy Block, Ph.D.	68	Director
Kaouthar Lbiati, M.D.	45	Director
Michael Purcell	67	Director

John Cavan has been our interim Chief Executive Officer since December 2023 and Chief Financial Officer since March 2016. Previously, Mr. Cavan was a consultant with The Pine Hill Group where he was instrumental in completing several financial transactions, including initial public offerings, business combinations and strategic transactions. Prior to his role with the Pine Hill Group, he served as Chief Accounting Officer at Stemline Therapeutics, Inc. Preceding his role at Stemline, Mr. Cavan was Vice President and Chief Accounting Officer at Aegerion Pharmaceuticals, Inc. He has also held financial positions within the healthcare industry at AlgoRx Pharmaceuticals, Inc. and Alpharma. Mr. Cavan served in a variety of financial and operational positions early in his career during tenures with large multinational public companies, including Sony, American Express, International Specialty Products (an Ashland Company) and Nestlé U.S.A. Mr. Cavan currently serves on the Board of Directors of Vantage Health Systems. He holds a B.B.A in Accountancy from Iona College and an M.B.A. in Finance from Seton Hall University.

John P. Brancaccio, a retired CPA, has served as Executive Chairman since March 2024 and a director of our Company since May 15, 2013. Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies from April 2004 until May 2017. Mr. Brancaccio served as a director for Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and was formerly a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004 until May 2020. He is also a director of Rasna Therapeutics, Inc. since September 2016, OKYO Pharma Limited since June 2020 and Tiziana Life Sciences plc since July 2020. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our Company.

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

Kaouthar Lbiati, M.D. has served as a director of our Company since June 2022. Dr. Lbiati is an experienced business leader focusing on value creation, value-inflection milestones and portfolio growth. Since November 2017, Dr Lbiati has been helping early and late stage immune-oncology biotech companies such as, Cytovia Therapeutics, Steba Biotech and Immune Pharmaceuticals, better define their corporate strategy, optimize technology platforms, prioritize their pipeline and portfolio, effectively pitching their value proposition to investors and partners in order to secure funding and deals. Within Cytovia Therapeutics ; a biopharmaceutical company specializing in NK cell therapies, Dr Lbiati held non-executive and executive roles. She started as Advisor to the CEO in May 2020 for (3) months then, Vice President Product Strategy until July 2021 and Vice President, Strategy & Corporate Development until November 2022. Previously, Dr. Lbiati served, for over a decade, in global and regional leadership roles at Amgen, Glaxo Smith Kline, and Sanofi, where she supported the registration, launch and/or indication extension and reimbursement of several innovative cancer drugs such as – Blincyto®, Jevtana® and Votrient® – in the U.S., EU and MENA regions, with a focus on medical affairs; strategic planning, health economics and outcomes research; and market access across multiple countries. Dr. Lbiati received a Doctor of Medicine degree from Rabat, Morocco’s Mohammed V University, a fellowship in oncology from the Gustave Roussy Institute in Paris, a Specialized Executive Master’s degree in Strategy & Management from ESSEC Business School in Paris, and a Master of Science in International Policy and Health Economics from the London School of Economics. In 2022, she was certified from Columbia Business School in Corporate Governance and from Harvard Business School in finance. Dr. Lbiati’s experience at biopharmaceutical and biotechnology companies and background qualifies her to be a director of our Company.

Michael Purcell has served as a director of our company since March 2024. Mr. Purcell is a certified public accountant and became an independent business consultant following retirement in 2015. Mr. Purcell spent more than 36 years with Deloitte & Touche LLP (“Deloitte”), where he was an audit partner and the Philadelphia office leader of Deloitte’s middle-market and growth enterprise services. Mr. Purcell has served on the boards of directors of numerous companies and organizations, and currently serves as lead independent director of International Money Express, Inc. Mr. Purcell also serves as a director and a member of the audit committee for each of CFG Bank and Hyperion Bank and as a director of several other for-profit and non-profit entities. Mr. Purcell formerly served as chairman of the board, director and chair of the audit committee of publicly traded Tabula Rasa HealthCare, Inc. from 2018 until 2023. He is a member of the American Institute of Certified Public Accountants and a former President of the Philadelphia Chapter of the Pennsylvania Institute of Certified Public Accountants. Mr. Purcell holds a bachelor’s degree from Lehigh University and a master’s degree in business administration from Drexel University. We believe that Mr. Purcell’s extensive public accounting experience coupled with his experience serving on boards of directors make him well qualified to serve as a director.

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

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Drs. Bloc and Lbiati and Mr. Purcell to be “independent.”

Board of Directors Meetings

During the year ended December 31, 2023, our Board met 10 times, including telephonic meetings, the Audit Committee met 5 times, the Compensation Committee met 5 times and the Corporate Governance/Nominating Committee met 2 times. All directors attended 75% or more of the aggregate number of meetings of the Board, all of the Audit Committee members attended 75% or more of the Audit Committee meetings, all of the Compensation Committee members attended 75% or more of the Compensation Committee meeting, and all of the Corporate Governance/Nominating Committee members attended 75% or more of the Corporate Governance/Nominating Committee meeting.

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

The Audit Committee currently consists of Mr. Purcell, chairman, Dr. Block and Dr. Lbiati. We believe that each of Mr. Purcell, Dr. Block and Dr. Lbiati is “independent” as that term is defined under applicable SEC and Nasdaq rules. Mr. Purcell is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The charter is available on our website at www.hepionpharma.com.

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

The Compensation Committee currently consists of Mr. Purcell, Dr. Block and Dr. Lbiati. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at www.hepionpharma.com.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee was, during the year ended December 31, 2023, an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

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

The Corporate Governance/Nominating Committee currently consists of Dr. Block, chairman, Dr. Lbiati and Mr. Purcell. We believe that all of the members are “independent” under the current listing standards of Nasdaq. Our Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at www.hepionpharma.com.

Communications with our Board of Directors

Stockholders seeking to communicate with our Board should submit their written comments to our interim Chief Executive Officer, John Cavan, at Hepion Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, NJ 08837. Mr. Cavan will forward such communications to each member of our Board; provided that, if in the opinion of Mr. Cavan it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

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

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31, 2023 and 2022.

				Non-equity incentive
				plan
			Options	compensation ($)
Name & Principal position	Year	Salary ($)	granted ($)	(1)	Total ($)
Dr. Robert Foster (2)	2023	506,282	0	0	506,282
Former Chief Executive Officer	2022	533,333	0	192,500	725,833
John Cavan	2023	400,000	0	0	400,000
Interim Chief Executive Officer and Chief Financial Officer	2022	383,333	0	112,000	495,333
Dr. Todd Hobbs (3)	2023	318,750	0	0	318,750
Former Chief Medical Officer	2022	425,000	0	153,000	578,000

(1)	Represents cash bonus payments earned based upon the achievement of corporate objectives established by our Compensation Committee for performance during the years ended December 31, 2023 and 2022, as further described above in “Variable Annual Cash Bonus Structure and Payouts.”

(2)	Dr. Foster left the Company in December 2023.

(3)	Dr. Hobbs left the Company in August 2023.

Employment Agreements

On October 4, 2019, we entered into an Executive Agreement (the “Cavan Agreement”) with John Cavan, our interim Chief Executive Officer and Chief Financial Officer. The term of the Cavan Agreement commenced on October 4, 2019 and continued until October 4, 2022, following which time the Cavan Agreement will be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the Cavan Agreement. Pursuant to the Cavan Agreement, Mr. Cavan’s current base compensation is $400,000 per year. Mr. Cavan is eligible to receive a cash bonus of up to 40% of his base salary per year based on meeting certain performance objectives and bonus criteria.

If Mr. Cavan’s employment is terminated by us for cause or as a result of Mr. Cavan’s death or permanent disability, or if Mr. Cavan terminates the Cavan Agreement voluntarily without Good Reason (as defined in the Cavan Agreement), Mr. Cavan will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid, and (iii) all business expenses reasonably and necessarily incurred by Mr. Cavan prior to the date of termination. If Mr. Cavan’s employment is terminated by us without cause or by Mr. Cavan for Good Reason, Mr. Cavan will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Cavan of his employment voluntarily with Good Reason, in addition to (provided that Mr. Cavan executes a written release with respect to certain matters) a severance payment equal to his base compensation for 9 months from the date of termination and reimburse Mr. Cavan’s payment of COBRA premiums for 9 months from the date of termination.

In addition, if Mr.Cavan’s employment is terminated:

(a)	by us without cause within 6 months prior to a change of control (as defined in the Cavan Agreement) that was pending during such 6 month period,

(b)

by Mr. Cavan for Good Reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Mr. Cavan would be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Cavan voluntarily without Good Reason, provided, if Mr. Cavan executes a written release with respect to certain matters, he will be entitled to a severance payment equal to his base compensation for 9 months from the date of termination and reimbursement of his payment of COBRA premiums for 6 months from the date of termination. In addition, all of Mr. Cavan’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

Outstanding Equity Awards as of December 31, 2023

	Number of Securities
	Underlying Unexercised		Option	Option
	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date(1), (2)
Dr. Robert Foster	134	45	515.20	6/10/2026
Former Chief Executive Officer	3,233	6,467	3.24	7/29/2029
	126,666	253,334	1.63	4/3/2030
	—	212,000	3.72	8/19/2030

John Cavan	179	—	677.60	4/1/2026
Interim Chief Executive Officer and Chief Financial Officer	34	—	616.00	8/26/2026
	27	—	324.80	7/20/2027
	5,820	—	3.24	7/24/2029
	71,666	143,334	1.63	4/3/2030
	—	160,000	3.72	8/19/2030

Director Compensation

During year ended December 31, 2023, our non-employee directors received the following compensation for their services on the Board and its committees:

Name	Cash Fees	Option Awards(1)	Total
Gary S. Jacob (2)	$93,938	$0	$93,938
John P. Brancaccio (3)	81,000	0	81,000
Timothy Block (5)	72,900	0	72,900
Kaouthar Lbiati (6)	80,500	0	80,500
Anand Reddi	79,000	0	79,000
Petrus Wjjngaard (7)	73,360	0	73,360

(1)	Represents the grant date fair value of the option awards granted during the fiscal years ended December 31, 2023, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 3, “Stockholders’ Equity” in the notes to the Company’s consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2024 for more information regarding the Company’s accounting for share-based compensation plans
(2)	As of December 31, 2023, Dr. Gary Jacob held 4,639 option awards all of which are exercisable.
(3)	As of December 31, 2023, Mr. Brancaccio held 4,566 option awards all of which are exercisable.
(4)	As of December 31, 2023, Dr. Block held 4,563 option awards all of which are exercisable.
(5)	As of December 31, 2023, Dr. Kaouthar Lbiati 1,500 option awards all of which are exercisable.
(6)	As of December 31, 2023, Mr. Anand Reddi 1,500 option awards all of which are exercisable.
(6)	As of December 31, 2023, Dr. Petrus Wijngaard 3,000 option awards all of which are exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of June 20, 2024, based on 5,473,126 shares issued and outstanding by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our executive officers and (iv) all directors and executive officers as a group. Shares are beneficially owned when an individual has voting and/or investment power over the shares or could obtain voting and/or investment power over the shares within 60 days of the Record Date. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Hepion Pharmaceuticals, Inc., 399 Thornall Street, First Floor, Edison, New Jersey 08837.

Beneficial Owner	Number of Shares Beneficially Owned	Shares of common stock issuable upon exercise of stock options	Shares of common stock issuable upon exercise of warrants	Percentage of common stock Beneficially owned
Directors and Executive Officers
John Cavan	746	18,606	6		*
Dr. Robert Foster (1)	2,363	29,502	-		*
Dr. Todd Hobbs (2)	-	-	-		*
Dr.Gary Jacob	609	4,639	6		*
John Brancaccio	351	4,566	1		*
Dr. Timothy Block	351	4,563	-		*
Anand Reddi	-	1,500	-		*
Dr. Kaouthar Lbiati	-	1,500	-		*
Dr. Petrus Wijngaard	1,501	3,000	-		*
Michael Purcell (3)	-	-	-		*
All current executive officers and directors as a group (7 persons)	5,570	67,876	13	1.3

* less than one percent.

(1) Dr. Foster left the Company as CEO in December 2023.

(2) Dr. Hobbs left the Company as CMO in September 2023.

(3) Mr. Purcell joined the Board in March 2024.

(3) Dr.Wijngaard left the Company as Director in December 2023.

Item 13.	Certain Relationships, Related Person Transactions and Director Independence.

The following is a description of transactions or series of transactions since January 1, 2022 or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

None

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Company by Grassi & Co., CPAs, P.C., (“Grassi”), the Company’s independent registered public accounting firm for the indicated services for fiscal year 2023 and BDO USA, LLP (“BDO”), the Company’s independent registered public accounting firm for the indicated services for fiscal year 2022, were as follows:

	2023	2022
Audit fees (1)	$426,703	$409,329

(1)	Audit fees consist of fees for professional services performed by Grassi and BDO for the audits and reviews of our 2023 and 2022 financial statements, respectively, preparation and filing of our registration statements, including issuance of comfort letters.

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

(b)	EXHIBITS

Exhibit Number	Exhibit Description
3.1(a)	Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.1(b)	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2014 and incorporated herein by reference).
3.1(c)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by reference).
3.1(d)	Certificate of Amendment of Certificate of Incorporation of Hepion Pharmaceuticals, Inc. dated May 25, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 29, 2018 and incorporated herein by reference).
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
3.1(f)	Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).
3.1(g)	Certificate of Designation of Preference, Rights and Limitations of Series E Convertible Preferred Stock, filed with the Secretary of the State of Delaware on June 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2019)
3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18\, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
3.1(j)	Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 4, 2022).
3.1(k)	Certificate of Designation of Series G Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 4, 2022).
3.1(l)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed November 4, 2022).
3.1(m)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed November 4, 2022).
3.2(a)	By-Laws of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.2(b)	Amendment to the By-Laws of Hepion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 23, 2021).

4.1	Form of Warrant issued in April Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on April 18, 2019).
4.2	Form of Warrant issued in June Offering (incorporated by reference to Exhibit 4.1 to Form S-1 filed on June 5, 2019).
4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference)
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 3, 2023).
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 3, 2023).
4.6	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 16, 2024).
4.7	Form of Series B-2 Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 16, 2024).
4.8	Form of Amendment No. 1 to Series A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 16, 2024).
10.1	10/1/2023 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 28, 2023).
10.2	Form of Securities Purchase Agreement (incorporated by reference to exhibit 10.1 to Form 8-K filed on October 3, 2023).
10.3	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 16, 2024).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)
21.**	List of Subsidiaries.
23.1**	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
23.2**	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm.
24**	Power of Attorney.
31.1*	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 24, 2024

HEPION PHARMACEUTICALS, INC.

By:	/s/ John Cavan
John Cavan
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Cavan	Interim Chief Executive Officer and Chief Financial Officer	June 24, 2024
John Cavan	(Principal Executive Officer and Principal Financial and Accounting Officer)

*	Executive Chairman	June 24, 2024
John Brancaccio

*	Director	June 24, 2024
Timothy Block

*	Director	June 24, 2024
Kaouthar Lbiati

*By:	/s/ John Cavan
John Cavan, Attorney-in-Fact

