Form 10-Q
period 2024-06-30
Hepion Pharmaceuticals, Inc.
filed 2024-08-13
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File Number 001-36856

HEPION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

399 Thornall Street, First Floor

Edison, New Jersey 08837

(Address of Principal Executive Offices)

(732) 902-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HEPA	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the registrant’s Common Stock outstanding as of August 12, 2024 was 5,799,126.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024, as well as under Item 1A . Risk Factors within this Form 10-Q. These factors include the uncertainties associated with:

●	our ability to successfully consummate the proposed merger, or the Merger with Pharma Two B Ltd., or Pharma Two B, or any strategic transaction that we may consummate in the future;

●	our anticipated net cash balance and expectations regarding relative ownership percentages in the combined company following consummation of the Merger;

●	our ability to realize the anticipated benefits of the Merger and our ability to manage the risks of the proposed Merger;

●	the effects that the pendency of the Merger may have on our business prior to the closing of the Merger, or if the Merger does not close;

●	our ability to raise substantial additional capital to continue as a going concern and fund our planned operations in the near term;

●	estimates regarding our expenses, use of cash, timing of future cash needs and anticipated capital requirements;

●	success in retaining, or changes required in, our officers, key employees or directors;

●	our public securities’potential liquidity and trading;

●	our ability to license additional intellectual property to support our strategic alternatives or out-license our intellectual property;

●	our expectation of developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;

●	our ability to remain listed on the Nasdaq Capital Market; and

●	our intellectual property position, including the strength and enforceability of our intellectual property rights.

We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$2,115,047	$14,785,880
Prepaid expenses	3,367,362	2,701,960
Total current assets	5,482,409	17,487,840
Property and equipment, net	—	29,487
Right-of-use assets	150,733	212,878
Other assets	377,022	364,192
Total assets	$6,010,164	$18,094,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$446,544	$2,348,829
Accrued expenses	375,000	2,439,351
Operating lease liabilities, current	154,090	115,916
Short-term portion of contingent consideration	—	386,000
Total current liabilities	975,634	5,290,096
Contingent consideration, non-current	—	1,634,000
Operating lease liabilities, non-current	—	93,104
Derivative financial instruments-warrants	1,472,700	3,796,390
Total liabilities	2,448,334	10,813,590
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	839,320	839,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 5,799,126 and 4,818,733 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	547	482
Additional paid-in capital	233,326,381	230,291,362
Accumulated other comprehensive loss	(53,822)	(78,779)
Accumulated deficit	(231,406,404)	(224,627,386)
Total stockholders’ equity	3,561,830	7,280,807
Total liabilities and stockholders’ equity	$6,010,164	$18,094,397

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	7,136,679	11,880,669	9,676,247	21,678,328
General and administrative	1,367,169	2,284,961	4,009,918	5,696,467
Total operating expenses	8,503,848	14,165,630	13,686,165	27,374,795
Loss from operations	(8,503,848)	(14,165,630)	(13,686,165)	(27,374,795)

Other income (expense):
Interest income (expense)	49,536	(2,351)	45,187	(4,673)
Change in fair value of contingent consideration and derivative financial instruments	4,529,100	88,434	6,459,752	40,000
Inducement expense	—	—	(2,567,044)	—
Loss before income taxes	(3,925,212)	(14,079,547)	(9,748,270)	(27,339,468)
Income tax benefit	—	—	2,969,252	—
Net loss	$(3,925,212)	$(14,079,547)	$(6,779,018)	$(27,339,468)

Weighted-average common shares outstanding:
Basic and diluted	5,799,126	3,826,505	5,436,408	3,819,035

Net loss per common share: (see Note 10)
Basic and diluted	$(0.68)	$(3.68)	$(1.25)	$(7.16)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(3,925,212)	$(14,079,547)	$(6,779,018)	$(27,339,468)
Other comprehensive income (loss):
Foreign currency translation	(63,022)	(16,836)	24,957	2,517
Total other comprehensive income (loss)	(63,022)	(16,836)	24,957	2,517
Comprehensive loss	$(3,988,234)	$(14,096,383)	$(6,754,061)	$(27,336,951)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	4,818,733	$482	$230,291,362	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(2,853,806)	(2,853,806)
Other comprehensive income (loss)	—	—	—	—	—	—	—	87,979	—	87,979
Stock-based compensation expense	—	—	—	—	—	—	705,770	—	—	705,770
Warrant exercises, net	—	—	—	—	654,393	65	2,300,624	—	—	2,300,689

Balance at March 31, 2024	85,581	855,808	1,688	839,320	5,473,126	547	233,297,756	9,200	(227,481,192)	7,521,439
Net loss	—	—	—	—	—	—	—	—	(3,925,212)	(3,925,212)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(63,022)	—	(63,022)
Stock-based compensation expense	—	—	—	—	—	—	28,625	—	—	28,625
Issuance of shares in abeyance	—	—	—	—	326,000	—	—	—	—	—
Balance at June 30, 2024	85,581	$855,808	1,688	$839,320	5,799,126	$547	$233,326,381	$(53,822)	$(231,406,404)	$3,561,830

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	85,581	$855,808	1,801	$840,320	3,811,481	$381	$223,950,940	$(90,168)	$(175,701,344)	$49,855,937
Net loss	—	—	—	—	—	—	—	—	(13,259,921)	(13,259,921)
Other comprehensive income (loss)	—	—	—	—	—	—	—	19,353	—	19,353
Stock-based compensation expense	—	—	—	—	—	—	537,123	—	—	537,123
Conversion of Series C to common	—	—	(1)	(1,000)	1	—	1,000	—	—	—
Balance at March 31, 2023	85,581	855,808	1,800	839,320	3,811,482	381	224,489,063	(70,815)	(188,961,265)	37,152,492
Net loss	—	—	—	—	—	—	—	—	(14,079,547)	(14,079,547)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(16,836)	—	(16,836)
Stock-based compensation expense	—	—	—	—	—	—	333,954	—	—	333,954
Stock-based liability awards converted to equity	—	—	—	—	—	—	2,983,006	—	—	2,983,006
Issuance of common stock in connection with stock split	—	—	—	—	26,807	3	(3)	—	—	—
Balance at June 30, 2023	85,581	$855,808	1,800	$839,320	3,838,289	$384	$227,806,020	$(87,651)	$(203,040,812)	$26,373,069

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,779,018)	$(27,339,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	734,395	871,077
Depreciation	30,758	36,366
Inducement expense	2,567,044	—
Change in fair value of derivative instrument-warrants	(4,439,752)	—
Change in fair value of contingent consideration	(2,020,000)	(40,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,967,907)	2,815,672
Right of use asset	62,145	50,585
Operating lease liability	(54,930)	(53,614)
Prepaid expenses and other assets	(678,232)	3,008,520
Net cash used in operating activities	(14,545,497)	(20,650,862)

Cash flows from investing activities:
Purchase of property and equipment	—	(16,538)
Net cash used in investing activities	—	(16,538)

Cash flows from financing activities:
Proceeds from exercise of the warrants, net	1,849,707	—
Net cash provided by financing activities	1,849,707	—
Effect of exchange rates on cash	24,957	45
Net decrease in cash	(12,670,833)	(20,667,335)
Cash at beginning of period	14,785,880	51,189,088
Cash at end of period	$2,115,047	$30,521,733

Supplementary disclosure of cash flow information:

Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$—	$1,000
Inducement expense for issuance of Series B-1 and B-2 warrants	$2,821,399	$—
Stock-based liability awards reversed to additional paid-in capital		2,983,006

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

Hepion Pharmaceuticals, Inc. (we, our, or us) is a biopharmaceutical company headquartered in Edison, New Jersey, that was previously focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

We were developing rencofilstat as our lead molecule. Rencofilstat is a compound that binds and inhibits the function of a specific class of isomerase enzymes called cyclophilins that regulate protein folding, in addition to other activities. Many closely related isoforms of cyclophilins exist in humans. Cyclophilins A, B, and D are the best characterized cyclophilin isoforms. Inhibition of cyclophilins has been shown in scientific literature to have therapeutic effects in a variety of experimental models, including liver disease models.

We have completed a number of Phase 1 and Phase 2 clinical trials. In May 2023, we announced that our Phase 2a study (“ALTITUDE-NASH”) met its primary endpoint by demonstrating improved liver function and was well tolerated after four months of treatment with once daily oral rencofilstat administered to NASH subjects with stage 3 or greater fibrosis. All additional secondary efficacy and safety endpoints were also met. These observations provide further evidence that builds on previous findings from a shorter 28-day Phase 2a (“AMBITION”) trial. Taken together, the AMBITION and ALTITUDE-NASH trials reinforced rencofilstat’s direct antifibrotic mode of action and increase our confidence level that we anticipated observing fibrosis reductions in our 12-month Phase 2b (“ASCEND-NASH”) clinical trial.

In June 2023, we announced that the Data and Safety Monitoring Board (“DSMB”) met to review the current data for the ASCEND-NASH 2b study and issued a “study may proceed without modification” clearance. This, the first planned DSMB meeting, occurred on schedule, and all labs, electrocardiogram’s, adverse events, and protocol deviations were reviewed, focusing on any potential safety signals from the placebo-controlled trial.

In December 2023, our board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND-NASH clinical trial.

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

Going Concern

As of June 30, 2024, we had $2.1 million in cash, an accumulated deficit of $231.4 million, and working capital of $4.5 million. For the six months ended June 30, 2024, cash used in operating activities was $14.5 million and we had a net loss of $6.8 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if our announced merger agreement (see Note 11) is unsuccessful, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

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

Cash

As of June 30, 2024 and December 31, 2023, cash was $2.1 million and $14.8 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.

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

Property, equipment and depreciation

As of June 30, 2024 and December 31, 2023, we had $0 and $29,487, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 years to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2024 or December 31, 2023.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The income tax benefit for the three and six months ended June 30, 2024 was $0 and $3.0 million, respectively. The $3 million tax benefit from the six months ended June 30, 2024 was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. There was no income tax expense or benefit for the three and six months ended June 30, 2023.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2024 and December 31, 2023, we had prepaid research and development costs of $1.7 million and $2.5 million, respectively.

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

ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the three months ended June 30, 2024 and 2023. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $(53,822) and $(78,779) at June 30, 2024 and December 31, 2023, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange losses (gains) was $77,134 and $30,661 for the three months ended June 30, 2024 and 2023, respectively, and was $52,404 and $56,095 for the six months ended June 30, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended June 30, 2024.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Stockholders’ Equity

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of June 30, 2024, there were 85,581 shares outstanding. During the six months ended June 30, 2024 and 2023, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 4,446 common stock warrants that expired in July 2023. As of June 30, 2024, there were 1,688 shares of Series C outstanding. During the six months ended June 30, 2024, no shares of the Series C were converted into shares of our common stock and during the six months ended June 30, 2023, 1 share of the Series C was converted into 1 share of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.08 per share (subject to adjustments upon the occurrence of certain dilutive events).

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

We used the guidance in ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”), ASC 815-40, Derivatives and Hedging (“ASC 815-40”) and ASC 260, Earnings Per Shares (“ASC 260”) to determine the accounting classification for the warrants.

Based on this evaluation, we determined that the Warrants are not indexed to our own stock and are precluded from being classified within equity. Therefore, the Warrants were classified as a liability on the balance sheet, initially recorded at fair value, and then subsequently will be carried at fair value with changes in fair value recognized in the income statement.

Upon the issuance of the warrants, the fair value of the warrants was determined to be approximately $8.9 million resulting in no residual to allocate to equity and, further, with the excess of the fair value over the proceeds received was recorded as a day one loss of $3.9 million that was recorded to “Change in fair value of contingent consideration and derivative financial instruments” in the consolidated statement of operations.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company accounted for this transaction as a modification and settlement of the Series B Warrant liability. As such, the Company first recognized a gain of $286,007 as a result of the change in fair value of the Series B Warrant immediately prior to the modification. As the modified Series B Warrant was immediately exercisable, the post-modification fair value was determined to be the intrinsic value of the Series B Warrant at the date of the modification. Therefore, the change in fair value on the date of the modification prior to the modification compared to the fair value on the date of the modification after the modification, but prior to exercise was determined to be $601,224, which was recorded as an inducement charge, within other expenses in the Company’s consolidated statement of operations. The Company then subsequently reclassified the liability into equity upon settlement.

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

Additionally, as part of the Series B Warrant Agreement, we issued to the investor unregistered Series B-1 Warrants to purchase up to an aggregate of 735,295 shares of common stock and Series B-2 Warrants to purchase up to an aggregate of 735,295 shares of common stock, collectively the “New Warrant Shares”. The Series B-1 and Series B-2 Warrants will have an exercise price of $1.91 per share, will be exercisable immediately following the date of issuance and will expire in 5 years and 1.5 years, respectively. The grant date value of the New Warrant Shares issued of $2,821,000 was recorded as inducement expense within other expenses in the Company’s consolidated statement of operations.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 5). The following assumptions were used to measure the Series A and Series B Warrants at modification and to remeasure the liability as of June 30, 2024 and December 31, 2023 and to measure Series B-1 and B-2 at issuance and to remeasure the liability as of June 30, 2024.

	Series A Warrants
	June 30	December 31,
	2024	2023
Stock price	$1.02	$3.24
Expected warrant term (years)	4.64 years	4.5 years
Risk-free interest rate	4.36%	3.9%
Expected volatility	105.5%	116.6%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Series B Warrants
	Pre-Modification	Post-Modification
	February 16,	February 16,	December 31,
	2024	2024	2023
Stock price	$2.56	$2.56	$3.24
Expected warrant term (years)	1.1 years	n/a	1.5 years
Risk-free interest rate	4.9%	n/a	4.6%
Expected volatility	143.0%	n/a	122.1%
Dividend yield	—	—	—

	Series B-1 Warrants			Series B-2 Warrants
	February 16,	March 31,	June 30	February 16,	March 31,	June 30
	2024	2024	2024	2024	2024	2024
Stock price	$2.56	$2.49	$1.02	$2.56	$2.49	$1.02
Expected warrant term (years)	5.0 years	4.9 years	4.64 years	1.5 years	1.4 years	1.91 years
Risk-free interest rate	4.3%	4.2%	4.36%	4.8%	4.9%	5.04%
Expected volatility	116.0%	113.0%	105.5%	130.0%	138.0%	126.9%
Dividend yield	—	—	—	—	—	—

The following table sets forth the components of changes in our derivative financial instruments liability balance for the six months ended June 30, 2024.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2023	1,960,786	3,796,390
Issuance of Series B-1 and Series B-2 warrants *	1,470,590	2,821,399
Modification of Series A warrants *	—	346,869
Modification of Series B warrants *	—	(601,224)
Exercise of Series B warrants	(980,393)	(450,982)
Change in fair value of warrants	—	(1,160,652)
Balance of derivative liability at March 31, 2024	2,450,983	$4,751,800
Change in fair value of warrants	—	(3,279,100)
Balance of derivative liability at June 30, 2024	2,450,983	1,472,700

*	In connection with issuance of Series B-1 and B-2 warrants and modification of Series A and Series B warrants, the Company recognized total inducement expense of $2,567,044 during the three months period ended March 31, 2024.

5. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at June 30, 2024 and December 31, 2023.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2024:
Contingent consideration	$—	$—	$—	$—
Derivative liabilities related to warrants	$1,472,700	$—	$1,472,700	$—

As of December 31, 2023:
Contingent consideration	$2,020,000	$—	$—	$2,020,000
Derivative liabilities related to warrants	$3,796,390	$—	$3,796,390	$—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for six months ended June 30, 2024. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model.

At June 30, 2024 and December 31, 2023, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	June 30, 2024	December 31, 2023
Discount rate	n/a	11.5%
Stock price	n/a	n/a
Projected milestone achievement dates	n/a	Mar 2023 — Sep 2030
Probability of success of milestone achievements	0%	13% — 40%

As of June 30, 2024, $0 was recorded as a current liability and as non-current liability based upon management’s best estimate using the latest available information. Management reviewed and updated the assumptions at June 30, 2024 and reduced the contingent consideration to $0 because the projected milestones upon which the liability was based will not be achieved.

The following table presents the change in fair value of the contingent consideration for the six months ended June 30, 2024.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2023	$2,020,000
Change in fair value recorded in earnings	(770,000)
Balance at March 31, 2024	1,250,000
Change in fair value recorded in earnings	(1,250,000)
Balance at June 30, 2024	$—

6. Property and Equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	June 30, 2024	December 31, 2023
Equipment	3 years	$358,548	$346,770
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(420,732)	(379,466)
		$—	$29,487

Depreciation expense for the three months ended June 30, 2024 and 2023 was $0 and $18,328, respectively, and was $30,758 and $36,366 for the six months ended June 30, 2024 and 2023, respectively

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. Accrued Liabilities

Accrued liabilities consist of the following:

	June 30, 2024	December 31, 2023
Research and development	—	1,268,560
Professional fees	—	319,157
Other	375,000	851,634
Total accrued expenses	$375,000	$2,439,351

At December 31, 2023, other accrued expenses includes approximately $0.7 million for restructuring costs. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. The restructuring costs of approximately $0.7 million are related to severance amounts due to members of our clinical team and were recorded to research and development costs in the consolidated statement of operations at December 31, 2023. As part of this process, we formally communicated the termination of employment to 6 employees and terminated none of the employees during 2023. In addition, during the three months ended March 31, 2024, we formally communicated the termination of employment to 6 additional employees and terminated 12 employees. We incurred further restructuring costs of less than $0.1 million during the six months ended June 30, 2024. As of June 30, 2024, the restructuring plan was completed and there were no additional accruals.

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

In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. On March 6, 2024 pursuant to the 2023 Plan, we granted 50,000 RSUs with a fair value of $2.29 per share, which vest upon the earlier of (i) one year after date of grant or (ii) change of control of the Company. In addition, during the three months ended March 31, 2024, the Company granted 340,000 options with a term of 2 to 10 years that were vested upon issuance. Subsequent to the grant of these options, we had 110,000 awards available for grant from the 2023 Plan. There were no grants for the three months ended June 30, 2024.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$28,625	$(22,743)	$734,395	$1,170,717
Research and development	—	39,671	—	776,964
Total stock-based compensation expense	$28,625	$16,928	$734,395	$1,947,681

A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Team
Balance outstanding, December 31, 2023	391,737	$48.58	$—	5.17 years
Granted	340,000	$2.56	$—
Forfeited	(174,179)	$47.14	$—
Balance outstanding, June 30, 2024	557,558	$23.63	$—	8.52 years
Awards outstanding, vested awards and those expected to vest at June 30, 2024	557,558	$23.63	$—	8.52 years
Vested and exercisable at June 30, 2024	557,558	$23.63	$—	8.52 years

The total fair value of awards vested during the six months ended June 30, 2024 and 2023 was $0.7 million and $2.2 million, respectively.

As of June 30, 2024, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.0 million.

The following assumptions are used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.

Six Months Ended June 30, 2024
Stock price	$2.56
Risk-free interest rate	4.29 - 4.64%
Dividend yield	—
Expected volatility	116.7%
Expected term (in years)	2.0 years - 6.0 years

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per common share:	2024	2023	2024	2023
Numerator:
Net loss	$(3,925,212)	$(14,079,547)	$(6,779,018)	$(27,339,468)
Denominator:
Weighted average common shares outstanding	5,799,126	3,826,505	5,436,408	3,819,035
Net loss per share of common stock—basic and diluted	$(0.68)	$(3.68)	$(1.25)	$(7.16)

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

The 326,000 warrants that were exercised during the quarter ended March 31, 2024 were issued as common stock in June 2024.

The following outstanding securities at June 30, 2024 and 2023 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Six Months Ended June 30,
	2024	2023
Common shares issuable for:
Series A preferred stock	159	159
Series C preferred stock	788	829
Restricted Stock Units	50,000	—
Stock options	557,558	444,546
Warrants – liability classified	2,450,983	—
Warrants – equity classified	89,750	215,559
Total	3,149,238	661,093

The strike prices for the equity classified warrant ranges from $37.50- $50.00 each and the expiration dates are in 2025 and 2026.

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

Leases

In July 2014, we entered into a lease for corporate office space in Edison, New Jersey (“Edison Lease”). In July 2017, we entered into the first amendment to the Edison Lease expanding the office footprint and extending the Edison Lease for an approximate 5-year period that ended on March 31, 2023. In August 2023, we signed a second amendment to the Edison Lease in which we reduced our corporate office space and extended the lease for a period of 2.3 years ending July 31, 2025.

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

Operating leases where we are the lessee are included under the caption “Right of Use Assets” (“ROU”) on our consolidated balance sheets. The lease liabilities are initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (1) the discount rate used to discount the unpaid lease payments to present value, (2) lease term and (3) lease payments.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2024, our ROU asset was $0.2 million, the current lease liability was $0.2 million, and the long-term lease liability was $0.0 million. An estimated incremental borrowing rate of 14.9% was used to account for the second amendment of the Edison Lease. For the first amendment of the Edison Lease, an incremental borrowing rate 6.50% was used.

Rent expense for the three months ended June 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively, and was $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the weighted average remaining term of our noncancelable operating leases is 1.0 year.

Future minimum rental payments under our noncancelable operating lease at June 30, 2024 is as follows:

Remainder of 2024	$69,074
2025	97,815
Total	166,889
Present value adjustment	(12,799)
Lease liability at June 30, 2024	$154,090

Employment Agreements

We have an employment agreement with one employee which requires the funding of a specific level of payment, if certain events, such as a change in control, termination without cause or retirement, occur.

11. Subsequent Events

On July 19, 2024, Hepion Pharmaceuticals, Inc., a Delaware corporation (the “Company”), Pharma Two B Ltd., a company organized under the laws of the State of Israel (“Parent”), and Pearl Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger to which, among other things, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Parent. Merger Sub is a newly incorporated Delaware corporation and a wholly owned, direct subsidiary of P2B HoldCo, Inc., a Delaware corporation (“Holdco”). Holdco is a wholly owned, direct subsidiary of P2B Topco, Inc., a Delaware corporation (“Topco”). Topco is a wholly owned, direct subsidiary of Parent. Each of Merger Sub, Holdco and Topco were formed for purposes of consummating the transactions contemplated by the Merger Agreement and the other Transaction Agreements (as defined in the Merger Agreement).

On July 19, 2024, Pharma Two B entered into the PIPE Agreements with certain investors, including existing investors of Pharma Two B, pursuant to which the investors agreed to purchase, in the aggregate, $11.5 million in shares of the combined company ordinary shares. The closing of the PIPE Investment is conditioned upon the closing of the Merger, as well as certain other conditions such that the ordinary shares of the combined company issued in the PIPE Investment will result in dilution to all securityholders of the combined company (i.e., both former Company securityholders and Pharma Two B securityholders). On the Closing Date (as defined in the Merger Agreement), subject to obtaining Parent’s shareholder approval and the Company’s stockholder approval, immediately prior to the Effective Time (as defined below) and prior to the consummation of any of the transactions contemplated by the PIPE Agreements (as defined in the Merger Agreement), the following actions shall take place or be effected: (A) the Company shall cause all of its issued capital stock which is not in the form of the Company’s common stock, par value $0.0001 per share (“Common Stock”) to be converted into shares of Common Stock in accordance with the Company’s organizational documents, and shall further cause any convertible instruments, including but not limited to warrants, to be converted into shares of Common Stock; and (B) (i) each Ordinary A Share of Parent, nominal value NIS 1 (“Parent Ordinary A Share”), Ordinary B Share of Parent, nominal value NIS 1 (“Parent Ordinary B Share”), and each of the outstanding classes of Parent’s preferred shares (collectively, the “Parent Preferred Share”) that is issued and outstanding immediately prior to the Effective Time shall be automatically converted into such number of Parent’s ordinary shares per the terms of the Merger Agreement; (ii) the amended and restated articles of association of Parent shall be adopted and become effective; (iii) each of Parent’s ordinary shares, issued and outstanding immediately prior to the Effective Time (including each of Parent’s ordinary shares that are issued upon the conversion of Parent Ordinary A Shares, Parent Ordinary B Shares and Parent Preferred Shares pursuant to clause (i) above), shall be split into such number of Parent’s ordinary shares as shall be necessary for purposes of the closing of the Merger (the “Closing”) and the initial listing of Parent’s ordinary shares on Nasdaq (the “Share Split”); provided that no fraction of a Parent’s ordinary share will be issued by virtue of the Share Split, and each of Parent’s shareholders that would otherwise be so entitled to a fraction of Parent’s ordinary shares (after aggregating all fractional Parent’s ordinary shares that otherwise would be received by such Parent’s shareholder) shall instead be entitled to receive such number of Parent’s ordinary shares to which such Parent’s shareholder would otherwise be entitled, rounded to the nearest whole number; and (iv) any outstanding options and warrants of Parent issued and outstanding immediately prior to the Effective Time shall be adjusted immediately upon the Share Split to give effect to the foregoing transactions, provided that to the extent such adjustment would result in (x) a fraction of share being subject to any outstanding stock option or warrant, such share shall be rounded down to the nearest whole share or (y) the exercise price of an option being a fraction of a cent, the exercise price will be rounded up to the nearest whole cent.

The Merger is expected to be consummated in the fourth quarter of 2024. The obligation of the parties to consummate the Merger is subject to various conditions, including, but not limited to: (i) adoption of the Merger Agreement and the approval of the Merger and the other Transactions by the required portion of the Company’s stockholders as determined in accordance with applicable law and the Company’s organizational documents; (ii) adoption of the Merger Agreement and the approval of the Merger and the other Transactions by Parent’s shareholders, as determined in accordance with applicable law and Parent’s organizational documents (iii) the absence of any judgment, order or law prohibiting the consummation of the Merger; (iv) upon the Closing, the approval for listing on Nasdaq of Parent’s ordinary shares to be issued in connection with the Closing of the Merger; (v) the effectiveness of the Registration Statement (as defined below) to be filed by Parent with the SEC with respect to Parent’s ordinary shares that constitute the Merger Consideration, (vi) the SPA (as defined below) shall be in full force and effect and concurrently with the Closing cash proceeds of not less than $8,600,000 (eight million six hundred thousand) shall have been received by Parent in connection with the consummation of the transactions contemplated by such SPA, (vii) the parties shall take all necessary action so that immediately after the Effective Time, the post-Closing board of directors of Parent (the “Post-Closing Parent Board”) shall be comprised of seven directors; whereby (a) Parent shall have the right to designate (i) three members to the Post-Closing Parent Board and (ii) two industry experts that shall qualify as independent directors (as defined under the Nasdaq listing rules); and (b) the Company shall have the right to designate two members to the Post-Closing Parent Board, (viii) Parent shall file a notice with the Israel Innovation Authority (the “IIA”) in accordance with applicable law and obtain the unconditional approval of the IIA to consummate the Transactions, (ix) the accuracy of the representations and warranties of the parties in the Merger Agreement (subject to customary materiality qualifiers except to the extent provided in the Merger Agreement); (x) each party’s performance in all material respects of its covenants and obligations contained in the Merger Agreement and (xi) the absence of a Material Adverse Effect. Following the execution of the Merger Agreement, Holdco, in its capacity as the sole stockholder of Merger Sub, executed and delivered to the Company a written consent approving the Merger Agreement and the Merger, thereby providing all required stockholder approvals for the Merger. No further action by holders of the Common Stock is required to complete the Merger.

Concurrently with the Merger, on July 19, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which the Company sold an aggregate of $2.9 million in principal amount of the Company’s Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). The Notes are due on the earlier of: (i) December 31, 2024, (ii) the date of the closing of the Merger, (iii) the date that the Merger is terminated pursuant to the terms of the Merger Agreement, or (iv) such earlier date as the Notes are required or permitted to be repaid as provided in the Note, as may be extended at the option of the holder of the Note as described in the Note. The principal amount of the note was discounted by $400,000 (discount rate of 13.8%), fees and expenses of $245,000, and a loan of $600,000 to Pharma Two B, bringing total net cash proceeds to the Company of $1,655,000.

In addition, pursuant to the SPA, the Company issued to the purchasers an aggregate 1,159,245 shares of Common Stock.

On August 5, 2024, John Cavan, the interim Chief Executive Officer and Chief Financial Officer left the Company for personal reasons. In connection therewith, Mr. Cavan will be paid, according to his employment contract, a severance payment of $300,000. On August 6, 2024, John Brancaccio, the Company’s Executive Chairman was appointed the Interim Chief Executive Officer and Interim Chief Financial Officer of the Company.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2023 filed with the United States Securities and Exchange Commission (“SEC”) on April 16, 2024, as well as under “Risk Factors” within this this Form 10-Q. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

Overview

We are a biopharmaceutical company headquartered in Edison, New Jersey, previously focused on the development of drug therapy for treatment of chronic liver diseases. This therapeutic approach targets fibrosis, inflammation, and shows potential for the treatment of hepatocellular carcinoma (“HCC”) associated with non-alcoholic steatohepatitis (“NASH”), viral hepatitis, and other liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

We have completed a number of Phase 1 and Phase 2 clinical trials. In May 2023, we announced that our Phase 2a study (“ALTITUDE-NASH”) met its primary endpoint by demonstrating improved liver function and was well tolerated after four months of treatment with once daily oral rencofilstat administered to NASH subjects with stage 3 or greater fibrosis. All additional secondary efficacy and safety endpoints were also met. These observations provide further evidence that builds on previous findings from a shorter 28-day Phase 2a (“AMBITION”) trial. Taken together, the AMBITION and ALTITUDE-NASH trials reinforced rencofilstat’s direct antifibrotic mode of action and increase our confidence level that we anticipated observing fibrosis reductions in our 12-month Phase 2b (“ASCEND-NASH”) clinical trial.

In June 2023, we announced that the Data and Safety Monitoring Board (“DSMB”) met to review the current data for the ASCEND-NASH 2b study and has issued a “study may proceed without modification” clearance. This, the first planned DSMB meeting, occurred on schedule, and all labs, electrocardiogram’s, adverse events, and protocol deviations were reviewed, focusing on any potential safety signals from the placebo-controlled trial.

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

We are continuing efforts, to the extent that cash is available, to provide any value derived from rencofilstat to our shareholders.

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2024, we have an accumulated deficit of $231.4 million and we have not generated any revenue from operations.

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

During the six months ended June 30, 2024, there were no significant changes to our critical accounting estimates from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	7,136,679	11,880,669	(4,743,990)
General and administrative	1,367,169	2,284,961	(917,792)
Total operating expenses	8,503,848	14,165,630	(5,661,782)
Loss from operations	(8,503,848)	(14,165,630)	5,661,782

Other income (expense):
Interest income (expense)	49,536	(2,351)	51,887
Change in fair value of contingent consideration and derivative financial instruments	4,529,100	88,434	4,440,666
Loss before income taxes	(3,925,212)	(14,079,547)	10,154,335
Income tax benefit: (See Note 3)	—	—	—
Net loss	$(3,925,212)	$(14,079,547)	$10,154,335

We had no revenues during the three months ended June 30, 2024 and 2023, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2024 and 2023 was $7.1 million and $11.9 million, respectively. The decrease of $4.7 million was primarily due to a $4.0 million decrease in clinical trial costs primarily for our phase 2b study, a $0.4 million decrease of Chemistry, Manufacturing and Controls costs, a decrease of $0.3 million in employee compensation costs due to reduced headcounts and other miscellaneous expenses.

General and administrative expenses for the three months ended June 30, 2024 and 2023 was $1.4 million and $2.3 million, respectively. The decrease of $0.9 million was primarily due to a decrease in salaries.

Comparison of the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	9,676,247	21,678,328	(12,002,081)
General and administrative	4,009,918	5,696,467	(1,686,549)
Total operating expenses	13,686,165	27,374,795	(13,688,630)
Loss from operations	(13,686,165)	(27,374,795)	13,688,630

Other income (expense):
Interest income (expense)	45,187	(4,673)	49,860
Change in fair value of contingent consideration and derivative financial instrument	6,459,752	40,000	6,419,752
Inducement expense	(2,567,044)	—	(2,567,044)
Loss before income taxes	(9,748,270)	(27,339,469)	17,591,198
Income tax benefit: (See Note 3)	2,969,252	—	2,969,252
Net loss	$(6,779,018)	$(27,339,468)	$20,560,450

We had no revenues during the six months ended June 30, 2024 and 2023, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2024 and 2023 was $9.7 million and $21.7 million, respectively. The decrease of $12.0 million was primarily due to a $10.7 million decrease in clinical trial costs primarily for our phase 2b study, a $0.9 million decrease of Chemistry, Manufacturing and Controls costs, a decrease of $0.4 million in employee compensation costs due to reduced headcounts, and decrease in consulting and outside services.

General and administrative expenses for the six months ended June 30, 2024 and 2023 was $4.0 million and $5.7 million, respectively. The decrease of $1.7 million was primarily due to a $0.4 million decrease stock compensation and $1.4 million decrease in salaries.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through June 30, 2024 primarily through the issuance of convertible preferred stock, the issuance and sale of shares of our common stock and subsequent issuances of shares of our common stock through at-the market offerings.

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of June 30, 2024, we had an accumulated deficit of $231.4 million. We expect to continue to incur significant losses for the foreseeable future.

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

The condensed consolidated financial statements as of and for the six months ended June 30, 2024 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(14,545,497)	$(20,650,862)
Investing activities	—	(16,538)
Financing activities	1,849,707	—

As of June 30, 2024, we had working capital of $4.5 million compared to working capital of $12.2 million as of December 31, 2023. The decrease of $7.7 million in working capital is primarily due to $3.0 million in proceeds received from sales of our state NOLs offset by the Company’s operating costs for the six months ended June 30, 2024.

Operating Activities:

As of June 30, 2024, we had $2.1 million in cash. Net cash used in operating activities was $14.5 million for the six months ended June 30, 2024 consisting primarily of our net loss of $9.9 million, adjusted for an increase in non-cash charges of $3.2 million, primarily for stock-based compensation and warrant related inducement expense, partially offset by $3.1 million in change in fair value of contingent consideration and the change in fair value of derivative warrants. Changes in working capital accounts had a negative impact of $4.6 million on cash primarily due to an increase in accounts payable, accrued expenses and prepaid expenses.

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

Investing Activities:

Net cash used in investing activities was nominal for the six months ended June 30, 2024 and 2023.

Financing Activities:

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2024, due primarily to proceeds received from the exercise of the warrants.

There was no cash provided by or used in financing activities for the six months ended June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2024, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

●	Our control environment was ineffective because we did not maintain a sufficient complement of personnel to execute controls as designed including the absence of proper segregation of duties. Such impacted controls include indirect controls affecting the risk assessment and monitoring components of COSO along with certain control activities.
●	We identified a material weakness in our internal controls related to the proper design and implementation of controls over formal review, approval, and evaluation of non-core, complex accounting transactions.
●	We identified a material weakness in internal control related to the proper design and implementation of certain controls over our income tax provision and management’s review of the income tax provision. We utilize a third-party to assist in the preparation of our tax provision. Specifically, we did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of the tax provision and the completeness and accuracy income tax disclosures.

Remediation of Material Weaknesses

We are committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We need to raise additional capital in order to add additional personnel and implement additional internal control procedures. If we are able to raise additional capital, we plan on implementing several remedial actions to improve our internal controls, including:

●	We will need to increase personnel in the future in order to have proper segregation of duties.
●	We are utilizing the services of external consultants for non-routine and\or technical accounting issues as they arise.
●	Expanding and improving our review process for complex accounting transactions. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
●	Management, with the assistance of a third party, will perform an evaluation of the processes and procedures around our tax provision processes, internal control design gaps, and recommend process enhancements.
●	Implementing enhancements and process improvements, including the design and implementation of well-defined controls and related control attributes regarding income tax provision and income tax disclosures.
●	Developing a detailed timeline of the tax provision calculation, to ensure that sufficient time is allocated to complete the process as designed.

As we continue our evaluation and improve our internal control over financial reporting, management may identify and take additional measures to address control deficiencies. We cannot assure you that we will be successful in remediating the material weaknesses in a timely manner.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023 except for the following:

The exchange ratio will not change or otherwise be adjusted based on the market price of our common stock as the exchange ratio depends on our net cash at the closing and not the market price of our common stock, so the merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

On July 19, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Pharma Two B Ltd., or Pharma Two B, pursuant to which an indirect wholly-owned subsidiary of Pharma Two B will merge with and into the Company, with the Company surviving as our indirect wholly-owned subsidiary, referred to hereinafter as the “Merger.” At the effective time described in the Merger Agreement, outstanding shares of the Company’s common stock will be converted into Pharma Two B ordinary shares. Based on Pharma Two B’s and the Company’s capitalization as of July 19, 2024, the exchange ratio is estimated to be equal to 85% to Pharma Two B and 15% to Hepion shareholders. After applying this estimated exchange ratio and giving effect to the consummation of the transactions set forth in the PIPE Agreements (the “PIPE Investment”), the Company stockholders as of immediately prior to the Merger are expected to own approximately 7.8% of the outstanding ordinary shares of the combined company on a fully-diluted basis, former Pharma Two B shareholders are expected to own approximately 44.5% of the outstanding ordinary shares of the combined company on a fully-diluted basis and the investors issued shares of Company Common Stock in the PIPE Investment are expected to own approximately 47.7% of the outstanding ordinary shares of the combined company on a fully-diluted basis, in each case, subject to certain assumptions, including but not limited to, that the sum of the Hepion Net Cash (as defined in the Merger Agreement) at Closing and the net proceeds from the PIPE Investment are at least $10.0 million. In the event such sum is below $10.0 million, the exchange ratio will be adjusted such that the Company’s stockholders will own a smaller percentage of the combined company following the Merger.

Failure to complete the merger with Pharma Two B Ltd. could harm our common stock price and future business and operations.

If the merger is not completed, we are subject to the following risks:

●	the price of our common stock may decline and could fluctuate significantly; and

●	costs related to the merger, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the merger is not completed.

If the Merger Agreement is terminated and the board of directors of Pharma Two B determines to seek another business combination, there can be no assurance that we will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

If the conditions to the Merger are not satisfied or waived, the merger may not occur.

Even if the merger is approved by the stockholders of Pharma Two B, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the merger. These conditions are set forth in the Merger Agreement. We cannot assure you that all of the conditions to the consummation of the merger will be satisfied or waived. If the conditions are not satisfied or waived, the merger may not occur or the closing may be delayed.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Pharma Two B or the Company can refuse to complete the Merger if there is a material adverse change affecting the other party between July 19, 2024, the date of the Merger Agreement, and the Closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a “material adverse effect” on Pharma Two B or the Company, including:

●	any change in law, regulatory policies, accounting standards or principles (including GAAP) or any guidance relating thereto or interpretation thereof;

●	any change in interest rates or economic, political, business or financial market conditions generally (including changes in credit, financial, commodities, securities or banking markets);

●	any change generally affecting any of the industries in which Pharma Two B and its subsidiaries or the Company operates or the economy as a whole;

●	the announcement or the execution of the Merger Agreement, the pendency of the transactions contemplated therein, or the performance of the Merger Agreement, including, with respect to Pharma Two B and its subsidiaries or the Company, losses or threatened losses of employees, customers, suppliers, vendors, distributors or others having relationships with Pharma Two B and its subsidiaries or the Company;

●	any weather conditions, earthquake, hurricane, tsunami, tornado, flood, mudslide, wild fire or other natural disaster, act of God or other force majeure event; and

●	any acts of terrorism, sabotage, war, riot, the outbreak or escalation of hostilities, or change in geopolitical conditions.

If adverse changes occur and Pharma Two B and the Company still complete the Merger, the combined company’s share price may suffer. This in turn may reduce the value of the Merger to the shareholders of Pharma Two B, the Company or both.

If Pharma Two B and the Company complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s shareholders or restrict the combined company’s operations.

On July 19, 2024, the Pharma Two B entered into the PIPE Agreements with certain investors, including existing investors of Pharma Two B, pursuant to which the investors agreed to purchase, in the aggregate, $11.5 million in shares of the combined company ordinary shares. The closing of the PIPE Investment is conditioned upon the closing of the Merger, as well as certain other conditions such that the ordinary shares of the combined company issued in the PIPE Investment will result in dilution to all securityholders of the combined company (i.e., both former Company securityholders and Pharma Two B securityholders).

Even if the PIPE Investment closes as expected, the combined company will need to raise additional capital in the future. Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders holders of the combined company, including former Company securityholders, Pharma Two B securityholders and purchasers in the PIPE Investment. It is also possible that the terms of any new equity securities may have preferences over the combined company’s ordinary shares. Any debt financing into which the combined company enters may involve covenants that restrict operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to grant liens, pay dividends, redeem its shares or make investments. In addition, if the combined company raises additional funds through licensing arrangements, the terms of such arrangements may not be favorable to the combined company.

Some of our directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Some of our directors may have interests in the Merger that are different from, or in addition to, the interests of other of our stockholders generally. These interests with respect to our directors may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, and rights to continued indemnification, expense advancement and insurance coverage. In connection with the Merger, each option to purchase shares of Company common stock held by the Company’s directors as of the effective time will vest in full upon the closing of the merger. Two members of the Company’s board of directors, Dr. Timothy Block and Michael Purcell, will continue as directors of the combined company after the effective time, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company.

In addition, certain current members of Pharma Two Bs’ board of directors will continue as directors of the combined company after the effective time, and, following the closing of the merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time.

Our board of directors was aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the merger, and recommend the approval of the Merger Agreement to our stockholders. These interests, among other factors, may have influenced the directors and executive officers of each company to support or approve the merger.

Our stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Company common stock issued in the pre-closing financing.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

If the merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the merger or otherwise raise additional capital to support our operations if the merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock has been and may be exacerbated by low trading volume.

Our securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, our current stockholders will generally own a smaller percentage of the combined company than their ownership of our company prior to the Merger. Immediately after the Merger, and immediately prior to the PIPE investment, our stockholders are expected to own approximately 15% of the outstanding shares of the combined company. After the PIPE investment, our stockholders are expected to own approximately 7.8% of the outstanding shares of the combined company on a fully-diluted basis, subject to certain assumptions. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted up or down including depending on the amount of cash on our balance sheet at Closing.

During the pendency of the Merger, we may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede our ability to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

ITEM 5. Other Information

During the three months ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Merger, dated as of July 19, 2024, by and among the Company, Parent and Merger Sub (incorporated by reference to Exhibit 2.1 filed on Form 8-K on July 22, 2024).
4.1	Form of Senior Unsecured Nonconvertible Note (incorporated by reference to Exhibit 4.1 filed on Form 8-K on July 22, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K on July 22, 2024).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed on Form 8-K on July 22, 2024).
31.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 08/13/2024	By:	/s/ JOHN BRANCACCIO
John Brancaccio
Interim Chief Executive Officer
(Principal Executive Officer)

Date: 08/13/2024	By:	/s/ JOHN BRANCACCIO
John Brancaccio
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

