Form 10-Q
period 2024-09-30
Hepion Pharmaceuticals, Inc.
filed 2024-11-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of the registrant’s Common Stock outstanding as of November 14, 2024 was 6,958,371.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2023 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024, as well as under Item 1A . Risk Factors within this Form 10-Q. These factors include the uncertainties associated with:

●	our ability to successfully consummate the proposed merger Pharma Two B Ltd., or any strategic transaction that we may consummate in the future;

●	our anticipated net cash balance and expectations regarding relative ownership percentages in the combined company following consummation of the Merger;

●	our ability to realize the anticipated benefits of the Merger and our ability to manage the risks of the proposed Merger;

●	the effects that the pendency of the Merger may have on our business prior to the closing of the Merger, or if the Merger does not close;

●	our ability to raise substantial additional capital to continue as a going concern and fund our planned operations in the near term;

●	estimates regarding our expenses, use of cash, timing of future cash needs and anticipated capital requirements;

●	success in retaining, or changes required in, our officers, key employees or directors;

●	our public securities’ potential liquidity and trading;

●	our ability to license additional intellectual property to support our strategic alternatives or out-license our intellectual property;

●	our expectation of developments and projections relating to competition from other pharmaceutical and biotechnology companies or our industry;

●	our ability to remain listed on the Nasdaq Capital Market; and

●	our intellectual property position, including the strength and enforceability of our intellectual property rights.

We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$1,497,106	$14,785,880
Prepaid expenses	1,433,186	2,701,960
Related party receivable	600,000	—
Total current assets	3,530,292	17,487,840
Property and equipment, net	—	29,487
Right-of-use assets	118,301	212,878
Other assets	66,505	364,192
Total assets	$3,715,098	$18,094,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$186,259	$2,348,829
Accrued expenses	306,000	2,439,351
Operating lease liabilities, current	117,952	115,916
Notes payable, current	2,105,753	—
Short-term portion of contingent consideration	—	386,000
Total current liabilities	2,715,964	5,290,096
Contingent consideration, non-current	—	1,634,000
Operating lease liabilities, non-current	—	93,104
Derivative financial instruments-warrants	1,405,819	3,796,390
Total liabilities	4,121,783	10,813,590
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	839,320	839,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 6,958,371 and 4,818,733 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	663	482
Additional paid-in capital	234,223,707	230,291,362
Accumulated other comprehensive loss	(53,831)	(78,779)
Accumulated deficit	(236,272,352)	(224,627,386)
Total stockholders’ equity	(406,685)	7,280,807
Total liabilities and stockholders’ equity	$3,715,098	$18,094,397

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	2,762,709	8,518,520	12,438,956	30,196,848
General and administrative	1,695,550	2,146,045	5,705,468	7,842,512
Total operating expenses	4,458,259	10,664,565	18,144,424	38,039,360
Loss from operations	(4,458,259)	(10,664,565)	(18,144,424)	(38,039,360)

Other income (expense):
Interest income (expense)	(474,570)	(2,381)	(429,383)	(7,054)
Change in fair value of contingent consideration and derivative financial instruments	66,881	140,000	6,526,633	180,000
Inducement expense	—	—	(2,567,044)	—
Loss before income taxes	(4,865,948)	(10,526,946)	(14,614,218)	(37,866,414)
Income tax benefit	—	—	2,969,252	—
Net loss	$(4,865,948)	$(10,526,946)	$(11,644,966)	$(37,866,414)

Weighted-average common shares outstanding:
Basic and diluted	6,718,962	3,838,289	5,870,494	3,825,523

Net loss per common share: (see Note 10)
Basic and diluted	$(0.72)	$(2.74)	$(1.98)	$(9.90)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(4,865,948)	$(10,526,946)	$(11,644,966)	$(37,866,414)
Other comprehensive income (loss):
Foreign currency translation	(9)	(6,277)	24,948	(3,760)
Total other comprehensive income (loss)	(9)	(6,277)	24,948	(3,760)
Comprehensive loss	$(4,865,957)	$(10,533,223)	$(11,620,018)	$(37,870,174)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	4,818,733	$482	$230,291,362	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(2,853,806)	(2,853,806)
Other comprehensive income (loss)	—	—	—	—	—	—	—	87,979	—	87,979
Stock-based compensation expense	—	—	—	—	—	—	705,770	—	—	705,770
Warrant exercises, net	—	—	—	—	654,393	65	2,300,624	—	—	2,300,689

Balance at March 31, 2024	85,581	855,808	1,688	839,320	5,473,126	547	233,297,756	9,200	(227,481,192)	7,521,439
Net loss	—	—	—	—	—	—	—	—	(3,925,212)	(3,925,212)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(63,022)	—	(63,022)
Stock-based compensation expense	—	—	—	—	—	—	28,625	—	—	28,625
Issuance of shares in abeyance	—	—	—	—	326,000	—	—	—	—	—
Balance at June 30, 2024	85,581	$855,808	1,688	$839,320	5,799,126	$547	$233,326,381	$(53,822)	$(231,406,404)	$3,561,830
Net loss	—	—	—	—	—	—	—	—	(4,865,948)	(4,865,948)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	—	—	—	28,625	—	—	28,625
Issuance of common stock	—	—	—	—	1,159,245	116	868,701	—	—	868,817
Balance at September 30, 2024	85,581	$855,808	1,688	$839,320	6,958,371	$663	$234,223,707	$(53,831)	$(236,272,352)	$(406,685)

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,644,966)	$(37,866,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	763,020	1,189,988
Depreciation	30,758	54,866
Amortization of debt discount	474,570	—
Inducement expense	2,567,044	—
Change in fair value of derivative instrument-warrants	(4,506,633)	—
Change in fair value of contingent consideration	(2,020,000)	(180,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,297,192)	1,430,993
Right of use asset	94,577	50,585
Operating lease liability	(91,068)	(54,578)
Prepaid expenses and other assets	1,566,461	3,487,456
Net cash used in operating activities	(17,063,429)	(31,887,104)

Cash flows from investing activities:
Purchase of property and equipment	—	(13,956)
Investment in related party receivable	(600,000)	—
Net cash used in investing activities	(600,000)	(13,956)

Cash flows from financing activities:
Proceeds from exercise of the warrants, net	1,849,707	—
Proceeds from equity and debt issuance under SPA, net of discount	2,500,000	—
Net cash provided by financing activities	4,349,707	—
Effect of exchange rates on cash	24,948	(3,948)
Net decrease in cash	(13,288,774)	(31,905,008)
Cash at beginning of period	14,785,880	51,189,088
Cash at end of period	$1,497,106	$19,284,080

Supplementary disclosure of cash flow information:

Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$—	$1,000
Inducement expense for issuance of Series B-1 and B-2 warrants	$2,821,399	$—
Stock-based liability awards reversed to additional paid-in capital	—	2,983,006
Operating lease asset additions	—	242,507

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

In December 2023, our board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND-NASH clinical trial which wind-down activities have since been completed and the trial has been closed.

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

Going Concern

As of September 30, 2024, we had $1.5 million in cash, an accumulated deficit of $236.3 million, and working capital of $0.8 million. For the nine months ended September 30, 2024, cash used in operating activities was $17.1 million and we had a net loss of $11.6 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through issuances of convertible debt, common stock and preferred stock. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, or if our announced merger agreement (see Note 4) is unsuccessful, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

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

Cash

As of September 30, 2024 and December 31, 2023, cash was $1.5 million and $14.8 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.

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

Property, equipment and depreciation

As of September 30, 2024 and December 31, 2023, we had $0 and $29,487, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 years to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at September 30, 2024 or December 31, 2023.

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

We continue to maintain a full valuation allowance for our net deferred tax assets.

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

The income tax benefit for the three and nine months ended September 30, 2024 was $0 and $3.0 million, respectively. The $3 million tax benefit from the nine months ended September 30, 2024 was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. There was no income tax expense or benefit for the three and nine months ended September 30, 2023.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2024 and December 31, 2023, we had prepaid research and development costs of $0 million and $2.5 million, respectively.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share-based payments

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 10). We account for awards granted to employees that are in excess of what is available to grant as a liability recorded at fair value each reporting period in the consolidated financial statements (see Note 7).

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

ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the three months ended September 30, 2024 and 2023. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was $(53,831) and $(78,779) at September 30, 2024 and December 31, 2023, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange losses (gains) was $20,402 and $59,432 for the three months ended September 30, 2024 and 2023, respectively, and was $72,806 and $115,527 for the nine months ended September 30, 2024 and 2023, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended September 30, 2024.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of September 30, 2024, there were 85,581 shares outstanding. During the nine months ended September 30, 2024 and 2023, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 4,446 common stock warrants that expired in July 2023. As of September 30, 2024, there were 1,688 shares of Series C outstanding. During the nine months ended September 30, 2024, no shares of the Series C were converted into shares of our common stock and during the nine months ended September 30, 2023, 1 share of the Series C was converted into 1 share of our common stock. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.08 per share (subject to adjustments upon the occurrence of certain dilutive events).

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 7). The following assumptions were used to measure the Series A and Series B Warrants at modification and to remeasure the liability as of September 30, 2024 and December 31, 2023 and to measure Series B-1 and B-2 at issuance and to remeasure the liability as of September 30, 2024. Per the warrant agreement, the holders of the warrant have an option to elect to have the unexercised portion of their warrant repurchased based upon a predetermined formula in as defined in the agreement, which was a $1,587,720 at the time of election. The repurchase option is only in the case of a Fundamental Transaction as defined in the agreement (for which the Pharma Two B merger would qualify if it were to close)

We used an 80% and 20% weighted probability between repurchase value and Black-Scholes, respectively, to remeasure the liability as of September 30, 2024. The probability percentages are based on the completion of the merger.

	Series A Warrants
	September 30	December 31,
	2024	2023
Stock price	$0.67	$3.24
Expected warrant term (years)	4.4 years	4.5 years
Risk-free interest rate	3.58%	3.9%
Expected volatility	96.81%	116.6%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Series B Warrants
	Pre-Modification	Post-Modification
	February 16,	February 16,	December 31,
	2024	2024	2023
Stock price	$2.56	$2.56	$3.24
Expected warrant term (years)	1.1 years	n/a	1.5 years
Risk-free interest rate	4.9%	n/a	4.6%
Expected volatility	143.0%	n/a	122.1%
Dividend yield	—	—	—

	Series B-1 Warrants		Series B-2 Warrants
	February 16,	September 30	February 16,	September 30
	2024	2024	2024	2024
Stock price	$2.56	$0.67	$2.56	$0.67
Expected warrant term (years)	5.0 years	4.4 years	1.5 years	0.9 year
Risk-free interest rate	4.3%	3.58%	4.8%	4.18%
Expected volatility	116.0%	96.81%	130.0%	104.07%
Dividend yield	—	—	—	—

The following table sets forth the components of changes in our derivative financial instruments liability balance for the nine months ended September 30, 2024.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2023	1,960,786	3,796,390
Issuance of Series B-1 and Series B-2 warrants *	1,470,590	2,821,399
Modification of Series A warrants *	—	346,869
Modification of Series B warrants *	—	(601,224)
Exercise of Series B warrants	(980,393)	(450,982)
Change in fair value of warrants	—	(1,160,652)
Balance of derivative liability at March 31, 2024	2,450,983	$4,751,800
Change in fair value of warrants	—	(3,279,100)
Balance of derivative liability at June 30, 2024	2,450,983	1,472,700
Change in fair value of warrants	—	(98,635)
Balance of derivative liability at September 30, 2024	2,450,983	1,374,064

*	In connection with issuance of Series B-1 and B-2 warrants and modification of Series A and Series B warrants, the Company recognized total inducement expense of $2,567,044 during the three months period ended March 31, 2024.

5. Notes Payable

Concurrently with the Merger, on July 19, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which the Company sold an aggregate of $2.9 million in principal amount of the Company’s Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). The Notes are due on the earlier of: (i) December 31, 2024, (ii) the date of the closing of the Merger, (iii) the date that the Merger is terminated pursuant to the terms of the Merger Agreement, or (iv) such earlier date as the Notes are required or permitted to be repaid as provided in the Note, as may be extended at the option of the holder of the Note as described in the Note. The principal amount of the note was discounted by $400,000 (discount rate of 13.8%), fees and expenses. The Company allocated the proceeds of the $2,500,000 received in exchange for the Notes and common shares in accordance with their relative fair values, which was 65% and 35%, respectively. The difference between the allocated proceeds and the face value was treated as debt discount.

September 30, 2024
Principal	$2,900,000
Discount	(1,268,817)
Amortization of debt discount	474,570
Net carrying amount	$2,105,753

6. Related Party Transaction

As part of the July 19, 2024 Securities Purchase Agreement discussed in Note 5, the Company provided a $600,000 loan to Pharma Two B from the net proceeds from the transaction. The outstanding principal under this promissory note will be paid to, together with accrued interest, on the earlier of: (i) December 31, 2024 and (ii) the date that the Business Combination is terminated pursuant to the terms of the Merger Agreement. In the event the Business Combination is consummated, the outstanding principal amount under this promissory note, together with all accrued interest, shall be deemed to be paid in full and this note shall automatically be terminated and Pharma Two B shall have no further obligations hereunder. All payments shall be applied, first, to interest and then to principal, and the principal amount of this note may be prepaid in whole or in part at any time without penalty, in which event interest shall cease to accrue on the portion of the principal so prepaid.

7. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at September 30, 2024 and December 31, 2023.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)		(Level 3)
As of September 30, 2024:
Contingent consideration	$—	$—		$—	$—
Derivative liabilities related to warrants	$1,405,819	$—	$		$1,405,819

As of December 31, 2023:
Contingent consideration	$2,020,000	$—		$—	$2,020,000
Derivative liabilities related to warrants	$3,796,390	$—		$3,796,390	$—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for nine months ended September 30, 2024. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. We classified the derivative liability related to warrants as Level 3, due to the unobservable input related to the probability weightings of the completion of the merger, used in determining the fair value of the derivative.

Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model.

At September 30, 2024 and December 31, 2023, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	September 30, 2024	December 31, 2023
Discount rate	n/a	11.5%
Stock price	n/a	n/a
Projected milestone achievement dates	n/a	Mar 2023 — Sep 2030
Probability of success of milestone achievements	0%	13% — 40%

As of June 30, 2024, $0 was recorded as a current liability and as non-current liability based upon management’s best estimate using the latest available information. Management reviewed and updated the assumptions at June 30, 2024 and reduced the contingent consideration to $0 because the projected milestones upon which the liability was based will not be achieved. There was no change in the assumptions at September 30, 2024, and therefore the liability was $0.

The following table presents the change in fair value of the contingent consideration for the nine months ended September 30, 2024.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2023	$2,020,000
Change in fair value recorded in earnings	(770,000)
Balance at March 31, 2024	1,250,000
Change in fair value recorded in earnings	(1,250,000)
Balance at June 30, 2024	$—
Change in fair value recorded in earnings	—
Balance at September 30, 2024	—

8. Property and Equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	September 30, 2024	December 31, 2023
Equipment	3 years	$358,548	$346,770
Furniture and fixtures	7 years	62,183	62,183
Less: Accumulated depreciation		(420,732)	(379,466)
		$—	$29,487

Depreciation expense for the three months ended September 30, 2024 and 2023 was $0 and $18,500, respectively, and was $30,758 and $54,985 for the nine months ended September 30, 2024 and 2023, respectively

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2024	December 31, 2023
Research and development	—	1,268,560
Professional fees	—	319,157
Other	306,000	851,634
Total accrued expenses	$306,000	$2,439,351

At December 31, 2023, other accrued expenses includes approximately $0.7 million for restructuring costs. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. The restructuring costs of approximately $0.7 million are related to severance amounts due to members of our clinical team and were recorded to research and development costs in the consolidated statement of operations at December 31, 2023. As part of this process, we formally communicated the termination of employment to 6 employees and terminated none of the employees during 2023. In addition, during the three months ended March 31, 2024, we formally communicated the termination of employment to 6 additional employees and terminated 12 employees. We incurred further restructuring costs of less than $0.1 million during the nine months ended September 30, 2024. As of September 30, 2024, the restructuring plan was completed and there were no additional accruals.

10. Accounting for Share-Based Payments

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

In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. On March 6, 2024 pursuant to the 2023 Plan, we granted 50,000 RSUs with a fair value of $2.29 per share, which vest upon the earlier of (i) one year after date of grant or (ii) change of control of the Company. In addition, during the three months ended March 31, 2024, the Company granted 340,000 options with a term of 2 to 10 years that were vested upon issuance. Subsequent to the grant of these options, we had 110,000 awards available for grant from the 2023 Plan. There were no grants for the three months ended June 30, 2024, and three months ended September 30, 2024.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We classify stock-based compensation expense in our condensed consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$28,625	$189,380	$763,020	$1,360,097
Research and development	—	129,531	—	906,495
Total stock-based compensation expense	$28,625	$318,911	$763,020	$2,266,592

A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2023	391,737	$48.58	$—	5.17 years
Granted	340,000	$2.56	$—
Forfeited	(262,969)	$47.14	$—
Balance outstanding, September 30, 2024	468,768	$14.70	$—	8.56 years
Awards outstanding, vested awards and those expected to vest at September 30, 2024	468,768	$14.70	$—	8.56 years
Vested and exercisable at September 30, 2024	468,768	$14.70	$—	8.56 years

The total fair value of awards vested during the nine months ended September 30, 2024 and 2023 was $0.7 million and $2.6 million, respectively.

As of September 30, 2024, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.0 million.

The following assumptions are used in the Black-Scholes valuation model to estimate the fair value of stock option awards when granted to employees.

Nine Months Ended September 30, 2024
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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per common share:	2024	2023	2024	2023
Numerator:
Net loss	$(4,865,948)	$(10,526,946)	$(11,644,966)	$(37,866,414)
Denominator:
Weighted average common shares outstanding	6,718,962	3,838,289	5,870,494	3,825,523
Net loss per share of common stock—basic and diluted	$(0.72)	$(2.74)	$(1.98)	$(9.90)

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

The following outstanding securities at September 30, 2024 and 2023 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Nine Months Ended September 30,
	2024	2023
Common shares issuable for:
Series A preferred stock	159	159
Series C preferred stock	788	829
Restricted Stock Units	50,000	—
Stock options	468,768	425,032
Warrants – liability classified	2,450,983	—
Warrants – equity classified	89,750	210,979
Total	3,060,448	636,999

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2024, our ROU asset was $0.1 million, the current lease liability was $0.1 million, and the long-term lease liability was $0.0 million. An estimated incremental borrowing rate of 14.9% was used to account for the second amendment of the Edison Lease. For the first amendment of the Edison Lease, an incremental borrowing rate 6.50% was used.

Rent expense for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.1 million, respectively, and was $0.1 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the weighted average remaining term of our noncancelable operating leases is 0.8 year.

Future minimum rental payments under our noncancelable operating lease at September 30, 2024 is as follows:

Remainder of 2024	$41,444
2025	97,815
Total	139,259
Present value adjustment	(21,307)
Lease liability at September 30, 2024	$117,952

Employment Agreements

We have an employment agreement with one former employee which requires the funding of a specific level of payment, if certain events, such as a change in control, termination without cause or retirement, occur.

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

13. Subsequent Events

On November 11, 2024, Hepion Pharmaceuticals, Inc. and Pharma Two B Ltd. (“Pharma Two B”) jointly announced that the U.S. Securities and Exchange Commission (“SEC”) has declared effective the registration statement on Form F-4 (as amended, the “Registration Statement”) filed with the SEC related to Pharma Two B’s merger transaction with Hepion as previously announced on July 22, 2024 (the “Proposed Transaction”).

The proposed transaction, which has been approved by the respective boards of directors of Pharma Two B and Hepion, is expected to close in the fourth quarter of 2024 and remains subject to approval by both Pharma Two B and Hepion’s respective stockholders, regulatory approval, listing of Pharma Two B’s ordinary shares on Nasdaq under the ticker symbol “PHTB” and other customary closing conditions. Upon the anticipated closing of the Proposed Transaction, the combined company will operate under the “Pharma Two B” name.

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

In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we have initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape. On April 19, 2024, we announced that we had begun wind-down activities in our ASCEND- NASH clinical trial. All clinical trial activities were completed and the trial was closed in August 2024.

We are continuing efforts, to the extent that cash is available, to provide any value derived from rencofilstat to our shareholders.

FINANCIAL OPERATIONS OVERVIEW

From inception through September 30, 2024, we have an accumulated deficit of $236.3 million and we have not generated any revenue from operations.

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

During the nine months ended September 30, 2024, there were no significant changes to our critical accounting estimates from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	2,762,709	8,518,520	(5,755,811)
General and administrative	1,695,550	2,146,045	(450,495)
Total operating expenses	4,458,259	10,664,565	(6,206,306)
Loss from operations	(4,458,259)	(10,664,565)	6,206,306

Other income (expense):
Interest income (expense)	(474,570)	(2,381)	(472,189)
Change in fair value of contingent consideration and derivative financial instruments	66,881	140,000	(73,119)
Loss before income taxes	(4,865,948)	(10,526,946)	5,660,998
Net loss	$(4,865,948)	$(10,526,946)	$5,660,998

We had no revenues during the three months ended September 30, 2024 and 2023, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended September 30, 2024 and 2023 was $2.8 million and $8.5 million, respectively. The decrease of $5.8 million was primarily due to a $4.3 million decrease in clinical trial costs primarily for our phase 2b study, a $1.1 million decrease of Chemistry, Manufacturing and Controls costs, a decrease of $0.3 million in employee compensation costs due to reduced headcounts and other miscellaneous expenses, primarily due to the discontinuation of clinical trials.

For the three months ended September 30, 2024, all of the research and development expenses were for clinical trial costs. For the three months ended September 30, 2023, $7.9 million of the $0.6 million was for clinical trial costs and $0.6 million was for pre-clinical costs. Hepion does not expect these expenses to continue after the Merger is completed.

General and administrative expenses for the three months ended September 30, 2024 and 2023 was $1.7 million and $2.1 million, respectively. The decrease of $0.5 million was primarily due to a decrease in salaries due to reduced headcount as a result of the discontinuation of clinical trials.

Comparison of the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	12,438,956	30,196,848	(17,757,892)
General and administrative	5,705,468	7,842,512	(2,137,044)
Total operating expenses	18,144,424	38,039,360	(19,894,936)
Loss from operations	(18,144,424)	(38,039,360)	19,894,936

Other income (expense):
Interest income (expense)	(429,383)	(7,054)	(422,329)
Change in fair value of contingent consideration and derivative financial instrument	6,526,633	180,000	6,346,633
Inducement expense	(2,567,044)	—	(2,567,044)
Loss before income taxes	(14,614,218)	(37,866,414)	23,252,196
Income tax benefit: (See Note 3)	2,969,252	—	2,969,252
Net loss	$(11,644,966)	$(37,866,414)	$26,221,448

We had no revenues during the nine months ended September 30, 2024 and 2023, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the nine months ended September 30, 2024 and 2023 was $12.4 million and $30.2 million, respectively. The decrease of $17.8 million was primarily due to a $15.6 million decrease in clinical trial costs primarily for our phase 2b study, a $1.8 million decrease of Chemistry, Manufacturing and Controls costs, a decrease of $0.4 million in employee compensation costs due to reduced headcounts, and decrease in consulting and outside services.

For the nine months ended September 30, 2024, $11.6 million of the $12.4 million was for clinical trial costs and $0.8 million was for pre-clinical costs. For the nine months ended September 30, 2023, $28.4 million of the $30.2 million was for clinical trial costs and $1.8 million was for pre-clinical costs.

General and administrative expenses for the nine months ended September 30, 2024 and 2023 was $5.7 million and $7.8 million, respectively. The decrease of $2.1 million was primarily due to a $0.9 million decrease in bonus, salaries and employee benefits, $0.6 million decrease in stock compensation, $0.2 million decrease in legal fees, $0.3 million in travel expenses, and $0.1 million decrease in insurance.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through September 30, 2024 primarily through the issuance of convertible preferred stock, the issuance and sale of shares of our common stock and subsequent issuances of shares of our common stock through at-the market offerings.

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of September 30, 2024, we had an accumulated deficit of $236.2 million. We expect to continue to incur significant losses for the foreseeable future.

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

The condensed consolidated financial statements as of and for the nine months ended September 30, 2024 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(17,063,429)	$(31,887,104)
Investing activities	(600,000)	13,956
Financing activities	4,349,707	—

As of September 30, 2024, we had working capital of $0.8 million compared to working capital of $12.2 million as of December 31, 2023. The decrease of $11.4 million in working capital is primarily due to $3.0 million in proceeds received from sales of our state NOLs offset by the Company’s operating costs for the nine months ended September 30, 2024.

Operating Activities:

As of September 30, 2024, we had $0.8 million in cash. Net cash used in operating activities was $17.1 million for the nine months ended September 30, 2024 consisting primarily of our net loss of $11.6 million, adjusted for an increase in non-cash charges of $3.8 million, primarily for stock-based compensation, amortization of debt discount, and warrant related inducement expense, partially offset by $6.5 million in change in fair value of contingent consideration and the change in fair value of derivative warrants. Changes in working capital accounts had a negative impact of $2.7 million on cash primarily due to an increase in accounts payable, accrued expenses and prepaid expenses.

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

Investing Activities:

Net cash used in investing activities was $600,000 for the nine months ended September 30, 2024 and nominal for 2023. The $600,000 in 2024 is primarily due to the note receivable from Pharma Two B.

Financing Activities:

Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2024, due primarily to proceeds received from the exercise of the warrants and equity issuance.

There was no cash provided by or used in financing activities for the nine months ended September 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2024, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

During the three months ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 11/14/2024	By:	/s/ JOHN BRANCACCIO
John Brancaccio
Interim Chief Executive Officer
(Principal Executive Officer)

Date: 11/14/2024	By:	/s/ JOHN BRANCACCIO
John Brancaccio
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

