Form 10-K/A
period 2023-12-31
Hepion Pharmaceuticals, Inc.
filed 2025-01-13
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares of the registrant’s Common Stock outstanding as of March 13, 2024 was 5,473,126.

Documents Incorporated by Reference:

None.

Audit Firm ID	Auditor Name	Auditor Location
606	GRASSI & CO., CPAs, P.C.	Jericho, New York

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A (the “Amendment”) is to correct errors in Part III, Item 11 – “Executive Compensation” and Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter”, of the previously filed Amendment No. 1 on Form 10-K/A of Hepion Pharmaceuticals, Inc. (the “Company”) for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2024 (the “Amended Form 10-K”).

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Amended Form 10-K. Among other things, forward-looking statements made in the Amended Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Amended Form 10-K, and such forward-looking statements should be read in their historical context.

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

Communications with our Board of Directors

Stockholders seeking to communicate with our Board should submit their written comments to our interim Chief Executive Officer, John Brancaccio at info@hepionpharma.com. Mr. Brancaccio will forward such communications to each member of our Board; provided that, if in the opinion of Mr. Brancaccio it would be inappropriate to send a particular stockholder communication to a specific director, such communication will only be sent to the remaining directors (subject to the remaining directors concurring with such opinion).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. All of our employees, including our executive officers and directors, are required to comply with our Code of Business Conduct and Ethics.

The full text of the Code of Business Conduct and Ethics is posted on our website at http://www.hepionpharma.com/investors/governance. Any waiver of the Code of Business Conduct and Ethics for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Business Conduct and Ethics, or waivers from our Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Business Conduct and Ethics for our other executive officers and our directors on our website. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to info@hepionpharma.com.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31, 2023 and 2022.

				Non-equity incentive
				plan
			Options	compensation ($)
Name & Principal position	Year	Salary ($)	granted ($)	(1)	Total ($)
Dr. Robert Foster (2)	2023	528,123	0	0	528,123
Former Chief Executive Officer	2022	533,132	0	192,500	725,632
John Cavan	2023	400,000	0	0	400,000
Interim Chief Executive Officer and Chief Financial Officer	2022	383,333	0	112,000	495,333
Dr. Todd Hobbs (3)	2023	337,500	0	0	337,500
Former Chief Medical Officer	2022	425,000	0	153,000	578,000

(1)	Represents cash bonus payments earned based upon the achievement of corporate objectives established by our Compensation Committee for performance during the years ended December 31, 2023 and 2022, as further described above in “Variable Annual Cash Bonus Structure and Payouts.”

(2)	Dr. Foster left the Company in December 2023.

(3)	Dr. Hobbs left the Company in August 2023.

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

In addition, if Mr.Cavan’s employment is terminated:

(a)	by us without cause within 6 months prior to a change of control (as defined in the Cavan Agreement) that was pending during such 6 month period,

(b)	by Mr. Cavan for Good Reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Mr. Cavan would be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Cavan voluntarily without Good Reason, provided, if Mr. Cavan executes a written release with respect to certain matters, he will be entitled to a severance payment equal to his base compensation for 9 months from the date of termination and reimbursement of his payment of COBRA premiums for 6 months from the date of termination. In addition, all of Mr. Cavan’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

Outstanding Equity Awards as of December 31, 2023

	Number of Securities
	Underlying Unexercised		Option	Option
	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date(1), (2)
Dr. Robert Foster	9	—	10,304	6/10/2026
Former Chief Executive Officer	485	—	68.80	7/29/2029
	8,929	—	32.60	4/3/2030
	10,071	—	32.60	4/3/2030
	10,600	—	74.40	8/19/2030
	79,088	—	34.00	5/18/2031

John Cavan	9	—	13,552	4/1/2026
Interim Chief Executive Officer and Chief Financial Officer	2	—	12,320	8/26/2026
	2	—	6,496	7/20/2027
	291	—	64.80	7/24/2029
	9,178	—	32.60	4/3/2030
	1,573	—	32.60	4/3/2030
	8,000	—	74.40	8/19/2030
	0	3,030	34.00	5/18/2031
	51,625	5,346	34.00	5/18/2031

Director Compensation

During year ended December 31, 2023, our non-employee directors received the following compensation for their services on the Board and its committees:

Name	Cash Fees	Option Awards(1)	Total
Gary S. Jacob (2)	$93,813	$0	$93,813
John P. Brancaccio (3)	81,000	0	81,000
Timothy Block (4)	72,900	0	72,900
Kaouthar Lbiati (5)	75,375	0	75,375
Anand Reddi (6)	73,000	0	73,000
Petrus Wjjngaard (7)	78,000	0	78,000

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
(2)	As of December 31, 2023, Dr. Gary Jacob held 17,138 option awards all of which are exercisable.
(3)	As of December 31, 2023, Mr. Brancaccio held 14,566 option awards all of which are exercisable.
(4)	As of December 31, 2023, Dr. Block held 14,563 option awards all of which are exercisable.
(5)	As of December 31, 2023, Dr. Kaouthar Lbiati held 3,000 option awards of which 1,000 are exercisable.
(6)	As of December 31, 2023, Mr. Anand Reddi held 3,000 option awards of which 1,000 are exercisable.
(7)	As of December 31, 2023, Dr. Petrus Wijngaard held 13,000 option awards all of which are exercisable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Beneficial Owner	Number of Shares Beneficially Owned	Shares of common stock issuable upon exercise of stock options	Percentage of common stock Beneficially owned
Directors and Executive Officers
John Cavan	-	79,056	1.4
Dr. Robert Foster (1)	122	-	*
Dr. Todd Hobbs (2)	-	-	-
John Brancaccio	1,980	99,559	1.8
Dr. Timothy Block	-	99,558	1.8
Dr. Kaouthar Lbiati	-	86,000	1.5
Michael Purcell (3)	50,746	-	*
All current executive officers and directors as a group (5 persons)	52,848	364,173	7.2

* less than one percent.

(1) Dr. Foster left the Company as CEO in December 2023.

(2) Dr. Hobbs left the Company as CMO in September 2023.

(3) Includes 50,000 restricted stock units (RSUs) which vest upon a change of control. Mr. Purcell joined the Board of Hepion in March 2024.

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

Date: January 13, 2025

HEPION PHARMACEUTICALS, INC.

By:	/s/ John Brancaccio
John Brancaccio
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act, this Annual Report on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Brancaccio	Interim Chief Executive Officer and Chief Financial Officer	January 13, 2025
John Brancaccio	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Timothy Block	Director	January 13, 2025
Timothy Block

/s/ Kaouthar Lbiati	Director	January 13, 2025
Kaouthar Lbiati

	Director	January 13, 2025
Michael Purcell

