Form 10-K
period 2024-12-31
Hepion Pharmaceuticals, Inc.
filed 2025-04-08
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number 001-36856

HEPION PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2783806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Madison Ave, Suite 400- PMB# 4362, Morristown, New Jersey 07960

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

As of June 30, 2024, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $5.9 million based on the last reported sale price of the registrant’s common stock.

The number of shares of the registrant’s Common Stock outstanding as of April 8, 2025 was 10,975,276.

Documents Incorporated by Reference:

Parts of the registrant’s Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

		Page
Cautionary Note Regarding Forward-Looking Statements		3

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	40
Item 1C.	Cybersecurity	40
Item 2.	Properties	41
Item 3.	Legal Proceedings	41
Item 4.	Mine Safety Disclosures	41

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	42
Item 6.	[Reserved]	42
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	71
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	71

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	72

PART IV

Item 15.	Exhibits and Financial Statement Schedules	73
Item 16.	Form 10-K Summary	74

SIGNATURES		75

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

All share amounts included in this Annual Report have been retroactively adjusted to reflect a 1-for-50 reverse stock split, which took effect on March 17, 2025.

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2024 and if they continue to be ineffective could result in material misstatements in our financial statements.

Certain provisions in our certificate of incorporation and by-laws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company headquartered in Morristown, New Jersey, previously focused on the development of drug therapy for treatment of chronic liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

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

In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape.

On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND- NASH clinical trial. We did not have access to sufficient funding to complete the study, as designed. The wind-down activities were implemented to halt further clinical activities other than those which would allow for an orderly and patient safety manner that would meet the minimum FDA requirements for safely closing a clinical trial. All clinical trial activities were completed and the trial was closed in August 2024.trial.

On July 19, 2024, we along with Pharma Two B Ltd., a company organized under the laws of the State of Israel (“Parent”), and Pearl Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into us (the “Merger”), pursuant to which we would survive the Merger as an indirect wholly owned subsidiary of Parent.

Concurrently with the Merger, on July 19, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which we sold an aggregate of $2.9 million in principal amount of our Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). The Notes are due on the earlier of: (i) December 31, 2024, (ii) the date of the closing of the Merger, (iii) the date that the Merger is terminated pursuant to the terms of the Merger Agreement, or (iv) such earlier date as the Notes are required or permitted to be repaid as provided in the Note, as may be extended at the option of the holder of the Note as described in the Note.

On December 10, 2024, Parent informed us that Nasdaq would not exclude our historical losses from its burn rate calculation and as a result on December 10, 2024, we and Pharma Two B and Pearl entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Merger Agreement was terminated.

On January 23, 2025, we consummated a best efforts registered offering for 73,222 shares of common stock, Pre-Funded Warrants to purchase 480,624 shares of common stock, Series A Warrants to purchase 553,846 shares of common stock and Series B Warrant to purchase 553,846 shares of common stock for gross proceeds of $9,000,000. A portion of the net proceeds was used to repay the Notes along with accrued interest.

Rencofilstat

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

On June 10, 2016, we entered into an agreement with Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) to acquire 100% of the issued and outstanding shares of common stock of Ciclofilin. The transaction was accounted for as a business combination (in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations) and, as such, the Ciclofilin assets acquired, and liabilities assumed were recorded at their respective fair values as of the effective date of the executed agreement. The transaction had been accounted for using the acquisition method of accounting, which required that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition consisted of cash consideration and certain milestone payments (contingent consideration).

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

●	Phase 1:After an IND becomes effective, Phase 1 human clinical trials can begin. A product candidate is typically introduced either into healthy human subjects or in some cases, patients with the medical condition for which the product candidate is intended to be used. Generally, the purpose of a Phase 1 trial is to assess a product candidate’s safety and the ability of the human body to tolerate it at different dose levels. Absorption, metabolism, distribution and pharmacokinetic trials are also generally performed at this stage. Phase 1 trials typically evaluate these aspects of the investigational drug in both single doses, as well as multiple doses.

●	Phase 2:During Phase 2 clinical trials, a product candidate is generally studied in an exploratory trial or trials in a limited number of patients with the disease or medical condition for which it is intended to be used in order to (i) further identify any possible adverse side effects and safety risks, (ii) assess the preliminary or potential efficacy or biologic activity of the product candidate for specific targeted diseases or medical conditions, and (iii) assess dose tolerance and determine the optimal dose for a subsequent Phase 2 or Phase 3 trial. Phase 2 trials generally involve patients who are divided into one or more groups that will get one of several dose levels of the product candidate, and a control group that is not treated with the product candidate but either receives a placebo or a drug already on the market for the same indication. Typically, two or more Phase 2 studies will be conducted for a product candidate prior to advancing to Phase 3.

●	Phase 3:If and when one or more Phase 2 trials demonstrate that a specific dose or range of doses of a product candidate is potentially effective and has an acceptable safety profile, one or more Phase 3 trials may be undertaken to further demonstrate or confirm the clinical efficacy and safety of the investigational drug in an expanded patient population, with the goal of evaluating its overall risk-benefit relationship. Phase 3 trials are generally designed to reach a specific goal or endpoint, the achievement of which is intended to demonstrate the product candidate’s clinical efficacy. The successful demonstration of clinical efficacy and safety in one or more Phase 3 trials is typically a prerequisite to the filing of an NDA or BLA for a product candidate.

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

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization, and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs, which included a reduction in personnel in the first quarter of 2024.

As of December 31, 2024, we had no employees.

Corporate Information

We were incorporated under the laws of the State of Delaware in May 2013. Our principal executive offices are located at 55 Madison Ave, Suite 400- PMB #462, Morristown, New Jersey.

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

For the years ended December 31, 2024 and 2023, we had an accumulated deficit of $237.8 million, and $224.6 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, initiate new clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. For the years ended December 31, 2024 and 2023, we raised net proceeds of approximately $4.3 million and $4.5 million, respectively, through the sale of notes payable, common stock and warrants, to fund our future operations.

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

We expect future product candidates to be in the early stages of development and commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

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

The product candidates that we, or our collaborators, may develop require regulatory approval to advance through clinical development and to ultimately be marketed and sold and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety,efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical and biopharmaceutical products.

Our product candidates are also subject to similar regulation by foreign governments to the extent we seek to develop or market them in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidates’ safety and efficacy before they can be approved for the targeted indications. Our product candidates have not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidate based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidate through clinical development, and ultimately commercialize them, may:

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

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidates, and if those assumptions are incorrect, it may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidate may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

We need FDA approval prior to marketing our product candidates in the United States. If we fail to obtain FDA approval to market our product candidates, we will be unable to sell our product candidate in the United States and we will not generate any revenue.

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

If the manufacturers upon whom we intend to rely on fail to produce our product candidates, in the volumes that we require on a timely basis or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

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

We intend to rely on the third-party manufacturers of our product candidates to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements to produce these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidates would be delayed, which may significantly impact our ability to develop the product candidates. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

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

Government agencies promulgate regulations and guidelines directly applicable to us and to our product candidates. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our proposed product.

If third-party contract manufacturers upon whom we intend to rely on to formulate and manufacture our product candidates do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidates could be delayed or terminated or we could incur significant additional expenses.

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

Due to regulatory restrictions inherent in an IND, NDA or BLA, various steps in the manufacture of our product candidates may need to be sole-sourced. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidate for an extended period of time and therefore a delay in the development of our product candidate. Further, in order to maintain our development time lines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidate.

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

The use of any of our future product candidate in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. Such insurance coverage may not protect us against any or all the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

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

Risks Relating to the Commercialization of our Product Candidate.

We may delay or terminate the development of our product candidates at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

Even though the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of our product candidate, we may delay, suspend or terminate the future development of our product candidates at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidates is such that it may not receive FDA approval, gain meaningful market acceptance, generate a significant return to shareholders, or otherwise provide any competitive advantages in its intended indication or market.

If we fail to enter into or maintain collaborations or other sales, marketing and distribution arrangements with third parties to commercialize our product candidates, or otherwise fail to establish marketing and sales capabilities, we may not be able to successfully commercialize our products.

We currently have no infrastructure to support the commercialization of our product candidates, and have little, if any, experience in the commercialization of pharmaceutical products. Therefore, if our product candidates are successfully developed and ultimately approved for sale, our future profitability will depend largely on our ability to access or develop suitable marketing and sales capabilities. We anticipate that we will need to establish relationships with other companies, through license and collaborations agreements, to commercialize our product candidate in the U.S. and in other countries around the world. To the extent that we enter into these license and collaboration agreements, or marketing and sales arrangements with other companies to sell, promote or market our products in the U.S. or abroad, our product revenues, which may be in the form of indirect revenue, a royalty, or a split of profits, will depend largely on their efforts, which may not be successful. In the event we develop a sales force and marketing capabilities, this may result in us incurring significant costs before the time that we may generate any significant product revenues. We may not be able to attract and retain qualified third parties or marketing or sales personnel or be able to establish marketing capabilities or an effective sales force.

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

Risks Related to Our Intellectual Property

If we are unable to adequately protect or expand our intellectual property related to our future product candidates, our business prospects could be harmed.

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

Even if our product candidates receive regulatory approval in the United States, we may never receive approval to commercialize it outside of the United States.

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

We intend to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to seek or obtain regulatory approval for or commercialize our product candidates.

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

As of December 31, 2024, we do not have any full time employees. In December 2023, our board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs, which included a reduction in force. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our drug products and potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures, or imports, specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock could be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as:

●	a $1.00 minimum closing bid price;

●	stockholders’ equity of $2.5 million;

●	500,000 shares of publicly-held common stock with a market value of at least $1 million;

●	300 round-lot stockholders; and

●	compliance with Nasdaq’s corporate governance requirements, as well as additional or more stringent criteria that may be applied in the exercise of Nasdaq’s discretionary authority.

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

On September 3, 2024, we received written notice from Nasdaq indicating that the bid price for our Common Stock for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, we were not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 3, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during this 180 day period. If we are not in compliance by March 3, 2025, we may qualify for a second 180 calendar day compliance period. On March 5, 2025, Nasdaq informed us that we qualified for a second 180 calendar day compliance period until September 1, 2025. If we fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our Common Stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel.

On November 20, 2024, we received written notice from Nasdaq indicating that since our Form 10-Q for the period ended September 30, 2024 reported a stockholders’ deficit of ($406,685) and we did not meet the alternatives of minimum of $35 million market value of listed securities or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years (the “Listing Rule”), we no longer complied with the Listing Rule. Under the Listing Rule, we have 45 days to submit a plan to regain compliance. On January 3, 2025, we submitted a plan to regain compliance. On March 5, 2025, Nasdaq informed us that we comply with the Listing Rule for stockholder’s equity. However, if we fail to evidence compliance upon filing our next periodic report for the period ending March 31, 2025, we may be subject to delisting, which may be appealed to a hearings panel.

On March 18, 2025, we received written notice from Nasdaq indicating that the bid price for our common stock, for the last 10 consecutive business days, had closed below $0.10 per share and, as a result, we are subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

As such, unless we request an appeal of Nasdaq’s determination to delist our common stock from The Nasdaq Capital Market by March 25, 2025 and pay Nasdaq a hearing fee of $20,000, our common stock will be delisted from The Nasdaq Capital Market at the opening of business on March 27, 2025. On March 25, 2025, we requested a hearing and we are awaiting a hearing date. No guarantee can be provided that we will be successful in the appeal and that our common stock will continue to be listed on The Nasdaq Capital Market.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2024, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

The market price of our common stock may be volatile and adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to integrate operations, technology, products and services;

●	our ability to execute our business plan;

●	operating results below expectations;

●	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;

●	announcements of technological innovations or new products by us or our competitors;

●	loss of any strategic relationship;

●	industry developments, including, without limitation, changes in healthcare policies or practices or third-party reimbursement policies;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	catastrophic weather and/or global disease outbreaks, such as the COVID-19 pandemic; and

●	whether an active trading market in our common stock is maintained.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was signed into law that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform has not caused a material impact to our projection of minimal cash taxes or to our net operating losses as of December 31, 2024, the date of these consolidated financial statements. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Our Interim Chief Executive/Chief Financial Officer oversees our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 55 Madison Ave, Suite 400- PMB #462, Morristown, New Jersey, 07960.

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

Holders of Record

As of April 8, 2025, there were 659 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2024.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	7,813	$382	1,460

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

Overview

We are a biopharmaceutical company headquartered in Morristown, New Jersey, that was previously focused on the development of drug therapy for treatment of chronic liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

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

In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape.

On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND- NASH clinical trial. We did not have access to sufficient funding to complete the study, as designed. The wind-down activities were implemented to halt further clinical activities other than those which would allow for an orderly and patient safety manner that would meet the minimum FDA requirements for safely closing a clinical trial. All clinical trial activities were completed and the trial was closed in August 2024.

On July 19, 2024, we along with Pharma Two B Ltd., a company organized under the laws of the State of Israel (“Parent”), and Pearl Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into us (the “Merger”), pursuant to which we would survive the Merger as an indirect wholly owned subsidiary of Parent.

Concurrently with the Merger, on July 19, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which we sold an aggregate of $2.9 million in principal amount of our Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). The Notes are due on the earlier of: (i) December 31, 2024, (ii) the date of the closing of the Merger, (iii) the date that the Merger is terminated pursuant to the terms of the Merger Agreement, or (iv) such earlier date as the Notes are required or permitted to be repaid as provided in the Note, as may be extended at the option of the holder of the Note as described in the Note.

On December 10, 2024, Parent informed us that Nasdaq would not exclude our historical losses from its burn rate calculation and as a result on December 10, 2024, we and Pharma Two B and Pearl entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Merger Agreement was terminated.

On January 23, 2025, we consummated a best efforts registered offering for 73,222 shares of common stock, Pre-Funded Warrants to purchase 480,624 shares of common stock, Series A Warrants to purchase 553,846 shares of common stock and Series B Warrant to purchase 553,846 shares of common stock for gross proceeds of $9,000,000. A portion of the net proceeds was used to repay the Notes along with accrued interest.

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2024, we have an accumulated deficit of $237.8 million and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and for ongoing administrative expenses, and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Revenues	$—		$—
Costs and Expenses:
Research and development	11,847,348	35,639,656	(23,792,308)
General and administrative	7,499,230	9,618,298	(2,119,068)
Asset impairment loss	—	3,190,000	(3,190,000)
Loss from operations	(19,346,578)	(48,447,954)	(29,101,376)

Other income (expense):
Interest expense	(1,247,313)	(9,465)	(1,237,848)
Write-off related party note receivable	(600,000)	—	600,000
Change in fair value of contingent consideration and derivative financial instruments	7,599,263	(877,645)	8,476,908
Inducement expense	(2,567,044)	—	(2,567,044)
Loss before income taxes	(16,161,672)	(49,335,064)	(23,829,360)
Income tax benefit	2,969,252	409,022	2,560,230
Net loss	$(13,192,420)	$(48,926,042)	$(21,269,130)

We had no revenues during the years ended December 31, 2024 and 2023, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended December 31, 2024 and 2023 were $11.8 million and $35.6 million, respectively. The decrease of $23.8 million was primarily due to a $18.5 million decrease in clinical trial costs and drug development primarily for our phase 2b study, a $2.9 million decrease in employee compensation costs due to reduced headcounts and a $1.0 million decrease in stock-based compensation costs. Also, there is a decrease of $0.7 million due to the absence of the one-time restructuring charge related to the strategic restructuring plan implemented in Q4 2023.

General and administrative expenses for the years ended December 31, 2024 and 2023 amounted to $7.5 million and $9.6 million, respectively. The decrease of $2.1 million is primarily due to a $1.4 million decrease in employee compensation costs, and a $0.7 million decrease in stock-based compensation costs.

For the year ended December 31, 2023, we incurred an impairment to our in-process research and development asset of $3.2 million. Our in-process research and development asset was impaired in 2023 due to the slowdown of our Phase2b study, the delayed timeline of our clinical trials and our removal of Hepatitis B as a second indication to focus solely on Rencofilstat.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through December 31, 2024 primarily through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.

On January 23, 2025, we consummated a best efforts registered offering for 73,222 shares of common stock, Pre-Funded Warrants to purchase 480,624 shares of common stock, Series A Warrants to purchase 553,846 shares of common stock and Series B Warrant to purchase 553,846 shares of common stock for gross proceeds of $9,000,000. A portion of the net proceeds was used to repay the Notes along with accrued interest.

Future Funding Requirements

We have no products approved for commercial sale. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of December 31, 2024, we had an accumulated deficit of $237.8 million. We expect to continue to incur significant losses for the foreseeable future.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidates derived from these technologies. We believe that we will continue to expend substantial resources for the foreseeable future in connection with our anticipated acquisition of an asset in connection with our strategic alternatives strategy. In addition, other unanticipated costs may arise.

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidate and programs, and of conducting preclinical studies and clinical trials;

●	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidate that we may pursue;

●	the stability, scale and yields during the manufacturing process as we scale-up production and formulation of our product candidate for later stages of development and commercialization;

●	the timing of, and the costs involved in, obtaining regulatory and marketing approvals and developing our ability to establish sales and marketing capabilities, if any, for our current and future product candidates we develop if clinical trials are successful;

●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost of commercialization activities for our current and future product candidates that we may develop, whether alone or with a collaborator;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and

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

The consolidated financial statements as of December 31, 2024 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will be required to raise additional capital to continue to fund operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to (i) acquire new product candidates; or (ii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize on unfavorable terms.

Cash Flows

The following table summarizes our cash flows for the following periods:

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(18,216,303)	$(40,888,878)
Investing activities	(600,000)	(14,304)
Financing activities	4,349,707	4,494,950

As of December 31, 2024, we had a working capital deficit of $1.5 million compared to working capital of $12.2 million as of December 31, 2023. The decrease of $13.7 million in working capital is primarily related to cash spend related to our wind-down activities and operating costs, offset by $3.0 million in proceeds received from sales of our state NOLs.

Operating Activities:

As of December 31, 2024, we had $0.4 million in cash. Net cash used in operating activities was $18.2 million for the year ended December 31, 2024 consisting primarily of our net loss of $13.2 million, adjusted for an increase in non-cash charges of $5.3 million, primarily for stock-based compensation, amortization of debt discount, write-off of the loan to Pharma Two B and warrant related inducement expense, partially offset by $7.6 million in change in fair value of contingent consideration and the change in fair value of derivative warrants. Changes in working capital accounts had a negative impact of $2.7 million on cash primarily due to an increase in accounts payable, accrued expenses and prepaid expenses.

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

Investing Activities:

Net cash used in investing activities during the year ended December 31, 2024 and 2023 was $600,000 and de minimis, respectively. The $600,000 used in investing activity during the year ended December 31, 2024 related to the loan to Pharma Two B.

Financing Activities:

Net cash provided by financing activities was $4.4 million and $4.5 million for the year ended December 31, 2024 and 2023, respectively, primarily due to the exercise of warrants (induced), and the equity and debt issuance under a Securities Purchase Agreement, in 2024 ..and the issuance of common stock and warrants in 2023.

CRITICAL ACCOUNTING ESTIMATES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

Financial instruments consist of cash, accounts payable, contingent consideration and derivative financial instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for contingent consideration and derivatives. We record contingent consideration and our derivative financial instruments at fair value at the end of each reporting period.

Contingent consideration was related to the acquisition of Ciclofilin and recorded on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash, upon the achievement of certain milestones and in 2016 was estimated based on a probability-weighted discounted cash flow model. For the year ended December 31, 2023, significant assumptions used to calculate the fair value of the contingent consideration included the discount rate, projected milestone achievement dates, and the probability of success. For the year ended December 31, 2024, the fair value of the contingent consideration is zero as management concluded the milestones will not be achieved.

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

We continue to maintain a full valuation allowance for our U.S and foreign net deferred tax assets. Income tax expense for the years ended December 31, 2024 and 2023 are related to our foreign operations. For the year ended December 31, 2024, we received $3.0 million in proceeds from sales of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2024 and 2023, we had prepaid research and development costs of $0 million and $2.5 million, respectively.

In-Process Research and Development

In-Process Research and Development (“IPR&D”) acquired in a business combination is capitalized as indefinite-lived assets on our consolidated balance sheets at the acquisition-date fair value. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hepion Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hepion Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Warrant Inducement Transaction – Refer to Note 4 to the financial statements

Critical Audit Matter Description

On February 16, 2024, the Company entered into an agreement with a current warrant holder to exercise the outstanding Series B Warrants (the “Inducement”). Pursuant to the terms of the Inducement, the holder agreed to exercise the Series B Warrant in full and purchase a total of 980,393 shares of common stock at a reduced price of $2.10 per share, generating total gross cash proceeds of $2,058,825.

In connection with the Inducement, the Company agreed to amend the terms of the October 2023 Series A common stock purchase warrant held by a purchaser in the offering to reduce the exercise price thereof to $1.91 per share and to extend the expiration date to February 2029. All of the other terms of the October 2023 Series A common stock purchase warrant will remain unchanged. Additionally, the Company issued to the investor unregistered Series B-1 Warrants to purchase up to an aggregate of 735,295 shares of common stock and Series B-2 Warrants to purchase up to an aggregate of 735,295 shares of common stock. The Series B-1 and Series B-2 Warrants will have an exercise price of $1.91 per share, will be exercisable immediately following the date of issuance and will expire in 5 years and 1.5 years, respectively.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields.

In connection with the Inducement, the Company recognized total inducement expense of $2,567,044 during the year ended December 31, 2024.

The principal consideration for our determination that the evaluation of the inducement transaction was a critical audit matter is the high degree of subjectivity and judgment by management in determining (1) the accounting conclusions related to the treatment of new warrants issued and the prior warrants modified in the context of the inducement transaction and (2) the fair values of the warrants given the sensitivity of the underlying significant assumptions specifically the expected volatility. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We evaluated the appropriateness of management’s accounting conclusions related to the treatment of new warrants issued and the prior warrants modified in the context of the inducement transaction.

●	We involved our fair value specialist who assisted in evaluating the reasonableness of management’s valuation methodology and significant assumptions in the valuation model, including the expected volatility.

●	We evaluated the competency and objectivity of management’s expert engaged to perform the valuation.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

April 8, 2025

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash	$406,408	$14,785,880
Prepaid expenses	1,207,329	2,701,960
Total current assets	1,613,737	17,487,840
Property and equipment, net	—	29,487
Right-of-use assets	—	212,878
Other assets	—	364,192
Total assets	$1,613,737	$18,094,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$220,202	$2,348,829
Accrued expenses	23,684	2,439,351
Operating lease liabilities, current	—	115,916
Notes payable, current	2,900,000	—
Short-term portion of contingent consideration	—	386,000
Total current liabilities	3,143,886	5,290,096
Contingent consideration, non-current	—	1,634,000

Operating lease liabilities, non-current	—	93,104
Derivative financial instruments—warrants	333,189	3,796,390
Total liabilities	3,477,075	10,813,590
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at December 31, 2024 and 2023, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at December 31, 2024 and 2023.	839,320	839,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 139,168 and 96,375 shares issued and outstanding at December 31, 2024 and 2023, respectively.	14	10
Additional paid-in capital	234,252,981	230,291,834
Accumulated other comprehensive income (loss)	8,345	(78,779)
Accumulated deficit	(237,819,806)	(224,627,386)
Total stockholders’ equity	(1,863,338)	7,280,807
Total liabilities and stockholders’ equity	$1,613,737	$18,094,397

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Revenues	$—	$—
Costs and expenses:
Research and development	11,847,348	35,639,656
General and administrative	7,499,230	9,618,298
Asset impairment loss	—	3,190,000
Total operating expenses	19,346,578	48,447,954
Loss from operations	(19,346,578)	(48,447,954)

Other income (expense):
Interest expense, net	(1,247,313)	(9,465)
Write-off related party note receivable	(600,000)	—
Change in fair value of contingent consideration and derivative financial instruments	7,599,263	(877,645)
Inducement expense	(2,567,044)	—
Loss before income taxes	(16,161,672)	(49,335,064)
Income tax benefit (expense)	2,969,252	409,022
Net loss	$(13,192,420)	$(48,926,042)

Weighted average common shares outstanding:
Basic and diluted	122,894	79,416

Net loss per common share: (see Note 11)
Basic and diluted	$(107.35)	$(616.07)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2024	2023
Net loss	$(13,192,420)	$(48,926,042)
Other comprehensive income (loss):
Foreign currency translation	87,124	11,389
Total other comprehensive income (loss)	87,124	11,389
Comprehensive loss	$(13,105,296)	$(48,914,653)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	85,581	855,808	1,801	840,320	76,230	8	223,951,313	(90,168)	(175,701,344)	49,855,937

Net loss	—	—	—	—	—	—	—	—	(48,926,042)	(48,926,042)
Other comprehensive loss	—	—	—	—	—	—	—	11,389	—	11,389
Stock-based compensation expense	—	—	—	—	—	—	1,340,311	—	—	1,340,311
Stock-based liability awards converted to equity	—	—	—	—	—	—	2,983,006	—	—	2,983,006
Issuance of common stock in connection with stock split	—	—	—	—	536	—	—	—	—	—
Conversion of preferred stock to common	—	—	(113)	(1,000)	1	—	1,000	—	—	—
Issuance of common stock, net	—	—	—	—	8,000	1	39	—	—	40
Warrant exercises	—	—	—	—	11,608	1	2,016,165	—	—	2,016,166
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	96,375	$10	$230,291,834	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(13,192,420)	(13,192,420)
Other comprehensive income/loss	—	—	—	—	—	—	—	87,124	—	87,124
Stock-based compensation expense	—	—	—	—	—	—	791,645	—	—	791,645
Warrant exercises, net	—	—	—	—	13,088	1	2,300,688	—	—	2,300,689
Issuance of shares in abeyance	—	—	—	—	6,520	1—	(1)	—	—	—
Issuance of common stock	—	—	—	—	23,185	2	868,815	—	—	868,817
Balance at December 31, 2024	85,581	$855,808	1,688	$839,320	139,168	$14	$234,252,981	$8,345	$(237,819,806)	$(1,863,338)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,192,420)	$(48,926,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	791,645	1,340,311
Depreciation	30,758	67,131
Amortization of debt discount	1,268,817	—
Inducement expense	2,567,044	—
Write-off related party note receivable	600,000	—
Change in fair value of derivative instrument-warrants	(5,579,263)	1,317,646
Change in fair value of contingent consideration	(2,020,000)	(440,000)
Change in deferred tax liability	—	(409,022)
Impairment of in-process research and development	—	3,190,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,545,565)	302,919
Right of use asset	212,878	89,825
Operating lease liability	(209,020)	(96,712)
Prepaid expenses and other assets	1,858,823	2,675,066
Net cash used in operating activities	(18,216,303)	(40,888,878)

Cash flows from investing activities:
Purchase of property and equipment	—	(14,304)
Investment in related party receivable	(600,000)	—
Net cash used in investing activities	(600,000)	(14,304)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of issuance costs	—	4,494,950
Proceeds from exercise of warrants, net	1,849,707	—
Proceeds from equity and debt issuance under SPA, net of discount	2,500,000	—
Net cash (used in) provided by financing activities	4,349,707	4,494,950
Effect of exchange rates on cash	87,124	5,024
Net decrease in cash	(14,379,472)	(36,403,208)
Cash at beginning of period	14,785,880	51,189,088
Cash at end of period	$406,408	$14,785,880

Supplementary disclosure of cash flow information:
Cash paid for interest	$—	$—
Supplementary disclosure of non-cash financing activities:
Conversion of Series C convertible preferred stock	$—	$1,000
Inducement expense for issuance of Series B-1 and B-2 warrants	2,821,399	—
Stock-based liability awards reversed to additional paid-in capital	—	2,983,006
Operating lease asset additions	—	252,118

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Business Overview

Hepion Pharmaceuticals, Inc. (we, our, or us) is a biopharmaceutical company headquartered in Morristown, New Jersey, that was previously focused on the development of drug therapy for treatment of chronic liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

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

In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. We incurred a one-time restructuring charge of approximately $0.7 million in the fourth quarter of 2023. Additionally, we initiated a process to explore a range of strategic and financing alternatives focused on maximizing stockholder value within the current financial environment and NASH drug development landscape.

On April 19, 2024, we announced that we have begun wind-down activities in our ASCEND- NASH clinical trial. We did not have access to sufficient funding to complete the study, as designed. The wind-down activities were implemented to halt further clinical activities other than those which would allow for an orderly and patient safety manner that would meet the minimum FDA requirements for safely closing a clinical trial. All clinical trial activities were completed and the trial was closed in August 2024.

On July 19, 2024, we along with Pharma Two B Ltd., a company organized under the laws of the State of Israel (“Parent”), and Pearl Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into us (the “Merger”), pursuant to which we would survive the Merger as an indirect wholly owned subsidiary of Parent.

Concurrently with the Merger, on July 19, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which we sold an aggregate of $2.9 million in principal amount of our Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). The Notes are due on the earlier of: (i) December 31, 2024, (ii) the date of the closing of the Merger, (iii) the date that the Merger is terminated pursuant to the terms of the Merger Agreement, or (iv) such earlier date as the Notes are required or permitted to be repaid as provided in the Note, as may be extended at the option of the holder of the Note as described in the Note.

On December 10, 2024, Parent informed us that Nasdaq would not exclude our historical losses from its burn rate calculation and as a result on December 10, 2024, we and Pharma Two B and Pearl entered into an agreement to terminate the Merger Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Merger Agreement was terminated.

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

On March 17, 2025, we effected a reverse stock split of our voting common stock at a ratio of one-for-fifty (the “Reverse Stock Split”). When the Reverse Stock Split became effective, every fifty (50) shares of our issued and outstanding Common Stock immediately prior to the effective time was automatically reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of Common Stock issuable upon the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the Reverse Stock Split and causes a proportionate increase in the conversion and exercise prices of such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time was reduced proportionately. The Reverse Stock Split did not change the total number of authorized shares of Common Stock or preferred stock.

Going Concern

As of December 31, 2024, we had $0.4 million in cash, an accumulated deficit of $237.8 million, and working capital deficit of $1.5 million. For the year ended December 31, 2024, cash used in operating activities was $18.2 million and we had a net loss of $13.2 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On January 23, 2025, we consummated a “best efforts” public offering of 553,846 shares of common stock (or pre-funded warrants in lieu thereof) with each share of common stock (or pre-funded warrant) accompanied by (i) a series A common warrant to purchase one (1) common share at an exercise price of $20.00 per share and (ii) a series B common warrant to purchase one (1) common share at an exercise price of $20.00 per share. The gross proceeds of the public offering were approximately $9.0 million before deducting placement agent fees and offering expenses and were used to repay certain indebtedness and for general corporate purposes, including working capital, operating expenses and capital expenditures. Refer to Note 14.

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

Cash

As of December 31, 2024 and 2023, the amount of cash was $0.4 million and $14.8 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.

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

Property, equipment and depreciation

As of December 31, 2024 and 2023, we had $0 and $29,487, respectively, of property and equipment, consisting primarily of lab equipment, computer equipment, and furniture and fixtures. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2024 or December 31, 2023.

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

In-Process Research and Development (“IPR&D”) acquired in a business combination is capitalized as indefinite-lived assets on our consolidated balance sheets at the acquisition-date fair value. IPR&D relates to amounts that arose in connection with the acquisition of Ciclofilin. Once the project is completed, the carrying value of the IPR&D is reclassified to other intangible assets, net and is amortized over the estimated useful life of the asset. Post-acquisition research and development expenses related to the IPR&D projects are expensed as incurred. The projected discounted cash flow models used to estimate the fair values of our IPR&D assets, acquired in connection with the Ciclofilin acquisition, reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including: (i) probability of successfully completing clinical trials and obtaining regulatory approval; (ii) market size, market growth projections, and market share; (iii) estimates regarding the timing of and the expected costs to advance clinical programs to commercialization; (iv) estimates of future cash flows from potential product sales; and (v) a discount rate. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The use of different inputs and assumptions could increase or decrease our estimated discounted future cash flows, the resulting estimated fair values and the amounts of related impairments, if any.

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

We continue to maintain a full valuation allowance for our U.S. and foreign net deferred tax assets.

Under the provisions of the Internal Revenue Code, the net operating loss (NOL) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Internal Revenue Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits. We believe that additional ownership changes have likely occurred since that time as a result of equity offerings and other changes in the ownership of our stock. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be further limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2024 and 2023, we had prepaid research and development costs of $0 million and $2.5 million, respectively.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Share-based payments

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 10). We account for awards granted to employees that are in excess of what is available to grant as a liability recorded at fair value each reporting period in the consolidated financial statements. ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2024 and 2023, we determined that 3% is our forfeiture rate based on historical experience. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment gain was $0.1 million and de minimis for the years ended December 31, 2024 and 2023, respectively. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains was $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker views our operations and manages the business in one segment. The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Interim Chief Executive Officer has the responsibility as the CODM and reviews and assesses the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources is consolidated net loss. The CODM uses consolidated net loss to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes.

Net loss per share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, (“ASC 260”) for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period.

Recent Accounting Pronouncements

On January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280). The new guidance improves reportable segment disclosures primarily through enhanced disclosures about significant segment expenses and by requiring current annual disclosures to be provided in interim periods. The new guidance is to be applied retrospectively to all prior periods presented unless impracticable to do so. As the guidance requires only additional disclosure, there are no effects of this standard on the Company’s financial position, results of operations or cash flows. This adoption did not have a material impact on the consolidated financial statements.

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

Concurrently with the Merger, on July 19, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which the Company sold an aggregate of $2.9 million in principal amount of the Company’s Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). In addition, pursuant to the SPA, the Company issued to the purchasers an aggregate 23,185 shares of Common Stock (see Note 6).

The Merger was expected to be consummated in the fourth quarter of 2024, however, on December 11, 2024, the Company announced the termination of the Merger Agreement, as Pharma Two B informed the Company that Nasdaq will not exclude historical losses of the Company from its burn rate calculation.

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2024, there were 85,581 shares outstanding. During the years ended December 31, 2024 and 2023, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 89 common stock warrants that expired in July 2023. As of December 31, 2024, there were 1,688 shares outstanding. During the year ended December 31, 2023, 113 shares of the Series C were converted into 1 shares of our common stock. There were no conversions for the year ended December 31, 2024. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.0092 per share (subject to adjustments upon the occurrence of certain dilutive events).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Common Stock and Warrant Offering

On September 28, 2023, we entered into a securities purchase agreement with an institutional investor for the purchase and sale of 8,000 shares of our common stock (or common stock equivalents in lieu thereof) at a purchase price of $255.00 per share and pre-funded warrants to purchase up to 11,608 shares at a offering price of $254.50 in a registered direct offering priced at-the-market under Nasdaq rules. In addition, in a concurrent private placement, we issued to the investor unregistered Series A Warrants to purchase up to an aggregate of 19,608 shares of common stock and Series B Warrants to purchase up to an aggregate of 19,608 shares of common stock. The Series A and Series B Warrants will have an exercise price of $242.50 per share, will be exercisable immediately following the date of issuance and will expire in 5 years and 1.5 years, respectively. The closing of the registered direct offering and the concurrent private placement was on October 3, 2023. We received gross proceeds of $5.0 million, before deducting the underwriting discount and other offering expenses of approximately $0.5 million that was recorded as general and administrative costs in our consolidated statement of operations. All of the pre-funded warrants were exercised in the fourth quarter of 2023.

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

On February 16, 2024, the Company entered into an agreement with a current warrant holder to exercise the outstanding Series B Warrants (the “Series B Warrant Agreement”). Pursuant to the terms of the Series B Warrant Agreement, the holder agreed to exercise the Series B Warrant in full and purchase a total of 19,608 shares of common stock at a reduced price of $105.00 per share, generating total gross cash proceeds of $2,058,825.

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

In connection with the offering, the Company agreed to amend, effective upon the closing of this offering, the terms of the October 2023 Series A common stock purchase warrant held by a purchaser in the offering to reduce the exercise price thereof to $95.50 per share and to extend the expiration date to February 2029. All of the other terms of the October 2023 Series A common stock purchase warrant will remain unchanged.

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

Additionally, as part of the Series B Warrant Agreement, we issued to the investor unregistered Series B-1 Warrants to purchase up to an aggregate of 14,706 shares of common stock and Series B-2 Warrants to purchase up to an aggregate of 14,706 shares of common stock, collectively the “New Warrant Shares”. The Series B-1 and Series B-2 Warrants will have an exercise price of $95.50 per share, will be exercisable immediately following the date of issuance and will expire in 5 years and 1.5 years, respectively. The grant date value of the New Warrant Shares issued of $2,821,000 was recorded as inducement expense within other expenses in the Company’s consolidated statement of operations.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 5). The following assumptions were used to measure the Series A and Series B Warrants at modification and to remeasure the liability as of December 31, 2024 and December 31, 2023 and to measure Series B-1 and B-2 at issuance and to remeasure the liability as of December 31, 2024.

	Series A Warrants
	December 31,	December 31,
	2024	2023
Stock price	$23.50	$162.00
Expected warrant term (years)	4.1 years	4.5 years
Risk-free interest rate	4.3%	3.9%
Expected volatility	90.1%	116.6%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Series B Warrants
	Pre-Modification	Post-Modification
	February 16,	February 16,	December 31,
	2024	2024	2023
Stock price	$128.00	$128.00	$162.00
Expected warrant term (years)	1.1 years	n/a	1.5 years
Risk-free interest rate	4.9%	n/a	4.6%
Expected volatility	143.0%	n/a	122.1%
Dividend yield	—	—	—

	Series B-1 Warrants		Series B-2 Warrants
	February 16,	December 31,	February 16,	December 31,
	2024	2024	2024	2024
Stock price	$128.00	$23.50	$128.00	$23.50
Expected warrant term (years)	5.0 years	4.1 years	1.5 years	0.6 year
Risk-free interest rate	4.3%	4.3%	4.8%	4.2%
Expected volatility	116.0%	90.1%	130.0%	92.6%
Dividend yield	—	—	—	—

The following table sets forth the components of changes in our derivative financial instruments liability balance for the year ended December 31, 2024 and 2023.

	Number of	Derivative
	Warrants	Instrument
Date	Outstanding	Liability
Balance of derivative liability at December 31, 2022	—	—
Issuance of Series A, Series B and Pre-funded warrants	50,824	8,889,100
Exercise of warrants	(11,608)	(2,016,166)
Change in fair value of warrants	—	(3,076,544)
Balance of derivative liability at December 31, 2023	39,216	$3,796,390
Issuance of Series B-1 and Series B-2 warrants *	29,412	2,821,399
Modification of Series A warrants *	—	346,869
Modification of Series B warrants *	—	(601,224)
Exercise of Series B warrants	(19,608)	(450,982)
Change in fair value of warrants	—	(5,579,263)
Balance of derivative liability at December 31, 2024	49,020	$333,189

*	In connection with issuance of Series B-1 and B-2 warrants and modification of Series A and Series B warrants, the Company recognized total inducement expense of $2,567,044 during the year ended December 31, 2024.

5. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at December 31, 2024 and 2023.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2024:
Contingent consideration	$—	$—	$—	$—
Derivative liabilities related to warrants	$333,189	$—	$333,189	—

As of December 31, 2023:
Contingent consideration	$2,020,000	$—	$—	$2,020,000
Derivative liabilities related to warrants	$3,796,390	$—	$3,796,390	$—

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for years ended December 31, 2024 and 2023. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model.

At December 31, 2024 and 2023, the assumptions we used to calculate the fair value were as follows:

	Assumptions
	December 31, 2024	December 31, 2023
Discount rate	n/a	11.5%
Stock price	n/a	n/a
Projected milestone achievement dates	n/a	Mar 2023 — Sep 2030
Probability of success of milestone achievements	0%	13% — 40%

As of June 30, 2024, $0 was recorded as a current liability and as non-current liability based upon management’s best estimate using the latest available information. Management reviewed and updated the assumptions at June 30, 2024 and reduced the contingent consideration to $0 because the projected milestones upon which the liability was based will not be achieved. There was no change in the assumptions at December 31, 2024, and therefore the liability was $0.

The following table presents the change in fair value of the contingent consideration for the years ended December 31, 2024 and 2023.

Acquisition-related Contingent Consideration
Liabilities:
Balance at December 31, 2022	$2,460,000
Change in fair value recorded in earnings	(440,000)
Balance at December 31, 2023	2,020,000
Change in fair value recorded in earnings	(2,020,000)
Balance at December 31, 2024	$—

6. Notes Payable

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

On December 11, 2024, the Company announced that it had entered into a termination agreement with Pharma Two B Ltd. which terminates the merger agreement between the two parties that was previously entered into on July 19, 2024. The termination of the merger triggered the notes to become due and payable, and began accruing interest at 14%. The accrued and unpaid interest was $23,684 as of December 31, 2024.

Subsequent to December 31, 2024, the notes payable was paid off with proceeds from the 2025 financing - see Note 14 Subsequent Events.

December 31, 2024
Principal	$2,900,000
Discount	(1,268,817)
Amortization of debt discount	1,268,817
Net carrying amount	$2,900,000

7. Related Party Transaction

As part of the July 19, 2024 Securities Purchase Agreement discussed in Note 6, the Company provided a $600,000 loan to Pharma Two B from the net proceeds from the transaction. The outstanding principal under this promissory note will be paid to, together with accrued interest, on the earlier of: (i) December 31, 2024 and (ii) the date that the Business Combination is terminated pursuant to the terms of the Merger Agreement. In the event the Business Combination is consummated, the outstanding principal amount under this promissory note, together with all accrued interest, shall be deemed to be paid in full and this note shall automatically be terminated and Pharma Two B shall have no further obligations hereunder. All payments shall be applied, first, to interest and then to principal, and the principal amount of this note may be prepaid in whole or in part at any time without penalty, in which event interest shall cease to accrue on the portion of the principal so prepaid.

On December 11, 2024, the Company announced that it had entered into a termination agreement with Pharma Two B Ltd. which terminates the merger agreement between the two parties that was previously entered into on July 19, 2024.

We were subsequently notified that Pharma Two B has filed for insolvency proceedings with the court and therefore are unable to fulfil its financial obligations regarding the loan payable. As a result, we have written off the receivable from Pharma Two B.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8. Property and Equipment, net

Property and equipment are stated at cost and depreciated using the straight-line method, based on useful lives as follows:

	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Equipment	3.0 years	$358,548	$346,770
Furniture and fixtures	7.0 years	62,183	62,183
Less: Accumulated depreciation		(420,732)	(379,466)
		$—	$29,487

Depreciation expense for the years ended December 31, 2024 and 2023 was de minimis and $0.1 million, respectively.

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2024	2023
Research and development	$—	$1,268,560
Professional fees	—	319,157
Other	23,684	851,634
Total accrued expenses	$23,684	$2,439,351

At December 31, 2023, Other accrued expenses includes approximately $0.7 million for restructuring costs. In December 2023, the board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs. The restructuring costs of approximately $0.7 million are related to severance amounts due to members of our clinical team and were recorded to research and development costs in the consolidated statement of operations at December 31, 2023. As part of this process, we formally communicated the termination of employment to 6 employees and terminated none of the employees during 2023. We incurred further restructuring costs of less than $0.1 million during the year ended December 31, 2024. As of December 31, 2024, the restructuring plan was completed and there were no additional accruals.

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

In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. On March 6, 2024 pursuant to the 2023 Plan, we granted 1,000 RSUs with a fair value of $114.50 per share, which vest upon the earlier of (i) one year after date of grant or (ii) change of control of the Company. In addition, during the three months ended March 31, 2024, the Company granted 6,800 options with a term of 2 to 10 years that were vested upon issuance. Subsequent to the grant of these options, we had 1,460 awards available for grant from the 2023 Plan.

We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
General and administrative	$791,645	$1,456,692
Research and development	—	960,223
Total stock-based compensation expense	$791,645	$2,416,915

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of stock option activity under the Plan is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2023	7,835	$2,429.00	$—	5.17 years
Granted	6,800	$128.00	$—
Forfeited	(6,821)	$2,357.00	$—
Balance outstanding, December 31, 2024	7,813	$382.00	$—	8.75 years
Awards outstanding, vested awards and those expected to vest at December 31, 2024	7,813	$382.00	$—	8.75 years
Vested and exercisable at December 31, 2024	7,793	$381.50	$—	8.75 years

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted.

Year Ended December 31,
2024
Stock price	$128.00
Risk-free interest rate	4.29 - 4.64%
Dividend yield	—
Expected volatility	116.7%
Expected term (in years)	2.0 years - 6.0 years

The total fair value of awards vested during the year ended December 31, 2024 and 2023 was $0.7 million and $2.7 million, respectively.

As of December 31, 2023, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Forfeitures—ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2024 and 2023, we determined that 3% is our forfeiture rate based on historical experience. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

11. Income Taxes

We provide for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Under ASC 740, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Our loss before income taxes was $16.2 million and $49.3 million for the years ended December 31, 2024 and 2023, respectively, and was generated entirely in the United States and Canada.

Income tax benefit for the year ended December 31, 2024 was $3.0 million and was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. Income tax benefit for the year ended December 31, 2023 was $0.4 million was related to the impairment of our IPR&D asset.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

The significant components of our deferred tax assets are comprised of the following:

	As of December 31,
	2024	2023
Federal NOL	$22,892,219	$19,036,151
State NOL	4,237,665	4,588,524
Research and development credits	1,643,510	3,042,677
IRC 174 capitalization	15,282,658	15,068,767
Lease liability	—	58,756
Fixed Assets	75,714	—
Stock compensation & other	523,652	2,812,248
Total	44,584,134	44,607,123
Deferred tax asset valuation allowance	(44,584,134)	(44,544,637)
Total deferred tax asset	—	62,486

In-Process R&D	—	—
Right-of-use asset	—	(62,486)
Total deferred tax liability	—	(62,486)

Net deferred tax liability	$—	$-

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses since inception, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for all deferred tax assets as of December 31, 2024 and 2023.

The valuation allowance did not significantly change and increased by $13.4 million for the years ended December 31, 2024 and 2023, respectively, due primarily to the generation of net operating losses during these periods.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2024	2023
U.S. statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	9.1%	6.4%
Sale of New Jersey tax benefits	18.4%	—
Research and development credits	3.2%	2.9%
Contingent consideration and warrants	6.6%	(0.1)%
Foreign tax differential	0.1%	(1.7)%
Return to Provision adjustments	(7.9)%	—
Deferred Tax adjustments	(31.6)%	—
Other	0.0%	0.5%
Valuation allowance	(0.5)%	(29.8)%
Effective tax rate	18.4%	(0.8)%

As of December 31, 2024 and 2023, we had U.S. federal and state net operating loss carryforwards of $160.1 million and $148.0 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2037. We also had federal and state research and development tax credit carryforwards of approximately $1.6 million as of December 31, 2024, which will begin to expire in December 2027.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service (“IRS”) and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, respectively, as well as similar state tax provisions. This could limit the amount of tax attributes that we can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The utilization of these NOLs is subject to limitations based on past and future changes in our ownership pursuant to Section 382. We completed a Section 382 study of transactions in our stock through December 31, 2021 and concluded that we have experienced ownership changes since inception that we believe under Section 382 and 383 of the Code will result in limitations on our ability to use certain pre-ownership change NOLs and credits, which have been removed from the table above. We believe that additional ownership changes have likely occurred since that time as a result of subsequent equity offerings and other changes in the ownership of our stock. As a result, the amount of the NOLs and tax credit carryforwards presented in our consolidated financial statements could be further limited. Similar provisions of state tax law may also apply to limit the use of accumulated state tax attributes.

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

12. Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
Basic and diluted net loss per common share	2024	2023
Numerator:
Net loss	$(13,192,420)	$(48,926,042)
Denominator:
Weighted average common shares outstanding	122,894	79,416
Net loss per share of common stock—basic and diluted	$(107.35)	$(616.07)

In connection with series B warrants exercise (see Note 4), 6,520 warrants that were exercised during the quarter ended March 31, 2024 were not yet issued as common stock and are held by the Company in abeyance, were included in the Company’s calculation of basic and diluted loss per share. The shares of common stock held by the Company in abeyance are considered outstanding for the purposes of computing earnings per share, as these shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

The 6,520 warrants that were exercised during the quarter ended March 31, 2024 were issued as common stock in June 2024.

The following outstanding securities at December 31, 2024 and 2023 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive given the net loss in both periods:

	December 31,
	2024	2023
Common shares issuable for:
Series A preferred stock	3	3
Series C preferred stock	16	16
Restricted Stock Units	1,000	—
Stock options	7,813	7,835
Warrants – liability classified	49,020	39,216
Warrants – equity classified	1,795	4,220
Total	59,647	51,290

The strike prices for the equity classified warrant ranges from $1,875- $2,500 each and the expiration dates are in 2025 and 2026.

13. Commitments and Contingencies

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

Leases

In July 2014, we entered into a lease for corporate office space in Edison, New Jersey (“Edison Lease”). In July 2017, we entered into the first amendment to the Edison Lease expanding the office footprint and extending the Edison Lease for an approximate 5-year period that ended on March 31, 2023. In August 2023, we signed a second amendment to the Edison Lease in which we reduced our corporate office space and extended the lease for a period of 2.3 years ending July 31, 2025. As of December 2024, we had paid all outstanding rent on the lease, terminated the lease and vacated the office.

In October 2019, we entered into a 3-year lease for office and research laboratory space in Edmonton, Canada, which expired on September 30, 2022 and we leased this space on a month-to-month basis until December 31, 2023.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

As of December 31, 2023, the ROU assets were $0.2 million, the current lease liabilities were $0.1 million, and there were $0.1 million non-current lease liabilities. An estimated incremental borrowing rate of 14.9% was used in to account for the second amendment of the Edison Lease. For the first amendment of the Edison Lease, an incremental borrowing rate 6.50% was used. As of December 31, 2024, there were no ROU and lease liabilities as we had paid all outstanding rent on the lease, terminated the lease and vacated the office.

Rent expense for the years ended December 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively, which included a de minimis amount for a short-term lease.

For the years ended December 31, 2024 and 2023, the weighted average remaining term of our noncancelable operating leases is 0 year and 1.58 years, respectively.

There were no future minimum rental payments under operating leases at December 31, 2024.

Employment Agreements

We do not have any employment agreements with employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

14. Subsequent Events

On January 23, 2025, we consummated a “best efforts” public offering of 553,846 shares of common stock (or pre-funded warrants in lieu thereof) with each share of common stock (or pre-funded warrant) accompanied by (i) a series A common warrant to purchase one (1) common share at an exercise price of $20.00 per share and (ii) a series B common warrant to purchase one (1) common share at an exercise price of $20.00 per share. The exercise periods for the Series A and B warrants are five years and two and half years, respectively. The Series B warrants have an alternate cashless exercise of one warrant for three common shares.

The combined offering price of each share of common stock together with the accompanying Series A and Series B common warrants is $16.250, and the combined offering price of each pre-funded warrant, all of which were exercised as of April 2, 2025, together with the accompanying series A and series B common warrants is $16.245. The gross proceeds of the public offering were approximately $9.0 million before deducting placement agent fees and offering expenses and were used to repay certain indebtedness ($2.9M note payable) and expected to be used for general corporate purposes, including working capital, operating expenses and capital expenditures.

The Series B warrants contained certain volume weighted average price provisions that reset the exercise price to a minimum floor price of $3.21 and also resets the number of warrants to 3,406,390 which are exercisable into 10,219,170 common shares. As of April 2, 2025 all of the Series B warrants were exercised into 10,219,170 of common shares at a weighted average reset price of $3.27. Since the Series B warrants were exercised on a cashless basis, there were no proceeds to the company. No Series A warrants were exercised, however the reset provisions increased the amount of Series A warrants such that 3,443,461 are outstanding at an exercise price of $3.21.

On March 17, 2025, we effected a reverse stock split of our voting common stock at a ratio of one-for-fifty (the “Reverse Stock Split”). When the Reverse Stock Split became effective, every fifty (50) shares of our issued and outstanding Common Stock immediately prior to the effective time was automatically reclassified into one (1) share of Common Stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of Common Stock issuable upon the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the Reverse Stock Split and causes a proportionate increase in the conversion and exercise prices of such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time was reduced proportionately. The Reverse Stock Split did not change the total number of authorized shares of Common Stock or preferred stock.

On March 18, 2025, we received written notice from Nasdaq indicating that the bid price for our common stock, for the last 10 consecutive business days, had closed below $0.10 per share and, as a result, we are subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

As such, unless we request an appeal of Nasdaq’s determination to delist our common stock from The Nasdaq Capital Market by March 25, 2025 and pay Nasdaq a hearing fee of $20,000, our common stock will be delisted from The Nasdaq Capital Market at the opening of business on March 27, 2025. On March 25, 2025, we requested a hearing and we are awaiting a hearing date. No guarantee can be provided that we will be successful in the appeal and that our common stock will continue to be listed on The Nasdaq Capital Market.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2024, our Interim Principal Executive Officer/ Principal Financial Officer has concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our interim principal executive/principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of December 31, 2024, our interim principal executive officer/principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below. We expect to continue to have material weaknesses if we are not able to raise capital in the future to add additional personnel and implement additional internal control procedures.

●	Due to cost-cutting measures implemented during 2023 and completed in 2024, our control environment was ineffective because we did not maintain a sufficient complement of personnel to execute controls as designed including the absence of proper segregation of duties. Such impacted controls include indirect controls affecting the risk assessment and monitoring components of COSO along with certain control activities

●	We identified a material weakness in our internal controls related to the proper design and implementation of control over formal review, approval, and evaluation of non-core, complex accounting transactions.

●	We identified a material weakness in internal control related to the proper design and implementation of certain controls over income tax provision and management’s review of the income tax provision. We utilize a third-party to assist in the preparation of our tax provision. Specifically, we did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of the tax provision and the completeness and accuracy income tax disclosures.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our interim principal executive officer/principal financial officer concluded there were no such changes, except as noted above, during the quarter ended December 31, 2024.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Hepion Pharmaceuticals, Inc. appearing on page 49 of this report.

(b)	(2)	Financial Statement Schedules

The schedules required to be filed by this item have been omitted because of the absence of conditions under which they are required, or because the required information is included in the consolidated financial statements or the notes thereto.

(b)	EXHIBITS

Exhibit Number	Exhibit Description
3.1(a)	Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.1(b)	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2014 and incorporated herein by reference).
3.1(c)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by reference).
3.1(d)	Certificate of Amendment of Certificate of Incorporation of Hepion Pharmaceuticals, Inc. dated May 25, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 29, 2018 and incorporated herein by reference).
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
3.1(f)	Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).
3.1(g)	Certificate of Designation of Preference, Rights and Limitations of Series E Convertible Preferred Stock, filed with the Secretary of the State of Delaware on June 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2019)
3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
3.1(j)	Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 4, 2022)
3.1(k)	Certificate of Designation of Series G Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 4, 2022)
3.1(l)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed November 4, 2022)
3.1(m)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed November 4, 2022)
3.2(a)	By-Laws of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.2(b)	Amendment to the By-Laws of Hepion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 23, 2021)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.6 to Form 10-K filed with the Securities and Exchange Commission on May 14, 2020 and incorporated herein by reference).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 3, 2023).
3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 3, 2023).
4.4	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 16, 2024).
4.5	Form of Series B-2 Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 16, 2024).
4.6	Form of Amendment No. 1 to Series A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 16, 2024).
10.1	10/1/2023 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 28, 2023)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2023).
10.3	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 16, 2024).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy(incorporated by reference to Exhibit 97.1 to Form 10-K filed on April 16, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 8, 2025

HEPION PHARMACEUTICALS, INC.
By:	/s/ JOHN BRANCACCIO
John Brancaccio
Interim Chief Executive Officer/Chief Financial Officer and Director (Interim Principal Executive Officer and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, John Brancaccio, and each of them acting individually, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN BRANCACCIO	Interim Chief Executive Officer/Chief Financial Officer, Director	April 8, 2025
John Brancaccio	(Interim Principal Executive Officer and Financial Officer)

/s/ MICHAEL PURCELL	Director	April 8, 2025
Michael Purcell

/s/ TIMOTHY BLOCK	Director	April 8, 2025
Timothy Block

/s/KAOUTHAR LBIATI	Director	April 8, 2025
Kaouthar Lbiati

