Form 10-Q
period 2025-03-31
Hepion Pharmaceuticals, Inc.
filed 2025-05-19
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

(732) 902-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HEPA	OTC Markets

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

The number of shares of the registrant’s Common Stock outstanding as of May 15, 2025 was 10,976,276.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2024 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2025, as well as under Item 1A . Risk Factors within this Form 10-Q. These factors include the uncertainties associated with:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash	$4,586,389	$406,408
Prepaid expenses	1,732,166	1,207,329
Total current assets	6,318,555	1,613,737
Total assets	$6,318,555	$1,613,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$243,259	$220,202
Accrued expenses	166,487	23,684
Notes payable, current	526,178	2,900,000
Total current liabilities	935,924	3,143,886
Derivative financial instruments-warrants	1,486,568	333,189
Total liabilities	2,422,492	3,477,075
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	839,320	839,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 9,588,908 and 139,168 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	959	14
Additional paid-in capital	246,117,324	234,252,981
Accumulated other comprehensive income	8,345	8,345
Accumulated deficit	(243,925,693)	(237,819,806)
Total stockholders’ equity	3,896,063	(1,863,338)
Total liabilities and stockholders’ equity	$6,318,555	$1,613,737

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$—	$—
Cost and expenses:
Research and development	22,235	2,539,568
General and administrative	1,258,360	2,642,749
Total operating expenses	1,280,595	5,182,317
Loss from operations	(1,280,595)	(5,182,317)

Other income (expense):
Interest expense, net	(24,811)	(4,349)
Change in fair value of contingent consideration and derivative financial instruments	(4,800,481)	1,930,652
Inducement expense	—	(2,567,044)
Loss before income taxes	(6,105,887)	(5,823,058)
Income tax benefit	—	2,969,252
Net loss	$(6,105,887)	$(2,853,806)

Weighted-average common shares outstanding:
Basic and diluted	2,836,700	101,450

Net loss per common share: (see Note 10)
Basic and diluted	$(2.15)	$(28.13)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

3

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(6,105,887)	$(2,853,806)
Other comprehensive income (loss):
Foreign currency translation	—	87,979
Total other comprehensive income (loss)	—	87,979
Comprehensive loss	$(6,105,887)	$(2,765,827)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	96,375	$10	$230,291,834	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(2,853,806)	(2,853,806)
Other comprehensive income (loss)	—	—	—	—	—	—	—	87,979	—	87,979
Stock-based compensation expense	—	—	—	—	—	—	705,770	—	—	705,770
Warrant exercises, net	—	—	—	—	13,088	1	2,300,688	—	—	2,300,689

Balance at March 31, 2024	85,581	855,808	1,688	839,320	109,463	11	233,298,292	9,200	(227,481,192)	7,521,439

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	85,581	$855,808	1,688	$839,320	139,168	$14	$234,252,981	$8,345	$(237,819,806)	$(1,863,338)
Net loss	—	—	—	—	—	—	—	—	(6,105,887)	(6,105,887)
Stock-based compensation expense	—	—	—	—	—	—	20,783	—	—	20,783
Issuance of restricted stock units	—	—	—	—	1,000	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	—	—	553,846	55	2,086,537	—	—	2,086,592
Issuance of common stock in connection with stock split	—	—	—	—	60,860	6	(6)	—	—	—
Conversion of 2025 Series B warrants into common stock	—	—	—	—	8,834,034	884	9,757,029	—	—	9,757,913
Balance at March 31, 2025	85,581	855,808	1,688	839,320	9,588,908	959	246,117,324	8,345	(243,925,693)	3,896,063

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,105,887)	$(2,853,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,783	705,770
Depreciation	—	30,758
Inducement expense	—	2,567,044
Change in fair value of derivative instrument-warrants	4,800,481	(1,160,652)
Change in fair value of contingent consideration	—	(770,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	165,860	(2,497,276)
Right of use asset	—	30,859
Operating lease liability	—	(33,752)
Prepaid expenses and other assets	1,341	364,262
Net cash used in operating activities	(1,117,422)	(3,616,793)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net	9,000,000	1,849,707
Equity issuance costs	(802,597)	—
Payments on notes payable	(2,900,000)	—
Net cash provided by financing activities	5,297,403	1,849,707
Effect of exchange rates on cash	—	86,708
Net increase (decrease) in cash	4,179,981	(1,680,378)
Cash at beginning of period	406,408	14,785,880
Cash at end of period	$4,586,389	$13,105,502

Supplementary disclosure of cash flow information:

Supplementary disclosure of non-cash financing activities:
Issuance of Note Payable for payment of prepaid expense	526,178	—
Inducement expense for issuance of Series B-1 and B-2 warrants	$—	$2,821,399
Cashless Exercise of 2025 Series B Warrants	$9,757,914	$—

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

On May 9, 2025, Hepion Pharmaceuticals, Inc., a Delaware corporation (the “Company”), entered into a license agreement (“License Agreement”) with New Day Diagnostics LLC (“New Day”). Refer to Note 11.

2. Basis of Presentation

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2024, was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024, contained in our Annual Report on Form 10-K filed with the SEC on April 8, 2025.

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

Going Concern

As of March 31, 2025, we had $4.6 million in cash, an accumulated deficit of $243.9 million, and working capital of $5.4 million. For the three months March 31, 2025, cash used in operating activities was $1.1 million and we had a net loss of $6.1 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

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

Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.

Cash

As of March 31, 2025 and December 31, 2024, cash was $4.6 million and $0.4 million, respectively, consisting of checking accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.

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

Financial instruments consist of cash, accounts payable, contingent consideration and derivative financial instruments. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Contingent consideration, and derivative financial instruments are recorded at fair value at the end of each reporting period. We recorded contingent consideration from the 2016 acquisition of Ciclofilin, which is required to be carried at fair value. The fair value of the contingent consideration was $0 as of March 31, 2025 and December 31, 2024.

Property, equipment and depreciation

As of March 31, 2025 and December 31, 2024, we had $0 of property and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 years to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at March 31, 2025 or December 31, 2024.

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

There was no income tax expense or benefit for the three months ended March 31, 2025. The income tax benefit for the three ended March 31, 2024 was $3.0 million. The $3 million tax benefit from the three months ended March 31, 2024 was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At March 31, 2025 and December 31, 2024, we had prepaid research and development costs of $0.

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

ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the three months ended March 31, 2025 and 2024. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was de minimis at March 31, 2025 and December 31, 2024. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains was $0 and $129,538 for the three months ended March 31, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended March 31, 2025.

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

Concurrently with the Merger, on July 19, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which the Company sold an aggregate of $2.9 million in principal amount of the Company’s Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). In addition, pursuant to the SPA, the Company issued to the purchasers an aggregate 23,185 shares of Common Stock.

The Merger was expected to be consummated in the fourth quarter of 2024, however, on December 11, 2024, the Company announced the termination of the Merger Agreement, as Pharma Two B informed the Company that Nasdaq will not exclude historical losses of the Company from its burn rate calculation.

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2024, there were 85,581 shares outstanding. During the three months ended March 31, 2025 and 2024, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 89 common stock warrants that expired in July 2023. As of March 31, 2025, there were 1,688 shares outstanding. During the three months ended March 31, 2025 and 2024, no shares of the Series C were converted. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.0092 per share (subject to adjustments upon the occurrence of certain dilutive events).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock and Warrant Offering

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 6). The following assumptions were used to measure the Series A and Series B Warrants as of March 31, 2025 and December 31, 2024.

	Series A Warrants
	March 31,	December 31,
	2025	2024
Stock price	$0.43	$23.50
Expected warrant term (years)	3.89 years	4.5 years
Risk-free interest rate	3.93%	4.3%
Expected volatility	47.89%	90.1%
Dividend yield	—	—

	Series B-1 Warrants		Series B-2 Warrants
	March 31	December 31,	March 31,	December 31,
	2025	2024	2025	2024
Stock price	$0.43	$23.50	$0.43	$23.50
Expected warrant term (years)	3.89 years	4.1 years	0.39 years	0.6 year
Risk-free interest rate	3.93%	4.3%	4.27%	4.2%
Expected volatility	47.89%	90.1%	36.39%	92.6%
Dividend yield	—	—	—	—

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

The Company accounted for Series A and Series B warrants as liability awards and the Pre-Funded Warrant as a permanent equity, using an allocation of 75% for the liability and 25% for the equity components. A total of $2.3 million was recorded to permanent equity for the common stock and pre-funded warrants. The Series A and Series B Warrants were recorded at fair value on the date of issuance, and remeasured at fair value at the balance sheet date, with changes in fair value recorded to earnings. The Series A and Series B Warrant liabilities were assessed to be $1.3 million and $5.4 million, respectively, on the day of the transaction. As of March 31, 2025, a total of 8,834,034 Series B warrants were exercised and converted into common shares. As of March 31, 2025, the fair value of the remaining unexercised Series B warrants was $0.6 million. The remaining 1,387,368 Series B warrants were exercised on April 4, 2025. As of March 31, 2025, none of the Series A warrants has been exercised, and the fair value of the Series A warrant liability was $0.9 million. The total number of unexercised Series A warrants as of March 31, 2025 was 3,443,461. All the pre-funded warrants were exercised as of March 31, 2025.

As part of the transaction, the Company incurred equity issuance costs of $0.8 million related to advisory and legal fees directly attributable to the issuance of the common stock from the Series A and Series B Warrant Agreement, which were allocated at $0.2 million and $0.6 million against additional paid-in-capital and warrant liability (expensed to change in fair value), respectively.

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

The Series B warrants contained certain volume weighted average price provisions that reset the exercise price to a minimum floor price of $3.21 and also resets the number of warrants to 3,406,390 which are exercisable into 10,221,402 common shares.

As of April 4, 2025 all of the Series B warrants were exercised into common shares at a weighted average reset price of $3.27. Since the Series B warrants were exercised on a cashless basis, there were no proceeds to the company. No Series A warrants were exercised, however the reset provisions increased the amount of Series A warrants such that 3,443,461 are outstanding at an exercise price of $3.21.

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 6). The following assumptions were used to measure the 2025 Series A and Series B Warrants.

	2025 Series A Warrants
	March 31,	January 23,
	2025	2025
Stock price	$0.43	$10.00
Expected warrant term (years)	4.94 years	5.17 years
Risk-free interest rate	3.96%	4.12%
Expected volatility	119.0%	114.0%
Dividend yield	—	—

The Series B Warrants are exercisable on a cashless basis for a quantity equal to three times the gross quantity of shares underlying the warrants, and there is no exercise price associated with a cashless exercise (including no exercise price incorporated into the calculation of shares issuable under the cashless exercise). To calculate the fair value, we performed a back solve at inception that contemplated a DLOM and dilution adjustments. The fair value of the Series B Warrants as of March 31, 2025 was determined to be equal to the fair value of the Company's common shares on that date multiplied by three. The fair value of the Company's common shares was $0.43 as of March 31, 2025. The fair value of the Series B warrants as of January 23, 2025 and March 31, 2025 was $13.0 million and $0.6 million, respectively.

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

On March 18, 2025, we received written notice from Nasdaq indicating that the bid price for our common stock, for the last 10 consecutive business days, had closed below $0.10 per share and, as a result, we are subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”). In addition, on April 15, 2025, we received written notice from Nasdaq indicating that Nasdaq believes we are a “public shell” and that the continued listing of our securities was no longer warranted.

On March 25, 2025, we requested a hearing, which hearing was held on April 29, 2025. On May 9, 2025, the Company received written notice (the “Notice”) from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel has determined to delist the Company’s shares from Nasdaq due to the Company’s failure to meet Nasdaq’s continued listing standards. Refer to Note 11.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the components of changes in our derivative financial instruments liability balance for the three months ended March 31, 2025.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2024	49,020	333,189
Issuance of 2025 Series A warrants	3,443,461	1,348,441
Issuance of 2025 Series B warrants	10,221,402	5,360,673
Exercise of 2025 Series B warrants	(8,834,034)	(9,757,913)
Change in fair value of warrants[1]	—	4,202,178
Balance of derivative liability at March 31, 2025	4,879,849	1,486,568

[1]	The total change in fair value of warrants excludes the expense of $0.6 million of issuance cost.

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

On December 11, 2024, the Company announced that it had entered into a termination agreement with Pharma Two B Ltd. which terminates the merger agreement between the two parties that was previously entered into on July 19, 2024. The termination of the merger triggered the notes to become due and payable, and began accruing interest at 14%. The $2.9 million notes payable was paid off on January 23, 2025.

On March 15, 2025, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $656,178. The Company made a down payment of $130,000, with the remaining balance financed with a third-party over the following ten months at an annual percentage rate of 7.30%. Beginning April 2025, the Company will make 10 monthly payments of $54,394, with the last payment expected to be made in January 2026. At the end of March 31, 2025, the outstanding balance on this note payable was $526,178.

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at March 31, 2025 and December 31, 2024.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2025:
Derivative liabilities related to warrants	$1,486,568	$—	$1,486,568	$—

As of December 31, 2024:
Derivative liabilities related to warrants	$333,189	$—	$333,189	$—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for three months ended March 31, 2025. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	March 31, 2025	December 31, 2024
Professional Fees	117,992	—
Other	48,495	23,684
Total accrued expenses	$166,487	$23,684

At December 31, 2024 and March 31, 2025, the other accrued expenses was made up of accrued interest on note payable resulting from the Securities Purchase Agreement (the “SPA”) entered into in July 2024 (Refer to Note 4).

8. Accounting for Share-Based Payments

On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the 2013 Plan), which expired in June 2023 and we are no longer making grants under it. Stock options granted under the 2013 Plan typically vest after three years of continuous service from the grant date and will have a contractual term of ten years.

In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 500,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. On March 6, 2024 pursuant to the 2023 Plan, we granted 1,000 RSUs with a fair value of $114.50 per share, which vest upon the earlier of (i) one year after date of grant or (ii) change of control of the Company. The RSUs vested in March 2025.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2025	2024
General and administrative	$20,783	$705,770
Total stock-based compensation expense	$20,783	$705,770

A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2024	7,813	$382.00	$—	8.75 years
Granted	—	$—	$—
Forfeited	—	$—	$—
Balance outstanding, March 31, 2025	7,813	$382.00	$—	8.50 years
Awards outstanding, vested awards and those expected to vest at March 31, 2025	7,813	$382.00	$—	8.50 years
Vested and exercisable at March 31, 2025	7,793	$381.00	$—	8.51 years

The total fair value of awards vested during the three months ended March 31, 2025 and 2024 was $0 and $0.7 million, respectively.

As of March 31, 2025, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.0 million.

9. Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

	Three Months Ended March 31,
Basic and diluted net loss per common share	2025	2024
Numerator:
Net loss	$(6,105,887)	$(2,853,806)
Denominator:
Weighted average common shares outstanding	2,836,700	101,450
Net loss per share of common stock—basic and diluted	$(2.15)	$(28.13)

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

The following outstanding securities at March 31, 2025 and 2024 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Three Months Ended March 31,
	2025	2024
Common shares issuable for:
Series A preferred stock	3	3
Series C preferred stock	16	16
Restricted Stock Units	—	1,000
Stock options	7,813	12,450
Warrants – liability classified	49,020	49,020
Warrants – equity classified	1,795	4,220
2025 Series A warrants	3,443,461	—
Total	3,502,108	66,709

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

As of March 31, 2025, there were no ROU and lease liabilities as we had paid all outstanding rent on the lease, terminated the lease and vacated the office.

Rent expense for the three months ended March 31, 2025 and 2024 was $0 and $ 38,995, respectively, which included a de minimis amount for a short-term lease.

There were no future minimum rental payments under operating leases at March 31, 2025.

Employment Agreements

We do not have any employment agreements with employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

11. Subsequent Events

On May 9, 2025, Hepion Pharmaceuticals, Inc., a Delaware corporation (the “Company”), entered into a license agreement (“License Agreement”) with New Day Diagnostics LLC (“New Day”) pursuant to which the Company in-licensed certain diagnostic tests for celiac disease, respiratory multiplex (Covid/Influenza A/B and RSV), helicobacter pylori (“H. pylori”) and hepatocellular carcinoma (“HCC”). The celiac, respiratory multiplex and H. pylori tests have CE marks and are eligible to be sold in Europe at the present time.

Pursuant to the License Agreement, the Company will pay $525,000 in cash to New Day along with $200,000 in common stock of the Company. In addition, the Company has agreed to pay New Day up to $17.15 million upon achievement of certain regulatory, sales and reimbursement milestones. In addition, the Company will pay New Day royalty rates in the upper single to low double digits based on net sales.

On April 29, 2025, the Company attended a hearing before the Nasdaq Hearings Panel regarding the Company’s potential delisting from the Nasdaq Capital Market. On May 9, 2025, the Company received written notice (the “Notice”) from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel has determined to delist the Company’s shares from Nasdaq due to the Company’s failure to meet Nasdaq’s continued listing standards. As previously disclosed, the Company has not been compliant with the requirements under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share and Nasdaq Listing Rule 5101 indicating that Nasdaq believes the Company is a public shell. The Notice indicated that trading in the Company’s shares of common stock on Nasdaq will be suspended effective at the open of trading on Tuesday, May 13, 2025.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2024 filed with the United States Securities and Exchange Commission (“SEC”) on April 8, 2025, as well as under “Risk Factors” within this this Form 10-Q. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

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

On January 23, 2025, we consummated a best-efforts registered offering for 73,222 shares of common stock, Pre-Funded Warrants to purchase 480,624 shares of common stock, Series A Warrants to purchase 553,846 shares of common stock and Series B Warrant to purchase 553,846 shares of common stock for gross proceeds of $9,000,000. A portion of the net proceeds was used to repay the Notes along with accrued interest.

On May 9, 2025, we entered into a license agreement (the “License Agreement”) with New Day Diagnostics LLC (“New Day”) pursuant to which we in-licensed certain diagnostic tests for celiac disease, respiratory multiplex (Covid/Influenza A/B and RSV), helicobacter pylori (“H. pylori”) and hepatocellular carcinoma (“HCC”). The celiac, respiratory multiplex and H. pylori tests have CE marks and are eligible to be sold in Europe at the present time.

Pursuant to the License Agreement, we will pay $525,000 in cash to New Day along with $200,000 in shares of our common stock. In addition, we have agreed to pay New Day up to $17.15 million upon achievement of certain regulatory, sales and reimbursement milestones. In addition, we will pay New Day royalty rates in the upper single to low double digits based on net sales.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2025, we have an accumulated deficit of $243.4million and we have not generated any revenue from operations.

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

During the three months ended March 31, 2025, there were no significant changes to our critical accounting estimates from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	22,235	2,539,568	(2,517,333)
General and administrative	1,258,360	2,642,749	(1,384,389)
Total operating expenses	1,280,595	5,182,317	(3,901,722)
Loss from operations	(1,280,595)	(5,182,317)	3,901,722

Other income (expense):
Interest income (expense)	(24,811)	(4,349)	(20,462)
Change in fair value of contingent consideration and derivative financial instruments	(4,800,481)	1,930,652	(6,731,133)
Inducement expense	—	(2,567,044)	2,567,044
Loss before income taxes	(6,105,887)	(5,823,058)	282,829
Income tax benefit: (See Note 3)	—	2,969,252	(2,969,252)
Net loss	$(6,105,887)	$(2,853,806)	$3,252,081

We had no revenues during the three months ended March 31, 2025 and 2024, because we do not currently have any commercial products. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in Europe at the present time but we cannot guarantee when and how much revenue will be generated from those products.

Research and development expenses for the three months ended March 31, 2025 and 2024 was $22,235 and $2.5 million, respectively. The decrease of $2.0 million was primarily due to a decrease in clinical trial costs primarily for our phase 2b study, Chemistry, Manufacturing and Controls costs, and $0.5 million in employee compensation costs due to reduced headcounts and other miscellaneous expenses, primarily due to the discontinuation of clinical trials.

General and administrative expenses for the three months ended March 31, 2025 and 2024 was $1.3 million and $2.6 million, respectively. The decrease of $1.3 million was primarily due to a $0.7 million in employee stock compensation expense and $0.7 million in employee salaries decrease in salaries due to reduced headcount.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through March 31, 2025 primarily through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.

On January 23, 2025, we consummated a best-efforts registered offering for 73,222 shares of common stock, Pre-Funded Warrants to purchase 480,624 shares of common stock, Series A Warrants to purchase 553,846 shares of common stock and Series B Warrant to purchase 553,846 shares of common stock for gross proceeds of $9,000,000. A portion of the net proceeds was used to repay the Notes along with accrued interest.

Future Funding Requirements

We have no products approved for commercial sale in the United States. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in Europe at the present time but we cannot guarantee when and how much revenue will be generated from those products. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of March 31, 2025, we had an accumulated deficit of $243.4 million. We expect to continue to incur significant losses for the foreseeable future.

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

The condensed consolidated financial statements as of March 31, 2025 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(1,117,422)	$(3,616,793)
Investing activities	—	—
Financing activities	5,297,403	1,849,707

As of March 31, 2025, we had working capital of $5.4 million compared to working capital deficit of $1.5 million as of December 31, 2024. The increase of $3.9 million in working capital is primarily due to $8.2 million in net proceeds received from equity issuance offset by the $2.9 million related to settlement of a note payable, and the Company’s other operating costs for the three months ended March 31, 2025.

Operating Activities:

As of March 31, 2025, we had $4.6 million in cash. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2025 consisting primarily of our net loss of $6.1 million, adjusted non-cash charges of $4.8 million, including $20,783 for stock-based compensation, and $4.8 million in change in fair value of derivative warrants. Changes in working capital accounts had a positive impact of $0.2 million on cash primarily due to an increase in accounts payable and accrued expenses.

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

Investing Activities:

There was no cash provided by or used in investing activities during the three months ended March 31, 2025 and 2024.

Financing Activities:

Net cash provided by financing activities was $5.3 million for the three months ended March 31, 2025, due primarily to proceeds received from the exercise of the warrants and equity issuance offset by $2.9 million payment on notes payable.

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2024, due primarily to proceeds received from the exercise of the warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2025, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024 except for the following:

Our common stock is a “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Our common stock is considered to be a “penny stock.” The Commission has adopted Rule 15g-9 under the Exchange Act, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our common stock is significantly less than $5.00 per share and, currently we do not qualify for an exception. This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our common stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our common stock, or may adversely affect the ability of stockholders to sell their shares.

Our common stock is currently traded on the OTC Markets Pink Sheets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTC Markets Pink Sheets. The OTC Markets Pink Sheets is significantly more limited market than the national securities exchanges such as the New York Stock Exchange, or Nasdaq stock exchange, and there are lower financial or qualitative standards that a company must meet to have its stock quoted on the OTC Markets Pink Sheets. OTC Markets Pink Sheets is an inter-dealer quotation system much less regulated than the major exchanges, and trading in our common stock may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares of common stock, have an adverse effect on the market for our shares of common stock, and thereby depress our price per share of common stock.

Since our common stock is currently quoted on the OTC Markets Pink Sheets our stockholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws and the sale of common stock in this offering is subject to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. Since our common stock is currently quoted on the OTC Markets Pink Sheets, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our securities to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

ITEM 5. Other Information

During the three months ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

10.1*	License Agreement dated May 9, 2025 by and between Hepion Pharmaceuticals, Inc. and New Day Diagnostics LLC
31.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

* Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 5/19/2025	By:	/s/ JOHN BRANCACCIO
John Brancaccio
Interim Chief Executive Officer
(Principal Executive Officer)

Date: 5/19/2025	By:	/s/ JOHN BRANCACCIO
John Brancaccio
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

