Form 10-Q
period 2025-06-30
Hepion Pharmaceuticals, Inc.
filed 2025-08-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes X No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the registrant’s Common Stock outstanding as of August 14, 2025 was 11,620,317.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2024 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2025, as well as under Item 1A . Risk Factors within this Form 10-Q. These factors include the uncertainties associated with:

●	our ability to raise substantial additional capital to continue as a going concern and fund our planned operations in the near term;

●	estimates regarding our expenses, use of cash, timing of future cash needs and anticipated capital requirements;

●	success in retaining, or changes required in, our officers, key employees or directors;

●	our public securities’ potential liquidity and trading;

●	our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;

●	our plans to pursue research and development of other future product candidates;

●	the potential advantages of our product candidates and those being developed;

●	the rate and degree of market acceptance and clinical utility of our product candidates;

●	the success of our collaborations and partnerships with third parties;

●	our estimates regarding the potential market opportunity for our product candidates;

●	our sales, marketing and distribution capabilities and strategy;

●	our ability to establish and maintain arrangements for manufacture of our product candidates;

●	our ability to compete with companies currently marketing or engaged in the development of treatments for indications that our product candidates are designed to target; and

●	our intellectual property position, including the strength and enforceability of our intellectual property rights.

We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$2,924,395	$406,408
Prepaid expenses	1,581,074	1,207,329
Total current assets	4,505,469	1,613,737
Total assets	$4,505,469	$1,613,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$172,698	$220,202
Accrued expenses	48,495	23,684
Notes payable, current	371,661	2,900,000
Total current liabilities	592,854	3,143,886
Derivative financial instruments-warrants	115,677	333,189
Total liabilities	708,531	3,477,075
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	839,320	839,320

Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 11,620,317 and 139,168 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	1,162	14
Additional paid-in capital	247,060,568	234,252,981
Accumulated other comprehensive income	8,345	8,345
Accumulated deficit	(244,968,265)	(237,819,806)
Total stockholders’ equity	3,796,938	(1,863,338)
Total liabilities and stockholders’ equity	$4,505,469	$1,613,737

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	423,277	7,136,679	445,512	9,676,247
General and administrative	919,488	1,367,169	2,177,848	4,009,918
Asset impairment loss	402,746	—	402,746	—
Total operating expenses	1,745,511	8,503,848	3,026,106	13,686,165
Loss from operations	(1,745,511)	(8,503,848)	(3,026,106)	(13,686,165)

Other income (expense):
Interest income (expense)	4,866	49,536	(19,945)	45,187
Change in fair value of contingent consideration and derivative financial instruments	698,073	4,529,100	(4,102,408)	6,459,752
Inducement expense	—	—	—	(2,567,044)
Loss before income taxes	(1,042,572)	(3,925,212)	(7,148,459)	(9,748,270)
Income tax benefit	—	—	—	2,969,252
Net loss	$(1,042,572)	$(3,925,212)	$(7,148,459)	$(6,779,018)

Weighted-average common shares outstanding:
Basic and diluted	11,328,122	115,983	7,137,017	108,728

Net loss per common share: (see Note 10)
Basic and diluted	$(0.09)	$(34.00)	$(1.00)	$(62.50)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(1,042,572)	$(3,925,212)	$(7,148,459)	$(6,779,018)
Other comprehensive income (loss):
Foreign currency translation	—	(63,022)	—	24,957
Total other comprehensive income (loss)	—	(63,022)	—	24,957
Comprehensive loss	$(1,042,572)	$(3,988,234)	$(7,148,459)	$(6,754,061)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	96,375	$10	$230,291,834	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(2,853,806)	(2,853,806)
Other comprehensive income (loss)	—	—	—	—	—	—	—	87,979	—	87,979
Stock-based compensation expense	—	—	—	—	—	—	705,770	—	—	705,770
Warrant exercises, net	—	—	—	—	13,088	1	2,300,688	—	—	2,300,689

Balance at March 31, 2024	85,581	855,808	1,688	$839,320	109,463	$11	$233,298,292	$9,200	$(227,481,192)	$7,521,439
Net loss	—	—	—	—	—	—	—	—	(3,925,212)	(3,925,212)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(63,022)	—	(63,022)
Stock-based compensation expense	—	—	—	—	—	—	28,625	—	—	28,625
Issuance of shares in abeyance	—	—	—	—	6,520	—	—	—	—	—

Balance at June 30, 2024	85,581	855,808	1,688	$839,320	115,983	$11	$233,326,917	$(53,822)	$(231,406,404)	$3,561,830

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	85,581	$855,808	1,688	$839,320	139,168	$14	$234,252,981	$8,345	$(237,819,806)	$(1,863,338)

Net loss	—	—	—	—	—	—	—	—	(6,105,887)	(6,105,887)
Stock-based compensation expense	—	—	—	—	—	—	20,783	—	—	20,783
Issuance of restricted stock units	—	—	—	—	1,000	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	—	—	553,846	55	2,086,537	—	—	2,086,592
Issuance of common stock in connection with stock split	—	—	—	—	60,860	6	(6)	—	—	—
Conversion of 2025 Series B warrants into common stock	—	—	—	—	8,834,034	884	9,757,029	—	—	9,757,913
Balance at March 31, 2025	85,581	$855,808	1,688	$839,320	9,588,908	959	$246,117,324	$8,345	$(243,925,693)	$3,896,063
Net loss	—	—	—	—	—	—	—	—	(1,042,572)	(1,042,572)
Conversion of 2025 Series B warrants into common stock	—	—	—	—	1,339,368	134	672,684	—	—	672,818
Issuance of common stock in connection with license agreement	—	—	—	—	692,041	69	270,560	—	—	270,629
Balance at June 30, 2025	85,581	$855,808	1,688	$839,320	11,620,317	1,162	$247,060,568	$8,345	$(244,968,265)	$3,796,938

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,148,459)	$(6,779,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,783	734,395
Asset impairment loss	402,746	—
Depreciation	—	30,758
Inducement expense	—	2,567,044
Change in fair value of derivative instrument-warrants	4,102,408	(4,439,752)
Change in fair value of contingent consideration	—	(2,020,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(22,693)	(3,967,907)
Right of use asset	—	62,145
Operating lease liability	—	(54,930)
Prepaid expenses and other assets	152,433	(678,232)
Net cash used in operating activities	(2,492,782)	(14,545,497)

Cash flows from investing activities:
Investment in license agreement	(132,117)	—
Net cash used in investing activities	(132,117)	—

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net	9,000,000	1,849,707
Equity issuance costs	(802,597)	—
Payments on notes payable	(3,054,517)	—
Net cash provided by financing activities	5,142,886	1,849,707
Effect of exchange rates on cash	—	24,957
Net increase (decrease) in cash	2,517,987	(12,670,833)
Cash at beginning of period	406,408	14,785,880
Cash at end of period	$2,924,395	$2,115,047

Supplementary disclosure of cash flow information:

Supplementary disclosure of non-cash investing and financing activities:
Issuance of Note Payable for payment of prepaid expense	526,178	—
Inducement expense for issuance of Series B-1 and B-2 warrants	$—	$2,821,399
Cashless Exercise of 2025 Series B Warrants	$10,430,732	$—
Issuance of common stock in connection with license agreement	$270,629

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

Hepion Pharmaceuticals, Inc. (we, our, or us) is a medical diagnostic company headquartered in Morristown, New Jersey, that was previously focused on the development of drug therapy for treatment of chronic liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

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

On May 9, 2025, Hepion Pharmaceuticals, Inc., a Delaware corporation (the “Company”), entered into a license agreement (“License Agreement”) with New Day Diagnostics LLC (“New Day”) pursuant to which the Company in-licensed certain diagnostic tests for celiac disease, respiratory multiplex (Covid/Influenza A/B and RSV), helicobacter pylori (“H. pylori”) and hepatocellular carcinoma (“HCC”). The celiac, respiratory multiplex and H. pylori tests have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time. Pursuant to the License Agreement, the Company paid $525,000 in cash to New Day along with $270,629 in common stock of the Company. In addition, the Company has agreed to pay New Day up to $17.15 million upon achievement of certain regulatory, sales and reimbursement milestones. In addition, the Company will pay New Day royalty rates in the upper single to low double digits based on net sales.

The Company accounted for this transaction as an asset acquisition. The total consideration of $815,045, including the $19,146 of transaction fees, was allocated between purchased in-process research and development and Intangibles for the assets with CE mark in the EU. The portion allocated to in-process research and development was $412,299 and it was expensed upon the completion of the transaction, as research and development cost. We did not recognize any contingent consideration (milestone payments) given the low probability of meeting those targets. Royalties will be recognized when earned.

In accordance with ASC 360-10-35-21, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We tested the asset for impairment during the reporting period, noting there were triggering events related to delayed timing to market resulting in an adverse effect on estimated cashflow over the next two years. Given that the license agreement requires both parties to agree to renewal after the initial two years, we projected the estimated cashflows for the first two years for the assets available for sales in eligible markets, noting the projected cashflow will not be enough to recover the allocated cost in the first two years of the license agreement. The total impairment loss recorded was $402,746. Therefore, the total cost related to the New Day licensing agreement was expensed.

On May 26, 2025, Hepion Pharmaceuticals, Inc., a Delaware corporation (the “Company”), entered into a patent and associated assets acquisition agreement (the “Agreement”) with Panetta Partners Limited (“Panetta”) whereby Panetta purchased from the Company all patent assets, knowhow, clinical trial data and drug product relating to Rencofilstat (formerly CRV431) for a nominal amount. There was no gain or loss resulting from this transaction. Panetta also assumed all contingent consideration obligations to the predecessor company’s shareholders. Pursuant to the Agreement, Panetta has agreed to provide a contingent value right (“CVR”) to the stockholders of the Company to receive one or more contingent payments upon the achievement of certain milestones as set forth below:

a)	a payment of US$500,000 on the regulatory approval by the US Food and Drug Administration of the first new drug application for Rencofilstat (formerly CRV431)
b)	a further payment of US$1,000,000 on first instance of net sales of an approved drug product containing Rencofilstat (a “Licensed Product”) exceeding US$350,000,000; and
c)	a further payment of US$3,000,000 on first instance of net sales of a Licensed Product exceeding US$750,000,000.

We did not recognize any contingent consideration given the high uncertainty of achieving these milestones.

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

Going Concern

As of June 30, 2025, we had $2.9 million in cash, an accumulated deficit of $245.0 million, and working capital of $3.9 million. For the six months ended June 30, 2025, cash used in operating activities was $2.5 million and we had a net loss of $7.1 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

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

Cash

As of June 30, 2025 and December 31, 2024, cash was $2.9 million and $0.4 million, respectively, consisting of checking and money market accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.

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

Property, equipment and depreciation

As of June 30, 2025 and December 31, 2024, we had $0 of property and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 years to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at June 30, 2025 or December 31, 2024.

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

There was no income tax expense or benefit for the three and six months ended June 30, 2025. The income tax benefit for the three and six months ended June 30, 2024 was 0 and $3.0 million, respectively. The $3 million tax benefit from the six months ended June 30, 2024 was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.

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

As part of the New Day licensing agreement, Company in-licensed certain diagnostic tests for celiac disease, respiratory multiplex (Covid/Influenza A/B and RSV), helicobacter pylori (“H. pylori”) and hepatocellular carcinoma (“HCC”). The celiac, respiratory multiplex and H. pylori tests have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At June 30, 2025 and December 31, 2024, we had prepaid research and development costs of $0.

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

ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the three months ended June 30, 2025 and 2024. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was de minimis at June 30, 2025 and December 31, 2024. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange gains was $0 and $52,404 for the six months ended June 30, 2025 and 2024, respectively. The impact of foreign exchange loss was $0 and $77,134 for the three months ended June 30, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended June 30, 2025.

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

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2024, there were 85,581 shares outstanding. During the six months ended June 30, 2025 and 2024, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 89 common stock warrants that expired in July 2023. As of June 30, 2025, there were 1,688 shares outstanding. During six months ended June 30, 2025 and 2024, no shares of the Series C were converted. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.0092 per share (subject to adjustments upon the occurrence of certain dilutive events).

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 6). The following assumptions were used to measure the Series A and Series B Warrants as of June 30, 2025 and December 31, 2024.

	Series A Warrants
	June 30,	December 31,
	2025	2024
Stock price	$0.08	$23.50
Expected warrant term (years)	3.64 years	4.5 years
Risk-free interest rate	3.74%	4.3%
Expected volatility	139.18%	90.1%
Dividend yield	—	—

	Series B-1 Warrants		Series B-2 Warrants
	June 30	December 31,	June 30,	December 31,
	2025	2024	2025	2024
Stock price	$0.08	$23.50	$0.08	$23.50
Expected warrant term (years)	3.64 years	4.1 years	0.14 years	0.6 year
Risk-free interest rate	3.74%	4.3%	4.43%	4.2%
Expected volatility	139.18%	90.1%	287.53%	92.6%
Dividend yield	—	—	—	—

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

The Company accounted for Series A and Series B warrants as liability awards and the Pre-Funded Warrant as a permanent equity, using an allocation of 75% for the liability and 25% for the equity components. A total of $2.3 million was recorded to permanent equity for the common stock and pre-funded warrants. The Series A and Series B Warrants were recorded at fair value on the date of issuance, and remeasured at fair value at the balance sheet date, with changes in fair value recorded to earnings. The Series A and Series B Warrant liabilities were assessed to be $1.3 million and $5.4 million, respectively, on the day of the transaction. As of June 30, 2025, a total of 10,173,402 Series B warrants were exercised and converted into common shares. As of June 30, 2025, none of the Series A warrants have been exercised, and the fair value of the Series A warrant liability was $0.1 million. The total number of unexercised Series A warrants as of June 30, 2025 was 3,443,461. All the pre-funded warrants were exercised as of March 31, 2025.

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

The Series B warrants contained certain volume weighted average price provisions that reset the exercise price to a minimum floor price of $3.21 and also resets the number of warrants to 3,406,390 which are exercisable into 10,173,402 common shares.

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

	2025 Series A Warrants
	June 30,	January 23,
	2025	2025
Stock price	$0.08	$10.00
Expected warrant term (years)	4.69 years	5.17 years
Risk-free interest rate	3.74%	4.12%
Expected volatility	128.88%	114.0%
Dividend yield	—	—

The Series B Warrants are exercisable on a cashless basis for a quantity equal to three times the gross quantity of shares underlying the warrants, and there is no exercise price associated with a cashless exercise (including no exercise price incorporated into the calculation of shares issuable under the cashless exercise). To calculate the fair value, we performed a back solve at inception that contemplated a DLOM and dilution adjustments. The fair value of the Series B warrants as of January 23, 2025 was $5.4 million.

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

On March 25, 2025, we requested a hearing, which hearing was held on April 29, 2025. On May 9, 2025, the Company received written notice (the “Notice”) from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel has determined to delist the Company’s shares from Nasdaq due to the Company’s failure to meet Nasdaq’s continued listing standards. The Notice indicated that trading in the Company’s shares of common stock on Nasdaq was suspended effective at the open of trading on Tuesday, May 13, 2025. On June 25, 2025, the Company successfully completed the process of transitioning to the OTCQB Venture Market.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the components of changes in our derivative financial instruments liability balance for the six months ended June 30, 2025.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2024	49,020	333,189
Issuance of 2025 Series A warrants	3,443,461	1,348,441
Issuance of 2025 Series B warrants	10,173,402	5,360,673
Exercise of 2025 Series B warrants	(8,834,034)	(9,757,913)
Change in fair value of warrants[1]	—	4,202,178
Balance of derivative liability at March 31, 2025	4,831,849	1,486,568
Exercise of 2025 Series B warrants	(1,339,368)	(672,818)
Change in fair value of warrants	—	(698,073)
Balance of derivative liability at June 30, 2025	3,492,481	115,677

[1]	The total change in fair value of warrants excludes the expense of $0.6 million of issuance cost.

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

On March 15, 2025, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $656,178. The Company made a down payment of $130,000, with the remaining balance financed with a third-party over the following ten months at an annual percentage rate of 7.30%. Beginning April 2025, the Company will make 10 monthly payments of $54,394, with the last payment expected to be made in January 2026. At the end of June 30, 2025, the outstanding balance on this note payable was $371,661.

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at June 30, 2025 and December 31, 2024.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2025:
Derivative liabilities related to warrants	$115,677	$—	$115,677	$—

As of December 31, 2024:
Derivative liabilities related to warrants	$333,189	$—	$333,189	$—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for six months ended June 30, 2025. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

7. Accrued Liabilities

At June 30, 2025 and December 31, 2024, the other accrued expenses was made up of accrued interest on note payable resulting from the Securities Purchase Agreement (the “SPA”) entered into in July 2024 (Refer to Note 4).

8. Accounting for Share-Based Payments

On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the 2013 Plan), which expired in June 2023 and we are no longer making grants under it. Stock options granted under the 2013 Plan typically vest after three years of continuous service from the grant date and will have a contractual term of ten years.

In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 10,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. On March 6, 2024 pursuant to the 2023 Plan, we granted 1,000 RSUs with a fair value of $114.50 per share, which vest upon the earlier of (i) one year after date of grant or (ii) change of control of the Company. The RSUs vested in March 2025.

In addition, during the six months ended June 30, 2024, the Company granted 6,800 options with a term of 2 to 10 years that were vested upon issuance. There were no grants during the three and six months ended June 30, 2025. As of June 30, 2025, we had 1,460 awards available for grant from the 2023 Plan.

We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$—	$28,625	$20,783	$734,395
Total stock-based compensation expense	$—	$28,625	$20,783	$734,395

A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2024	7,813	$382.00	$—	8.75 years
Granted	—	$—	$—
Forfeited	—	$—	$—
Balance outstanding, June 30, 2025	7,813	$373.11	$—	8.25 years
Awards outstanding, vested awards and those expected to vest at June 30, 2025	7,813	$373.11	$—	8.25 years
Vested and exercisable at June 30, 2025	7,813	$373.11	$—	8.25 years

The total fair value of awards vested during the six months ended June 30, 2025 and 2024 was $13,870 and $0.7 million, respectively.

As of June 30, 2025, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.0 million.

9. Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per common share:	2025	2024	2025	2024
Numerator:
Net loss	$(1,042,572)	$(3,925,212)	$(7,148,459)	$(6,779,018)
Denominator:
Weighted average common shares outstanding	11,328,122	115,983	7,137,017	108,728
Net loss per share of common stock—basic and diluted	$(0.09)	$(34.00)	$(1.00)	$(62.50)

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

The following outstanding securities at June 30, 2025 and 2024 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Six Months Ended June 30,
	2025	2024
Common shares issuable for:
Series A preferred stock	3	3
Series C preferred stock	16	16
Restricted Stock Units	—	1,000
Stock options	7,813	11,151
Warrants – liability classified	49,020	49,020
Warrants – equity classified	1,795	1,795
2025 Series A warrants	3,443,461	—
Total	3,502,108	62,985

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

As of June 30, 2025, there were no ROU and lease liabilities as we had paid all outstanding rent on the lease, terminated the lease and vacated the office.

Rent expense for the three months ended June 30, 2025 and 2024 was $0 and $ 38,995, respectively, which included a de minimis amount for a short-term lease.

There were no future minimum rental payments under operating leases at June 30, 2025.

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

Overview

We are a medical diagnostic company headquartered in Morristown, New Jersey, that was previously focused on the development of drug therapy for treatment of chronic liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

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

On May 9, 2025, we entered into a license agreement (the “License Agreement”) with New Day Diagnostics LLC (“New Day”) pursuant to which we in-licensed certain diagnostic tests for celiac disease, respiratory multiplex (Covid/Influenza A/B and RSV), helicobacter pylori (“H. pylori”) and hepatocellular carcinoma (“HCC”). The celiac, respiratory multiplex and H. pylori tests have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time.

Pursuant to the License Agreement, we paid $525,000 in cash to New Day along with $200,000 in shares of our common stock. In addition, we have agreed to pay New Day up to $17.15 million upon achievement of certain regulatory, sales and reimbursement milestones. In addition, we will pay New Day royalty rates in the upper single to low double digits based on net sales.

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2025, we have an accumulated deficit of $245.0 million, and we have not generated any revenue from operations.

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

During the six months ended June 30, 2025, there were no significant changes to our critical accounting estimates from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	423,277	7,136,679	(6,713,402)
General and administrative	919,488	1,367,169	(447,681)
Asset impairment loss	402,746	—	402,746
Total operating expenses	1,745,511	8,503,848	(6,758,337)
Loss from operations	(1,745,511)	(8,503,848)	6,758,337

Other income (expense):
Interest income (expense)	4,866	49,536	(44,670)
Change in fair value of contingent consideration and derivative financial instruments	698,073	4,529,100	(3,831,027)
Loss before income taxes	(1,042,572)	(3,925,212)	2,882,640
Income tax benefit: (See Note 3)	—	—	—
Net loss	$(1,042,572)	$(3,925,212)	$2,882,640

We had no revenues during the three months ended June 30, 2025 and 2024, because we do not currently have any commercial products. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products.

Research and development expenses for the three months ended June 30, 2025 and 2024 was $0.4 million and $7.1 million, respectively. The decrease of $6.7 million was primarily due to a $3.8 million decrease in clinical trial costs primarily for our phase 2b study, $3.1 million decrease in Chemistry, Manufacturing and Controls costs, and $0.1 million in employee compensation costs due to reduced headcounts and other miscellaneous expenses, primarily due to the discontinuation of clinical trials, partially offset by $0.4 million in expense related to purchased in-process research and development from the New Day asset acquisition.

General and administrative expenses for the three months ended June 30, 2025 and 2024 was $0.9 million and $1.4 million, respectively. The decrease of $0.4 million was primarily due to a $0.2 million in employee salaries due to reduced headcount, $0.1 million in insurance and $0.1 million in professional fees.

Asset impairment loss for the three months ended June 30, 2025 and 2024 was $0.4 million and $0 million, respectively. The increase of $0.4 million was primarily impairment expense related to the asset acquired in the license agreement. We tested the asset for impairment during the reporting period, noting there were triggering events related to delayed timing to market resulting in an adverse effect on estimated cashflow over the next two years. Given that the license agreement requires both parties to agree to renewal after the initial two years, we projected the estimated cashflows for the first two years for the assets available for sales in eligible markets, noting the projected cashflow will not be enough to recover the allocated cost in the first two years of the license agreement, resulting in an impairment loss.

Comparison of the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	445,512	9,676,247	(9,230,735)
General and administrative	2,177,848	4,009,918	(1,832,070)
Asset impairment loss	402,746	—	402,746
Total operating expenses	3,026,106	13,686,165	(10,660,059)
Loss from operations	(3,026,106)	(13,686,165)	10,660,059

Other income (expense):
Interest income (expense)	(19,945)	45,187	(65,132)
Change in fair value of contingent consideration and derivative financial instrument	(4,102,408)	6,459,752	(10,562,160)
Inducement expense	—	(2,567,044)	2,567,044
Loss before income taxes	(7,148,459)	(9,748,270)	2,599,811
Income tax benefit: (See Note 3)	—	2,969,252	(2,969,252)
Net loss	$(7,148,459)	$(6,779,018)	$(369,441)

We had no revenues during the three months ended June 30, 2025 and 2024, because we do not currently have any commercial products. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products.

Research and development expenses for the six months ended June 30, 2025 and 2024 was $0.4 million and $9.7 million, respectively. The decrease of $9.3 million was primarily due to a $5.9 million decrease in clinical trial costs primarily for our phase 2b study, a $3.2 million decrease of Chemistry, Manufacturing and Controls costs, a decrease of $0.6 million in employee compensation costs due to reduced headcounts, and decrease in consulting and outside services, partially offset by $0.4 million in expense related to purchased in-process research and development from the New Day asset acquisition.

General and administrative expenses for the six months ended June 30, 2025 and 2024 was $2.2 million and $4.0 million, respectively. The decrease of $1.8 million was primarily due to a $0.9 million in employee salaries due to reduced headcount, $0.7 million in employee stock compensation, $0.1 million in insurance and $0.1 million in professional fees.

Asset impairment loss for the six months ended June 30, 2025 and 2024 was $0.4 million and $0 million, respectively. The increase of $0.4 million was primarily impairment expense related to the asset acquired in the license agreement, for the same reasons noted above.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through June 30, 2025 primarily through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.

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

Future Funding Requirements

We have no products approved for commercial sale in the United States. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of June 30, 2025, we had an accumulated deficit of $245.0 million. We expect to continue to incur significant losses for the foreseeable future.

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

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for our non-replicating and replicating technologies and our product candidates derived from these technologies. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of acquired assets in connection with our strategic alternatives strategy. In addition, other unanticipated costs may arise.

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

The condensed consolidated financial statements as of June 30, 2025 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,492,782)	$(14,545,497)
Investing activities	(132,117)	—
Financing activities	5,142,886	1,849,707

As of June 30, 2025, we had working capital of $3.9 million compared to working capital deficit of $1.5 million as of December 31, 2024. The increase of $5.4 million in working capital is primarily due to $8.2 million in net proceeds received from equity issuance offset by the $2.9 million related to settlement of a note payable, and the Company’s other operating costs for the three months ended June 30, 2025.

Operating Activities:

As of June 30, 2025, we had $2.9 million in cash. Net cash used in operating activities was $2.5 million for the six months ended June 30, 2025 consisting primarily of our net loss of $7.1 million, adjusted non-cash charges of $5.8 million, including $20,783 for stock-based compensation, and $4.1 million in change in fair value of derivative warrants. Changes in working capital accounts had a positive impact of on cash primarily due to a decrease in accounts payable and accrued expenses.

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

Investing Activities:

Net cash used in investing activities was $0.1 million for the six months ended June 30, 2025 related to the acquisition of licenses from New Day Diagnostics.

There was no cash provided by or used in investing activities during the six months ended 2024.

Financing Activities:

Net cash provided by financing activities was $5.3 million for the six months ended June 30, 2025, due primarily to proceeds received from the exercise of the warrants and equity issuance offset by $2.9 million payment on notes payable.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2024, due primarily to proceeds received from the exercise of the warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2025, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

ITEM 5. Other Information

During the three months ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

31.1	Certification of Interim Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial And Accounting Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

* Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 8/14/2025	By:	/s/ KAOUTHAR LBIATI
Kaouthar Lbiati
Interim Chief Executive Officer
(Principal Executive Officer)

Date: 8/14/2025	By:	/s/ JONATHAN KWOFIE
Jonathan Kwofie
Corporate Financial Controller
(Principal Financial and Accounting Officer)

