Form 10-Q
period 2025-09-30
Hepion Pharmaceuticals, Inc.
filed 2025-11-12
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of the registrant’s Common Stock outstanding as of November 12, 2025 was 11,620,317.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash	$2,321,078	$406,408
Prepaid expenses	1,419,162	1,207,329
Total current assets	3,740,240	1,613,737
Total assets	$3,740,240	$1,613,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,243	$220,202
Accrued expenses	55,859	23,684
Notes payable, current	214,309	2,900,000
Total current liabilities	347,411	3,143,886
Derivative financial instruments-warrants	68,397	333,189
Total liabilities	415,808	3,477,075
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	839,320	839,320

Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 11,620,317 and 139,168 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	1,162	14
Additional paid-in capital	247,060,568	234,252,981
Accumulated other comprehensive income	8,345	8,345
Accumulated deficit	(245,440,771)	(237,819,806)
Total stockholders’ equity	3,324,432	(1,863,338)
Total liabilities and stockholders’ equity	$3,740,240	$1,613,737

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	—	2,762,709	445,512	12,438,956
General and administrative	527,902	1,695,550	2,705,750	5,705,468
Asset impairment loss	—	—	402,746	—
Total operating expenses	527,902	4,458,259	3,554,008	18,144,424
Loss from operations	(527,902)	(4,458,259)	(3,554,008)	(18,144,424)

Other income (expense):
Interest income (expense)	8,116	(474,570)	(11,829)	(429,383)
Change in fair value of contingent consideration and derivative financial instruments	47,280	66,881	(4,055,128)	6,526,633
Inducement expense	—	—	—	(2,567,044)
Loss before income taxes	(472,506)	(4,865,948)	(7,620,965)	(14,614,218)
Income tax benefit	—	—	—	2,969,252
Net loss	$(472,506)	$(4,865,948)	$(7,620,965)	$(11,644,966)

Weighted-average common shares outstanding:
Basic and diluted	11,620,317	134,379	8,653,428	117,410

Net loss per common share: (see Note 10)
Basic and diluted	$(0.04)	$(36.21)	$(0.88)	$(99.18)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(472,506)	$(4,865,948)	$(7,620,965)	$(11,644,966)
Other comprehensive income (loss):
Foreign currency translation	—	(9)	—	24,948
Total other comprehensive income (loss)	—	(9)	—	24,948
Comprehensive loss	$(472,506)	$(4,865,957)	$(7,620,965)	$(11,620,018)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	96,375	$10	$230,291,834	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(2,853,806)	(2,853,806)
Other comprehensive income (loss)	—	—	—	—	—	—	—	87,979	—	87,979
Stock-based compensation expense	—	—	—	—	—	—	705,770	—	—	705,770
Warrant exercises, net	—	—	—	—	13,088	1	2,300,688	—	—	2,300,689

Balance at March 31, 2024	85,581	855,808	1,688	$839,320	109,463	$11	$233,298,292	$9,200	$(227,481,192)	$7,521,439
Net loss	—	—	—	—	—	—	—	—	(3,925,212)	(3,925,212)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(63,022)	—	(63,022)
Stock-based compensation expense	—	—	—	—	—	—	28,625	—	—	28,625
Issuance of shares in abeyance	—	—	—	—	6,520	—	—	—	—	—

Balance at June 30, 2024	85,581	855,808	1,688	$839,320	115,983	$11	$233,326,917	$(53,822)	$(231,406,404)	$3,561,830
Net loss	—	—	—	—	—	—	—	—	(4,865,948)	(4,865,948)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	—	—	—	28,625	—	—	28,625
Issuance of common stock	—	—	—	—	23,185	3	868,814	—	—	868,817
Balance at September 30, 2024	85,581	855,808	1,688	$839,320	139,168	$14	$234,224,356	$(53,831)	$(236,272,352)	$406,685

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	85,581	$855,808	1,688	$839,320	139,168	$14	$234,252,981	$8,345	$(237,819,806)	$(1,863,338)

Net loss	—	—	—	—	—	—	—	—	(6,105,887)	(6,105,887)
Stock-based compensation expense	—	—	—	—	—	—	20,783	—	—	20,783
Issuance of restricted stock units	—	—	—	—	1,000	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	—	—	553,846	55	2,086,537	—	—	2,086,592
Issuance of common stock in connection with stock split	—	—	—	—	60,860	6	(6)	—	—	—
Conversion of 2025 Series B warrants into common stock	—	—	—	—	8,834,034	884	9,757,029	—	—	9,757,913
Balance at March 31, 2025	85,581	$855,808	1,688	$839,320	9,588,908	959	$246,117,324	$8,345	$(243,925,693)	$3,896,063

Net loss	—	—	—	—	—	—	—	—	(1,042,572)	(1,042,572)
Conversion of 2025 Series B warrants into common stock	—	—	—	—	1,339,368	134	672,684	—	—	672,818
Issuance of common stock in connection with license agreement	—	—	—	—	692,041	69	270,560	—	—	270,629
Balance at June 30, 2025	85,581	$855,808	1,688	$839,320	11,620,317	1,162	$247,060,568	$8,345	$(244,968,265)	$3,796,938
Net loss	—	—	—	—	—	—	—	—	(472,506)	(472,506)
Balance at September 30, 2025	85,581	$855,808	1,688	$839,320	11,620,317	1,162	$247,060,568	$8,345	$(245,440,771)	$3,324,432

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,620,965)	$(11,644,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,783	763,020
Asset impairment loss	402,746	—
Depreciation	—	30,758
Amortization of debt discount	—	474,570
Inducement expense	—	2,567,044
Change in fair value of derivative instrument-warrants	4,055,133	(4,506,633)
Change in fair value of contingent consideration	—	(2,020,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(110,786)	(4,297,192)
Right of use asset	—	94,577
Operating lease liability	—	(91,068)
Prepaid expenses and other assets	314,344	1,566,461
Net cash used in operating activities	(2,938,745)	(17,063,429)

Cash flows from investing activities:
Investment in license agreement	(132,117)	—
Investment in related party receivable	—	(600,000)
Net cash used in investing activities	(132,117)	(600,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net	9,000,000	1,849,707
Equity issuance costs	(802,597)	—
Payments on notes payable	(3,211,871)	—
Proceeds from equity and debt issuance under SPA, net of discount	—	2,500,000
Net cash provided by financing activities	4,985,532	4,349,707
Effect of exchange rates on cash	—	24,948
Net increase (decrease) in cash	1,914,670	(13,288,774)
Cash at beginning of period	406,408	14,785,880
Cash at end of period	$2,321,078	$1,497,106

Supplementary disclosure of cash flow information:

Supplementary disclosure of non-cash investing and financing activities:
Issuance of Note Payable for payment of prepaid expense	526,178	—
Inducement expense for issuance of Series B-1 and B-2 warrants	$—	$2,821,399
Cashless Exercise of 2025 Series B Warrants	$10,430,732	$—
Issuance of common stock in connection with license agreement	$270,629

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

Going Concern

As of September 30, 2025, we had $2.3 million in cash, an accumulated deficit of $245.4 million, and working capital of $3.4 million. For the nine months ended September 30, 2025, cash used in operating activities was $2.9 million and we had a net loss of $7.6 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

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

Cash

As of September 30, 2025 and December 31, 2024, cash was $2.3 million and $0.4 million, respectively, consisting of checking and money market accounts held at U.S. and Canadian commercial banks. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.

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

Property, equipment and depreciation

As of September 30, 2025 and December 31, 2024, we had $0 of property and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 years to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at September 30, 2025 or December 31, 2024.

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

There was no income tax expense or benefit for the three and nine months ended September 30, 2025. The income tax benefit for the three and nine months ended September 30, 2024 was 0 and $3.0 million, respectively. The $3 million tax benefit from the nine months ended September 30, 2024 was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program.

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At September 30, 2025 and December 31, 2024, we had prepaid research and development costs of $0.

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

ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our actual historical forfeiture rate of 3% was used for the three months ended September 30, 2025 and 2024. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was de minimis at September 30, 2025 and December 31, 2024. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange losses (gains) was $0 and $72,806 for the nine months ended September 30, 2025 and 2024, respectively. The impact of foreign exchange loss was $0 and $20,402 for the three months ended September 30, 2025 and 2024, respectively.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended September 30, 2025.

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

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2024, there were 85,581 shares outstanding. During the nine months ended September 30, 2025 and 2024, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 89 common stock warrants that expired in July 2023. As of September 30, 2025, there were 1,688 shares outstanding. During nine months ended September 30, 2025 and 2024, no shares of the Series C were converted. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.0092 per share (subject to adjustments upon the occurrence of certain dilutive events).

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 6). The following assumptions were used to measure the Series A and Series B Warrants as of September 30, 2025 and December 31, 2024.

	Series A Warrants
	September 30,	December 31,
	2025	2024
Stock price	$0.05	$23.50
Expected warrant term (years)	3.39 years	4.1 years
Risk-free interest rate	3.68%	4.3%
Expected volatility	154.84%	90.1%
Dividend yield	—	—

	Series B-1 Warrants		Series B-2 Warrants
	September 30	December 31,	September 30,	December 31,
	2025	2024	2025	2024
Stock price	$0.05	$23.50	$ N/A	$23.50
Expected warrant term (years)	3.39 years	4.1 years	N/A	0.6 year
Risk-free interest rate	3.68%	4.3%	N/A	4.2%
Expected volatility	154.84%	90.1%	N/A	92.6%
Dividend yield	—	—	—	—

As of September 30, 2025, the Series B-2 warrants had expired.

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

The Company accounted for Series A and Series B warrants as liability awards and the Pre-Funded Warrant as a permanent equity, using an allocation of 75% for the liability and 25% for the equity components. A total of $2.3 million was recorded to permanent equity for the common stock and pre-funded warrants. The Series A and Series B Warrants were recorded at fair value on the date of issuance, and remeasured at fair value at the balance sheet date, with changes in fair value recorded to earnings. The Series A and Series B Warrant liabilities were assessed to be $1.3 million and $5.4 million, respectively, on the day of the transaction. As of September 30, 2025, a total of 10,173,402 Series B warrants were exercised and converted into common shares. As of September 30, 2025, none of the Series A warrants have been exercised, and the fair value of the Series A warrant liability was $0.1 million. The total number of unexercised Series A warrants as of September 30, 2025 was 3,443,461. All the pre-funded warrants were exercised as of March 31, 2025.

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

	2025 Series A Warrants
	September 30,	January 23,
	2025	2025
Stock price	$0.05	$10.00
Expected warrant term (years)	4.44 years	5.17 years
Risk-free interest rate	3.68%	4.12%
Expected volatility	137.25%	114.0%
Dividend yield	—	—

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the components of changes in our derivative financial instruments liability balance for the nine months ended September 30, 2025.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2024	49,020	333,189
Issuance of 2025 Series A warrants	3,443,461	1,348,441
Issuance of 2025 Series B warrants	10,173,402	5,360,673
Exercise of 2025 Series B warrants	(8,834,034)	(9,757,913)
Change in fair value of warrants[1]	—	4,202,178
Balance of derivative liability at March 31, 2025	4,831,849	1,486,568
Exercise of 2025 Series B warrants	(1,339,368)	(672,818)
Change in fair value of warrants	—	(698,073)
Balance of derivative liability at June 30, 2025	3,492,481	115,677
Expiration of Series B-2 warrants	(14,706)	—
Change in fair value of warrants	—	(47,280)
Balance of derivative liability at September 30, 2025	3,477,775	68,397

[1]	The total change in fair value of warrants excludes the expense of $0.6 million of issuance cost.

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

On March 15, 2025, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $656,178. The Company made a down payment of $130,000, with the remaining balance financed with a third-party over the following ten months at an annual percentage rate of 7.30%. Beginning April 2025, the Company will make 10 monthly payments of $54,394, with the last payment expected to be made in January 2026. At the end of September 30, 2025, the outstanding balance on this note payable was $214,309.

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at September 30, 2025 and December 31, 2024.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2025:
Derivative liabilities related to warrants	$68,397	$—	$68,397	$—

As of December 31, 2024:
Derivative liabilities related to warrants	$333,189	$—	$333,189	$—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for nine months ended September 30, 2025. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

7. Accrued Liabilities

At September 30, 2025 and December 31, 2024, the other accrued expenses was made up of accrued interest on note payable resulting from the Securities Purchase Agreement (the “SPA”) entered into in July 2024 (Refer to Note 4) and accrued tax payable.

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

In addition, during the nine months ended September 30, 2024, the Company granted 6,800 options with a term of 2 to 10 years that were vested upon issuance. There were no grants during the three and nine months ended September 30, 2025. As of September 30, 2025, we had 3,451 awards available for grant from the 2023 Plan.

We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$—	$28,625	$20,783	$763,020
Total stock-based compensation expense	$—	$28,625	$20,783	$763,020

A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2024	7,813	$382.00	$—	8.75 years
Granted	—	$—	$—
Forfeited	(1,991)	$143.07	$—
Balance outstanding, September 30, 2025	5,822	$356.42	$—	5.40 years
Awards outstanding, vested awards and those expected to vest at September 30, 2025	5,822	$356.42	$—	5.40 years
Vested and exercisable at September 30, 2025	5,822	$356.42	$—	5.40 years

The total fair value of awards vested during the nine months ended September 30, 2025 and 2024 was $13,870 and $0.7 million, respectively.

As of September 30, 2025, the unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures, was $0.0 million.

9. Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per common share:	2025	2024	2025	2024
Numerator:
Net loss	$(472,506)	$(4,865,948)	$(7,620,965)	$(11,644,966)
Denominator:
Weighted average common shares outstanding	11,620,317	134,379	8,653,428	117,410
Net loss per share of common stock—basic and diluted	$(0.04)	$(36.21)	$(0.88)	$(99.18)

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

The following outstanding securities at September 30, 2025 and 2024 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Nine Months Ended September 30,
	2025	2024
Common shares issuable for:
Series A preferred stock	3	3
Series C preferred stock	16	16
Restricted Stock Units	—	1,000
Stock options	7,813	9,375
Warrants – liability classified	34,314	49,020
Warrants – equity classified	1,795	1,795
2025 Series A warrants	3,443,461	—
Total	3,487,402	61,209

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

As of September 30, 2025, there were no ROU and lease liabilities as we had paid all outstanding rent on the lease, terminated the lease and vacated the office.

Rent expense for the three months ended September 30, 2025 and 2024 was $0 and $0.1 million, respectively, which included a de minimis amount for a short-term lease.

There were no future minimum rental payments under operating leases at September 30, 2025.

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

FINANCIAL OPERATIONS OVERVIEW

From inception through September 30, 2025, we have an accumulated deficit of $245.4 million, and we have not generated any revenue from operations.

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

During the nine months ended September 30, 2025, there were no significant changes to our critical accounting estimates from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	—	2,762,709	(2,762,709)
General and administrative	527,902	1,695,550	(1,167,648)
Total operating expenses	527,902	4,458,259	(3,930,357)
Loss from operations	(527,902)	(4,458,259)	3,930,357

Other income (expense):
Interest income (expense)	8,116	(474,570)	482,686
Change in fair value of contingent consideration and derivative financial instruments	47,280	66,881	(19,601)
Loss before income taxes	(472,506)	(4,865,948)	4,393,442
Income tax benefit: (See Note 3)	—	—	—
Net loss	$(472,506)	$(4,865,948)	$4,393,442

We had no revenues during the three months ended September 30, 2025 and 2024, because we do not currently have any commercial products. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products.

Research and development expenses for the three months ended September 30, 2025 and 2024 was $0 million and $2.8 million, respectively. The decrease of $2.8 million was primarily due to a $2.1 million decrease in clinical trial costs primarily for our phase 2b study, $0.4 million in consulting and outside services costs, $0.2 million in employee compensation costs due to reduced headcounts, and $0.1 million decrease in Chemistry, Manufacturing and Controls costs. The Company anticipates an increase in research and development expenses as it pursues the development of assets acquired from New Day.

General and administrative expenses for the three months ended September 30, 2025 and 2024 was $0.5 million and $1.7 million, respectively. The decrease of $1.2 million was primarily due to a $0.4 million in employee salaries due to reduced headcount, and $0.8 million in professional fees.

Comparison of the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	445,512	12,438,956	(11,993,444)
General and administrative	2,705,750	5,705,468	(2,999,718)
Asset impairment loss	402,746	—	402,746
Total operating expenses	3,554,008	18,144,424	(14,590,416)
Loss from operations	(3,554,008)	(18,144,424)	(14,590,416)

Other income (expense):
Interest income (expense)	(11,829)	(429,383)	417,554
Change in fair value of contingent consideration and derivative financial instrument	(4,055,128)	6,526,633	(10,581,761)
Inducement expense	—	(2,567,044)	2,567,044
Loss before income taxes	(7,620,965)	(14,614,218)	6,993,253
Income tax benefit: (See Note 3)	—	2,969,252	(2,969,252)
Net loss	$(7,620,965)	$(11,644,966)	$4,024,001

We had no revenues during the nine months ended September 30, 2025 and 2024, because we do not currently have any commercial products. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products.

Research and development expenses for the nine months ended September 30, 2025 and 2024 was $0.4 million and $12.4 million, respectively. The decrease of $12.0 million was primarily due to a $7.7 million decrease in clinical trial costs primarily for our phase 2b study, a $3.3 million decrease of Chemistry, Manufacturing and Controls costs, a decrease of $0.8 million in employee compensation costs due to reduced headcounts, and a decrease of $0.7 million in consulting and outside services, partially offset by $0.4 million in expense related to purchased in-process research and development from the New Day asset acquisition.

General and administrative expenses for the nine months ended September 30, 2025 and 2024 was $2.2 million and $5.7 million, respectively. The decrease of $3.0 million was primarily due to a $1.5 million decrease in employee compensation due to reduced headcount, a $0.7 million decrease in employee stock compensation, $0.6 million decrease in professional and consulting fees and $0.1 million in insurance.

Asset impairment loss for the nine months ended September 30, 2025 and 2024 was $0.4 million and $0 million, respectively. The increase of $0.4 million was primarily impairment expense related to the asset acquired in the license agreement. We tested the asset for impairment during the reporting period, noting there were triggering events related to delayed timing to market resulting in an adverse effect on estimated cashflow over the next two years. Given that the license agreement requires both parties to agree to renewal after the initial two years, we projected the estimated cashflows for the first two years for the assets available for sales in eligible markets, noting the projected cashflow will not be enough to recover the allocated cost in the first two years of the license agreement, resulting in an impairment loss.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through September 30, 2025 primarily through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.

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

Future Funding Requirements

We have no products approved for commercial sale in the United States. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of September 30, 2025, we had an accumulated deficit of $245.4 million. We expect to continue to incur significant losses for the foreseeable future.

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

The condensed consolidated financial statements as of September 30, 2025 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,938,745)	$(17,063,429)
Investing activities	(132,117)	(600,000)
Financing activities	4,985,532	4,349,707

As of September 30, 2025, we had working capital of $3.4 million compared to working capital deficit of $1.5 million as of December 31, 2024. The increase of $4.9 million in working capital is primarily due to $8.2 million in net proceeds received from equity issuance offset by the $2.9 million related to settlement of a note payable, and the Company’s other operating costs for the nine months ended September 30, 2025.

Operating Activities:

As of September 30, 2025, we had $2.3 million in cash. Net cash used in operating activities was $2.9 million for the nine months ended September 30, 2025 consisting primarily of our net loss of $7.6 million, adjusted non-cash charges of $4.6 million, including $0.4 million for asset impairment, and $4.1 million in change in fair value of derivative warrants. Changes in working capital accounts had a positive impact of on cash primarily due to a decrease in accounts payable and accrued expenses.

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

Investing Activities:

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2025 related to the acquisition of licenses from New Day Diagnostics. Net cash used in investing activities was $600,000 for the nine months ended September 30, 2024. The $600,000 in 2024 was primarily due to the note receivable from Pharma Two B.

Financing Activities:

Net cash provided by financing activities was $5.0 million for the nine months ended September 30, 2025, due primarily to proceeds received from the exercise of the warrants and equity issuance offset by $3.2 million payment on notes payable.

Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2024, due primarily to proceeds received from the exercise of the warrants and equity issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2025, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

ITEM 5. Other Information

During the three months ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

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

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 11/12/2025	By:	/s/ KAOUTHAR LBIATI
Kaouthar Lbiati
Interim Chief Executive Officer
(Principal Executive Officer)

Date: 11/12/2025	By:	/s/ JONATHAN KWOFIE
Jonathan Kwofie
Corporate Financial Controller
(Principal Financial and Accounting Officer)

