Form 10-K
period 2025-12-31
Hepion Pharmaceuticals, Inc.
filed 2026-03-12
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number 001-36856

HEPION PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-2783806
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Madison Ave, Suite 400- PMB# 4362, Morristown, New Jersey 07960

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (732) 902-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HEPA	OTC QB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (? 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to ?240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $0.9 million based on the last reported sale price of the registrant’s common stock.

The number of shares of the registrant’s Common Stock outstanding as of March 11, 2026 was 11,620,317.

Documents Incorporated by Reference:

Parts of the registrant’s Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

		Page
Cautionary Note Regarding Forward-Looking Statements		3

PART I

Item 1.	Business	5
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	43
Item 1C.	Cybersecurity	43
Item 2.	Properties	44
Item 3.	Legal Proceedings	44
Item 4.	Mine Safety Disclosures	44

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	45
Item 6.	[Reserved]	45
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75
Item 9A.	Controls and Procedures	75
Item 9B.	Other Information	76
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	76

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	77

PART IV

Item 15.	Exhibits and Financial Statement Schedules	78
Item 16.	Form 10-K Summary	79

SIGNATURES		80

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

Risks Related to Our Common Stock

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2025 and if they continue to be ineffective could result in material misstatements in our financial statements.

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

On May 9, 2025, we entered into a license agreement (“License Agreement”) with New Day Diagnostics LLC (“New Day”) pursuant to which we in-licensed certain diagnostic tests for celiac disease, respiratory multiplex (Covid/Influenza A/B and RSV), helicobacter pylori (“H. pylori”) and hepatocellular carcinoma (“HCC”). The celiac, respiratory multiplex and H. pylori tests have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time. Pursuant to the License Agreement, we paid $525,000 in cash to New Day along with $270,629 in shares of our common stock. In addition, we agreed to pay New Day up to $17.15 million upon achievement of certain regulatory, sales and reimbursement milestones. Further, we will pay New Day royalty rates in the upper single to low double digits based on net sales.

We accounted for this transaction as an asset acquisition. The total consideration of $815,045, including the $19,146 of transaction fees, was allocated between purchased in-process research and development and Intangibles for the assets with CE mark in the EU. The portion allocated to in-process research and development was $412,299 and it was expensed upon the completion of the transaction, as research and development cost. We did not recognize any contingent consideration (milestone payments) given the low probability of meeting those targets. Royalties will be recognized when earned.

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

On May 26, 2025, we entered into a patent and associated assets acquisition agreement (the “Agreement”) with Panetta Partners Limited (“Panetta”) whereby Panetta purchased from us all patent assets, knowhow, clinical trial data and drug product relating to Rencofilstat (formerly CRV431) for a nominal amount. There was no gain or loss resulting from this transaction. Panetta also assumed all contingent consideration obligations to the predecessor company’s shareholders. Pursuant to the Agreement, Panetta agreed to provide a contingent value right (“CVR”) to our stockholders to receive one or more contingent payments upon the achievement of certain milestones as set forth below:

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

On February 25, 2026, we entered into an intellectual property license agreement with Cirna Diagnostics, LLC (“Cirna”) pursuant to which we licensed certain liver disease diagnostic assets from Cirna. We will pay an upfront payment of $50,000 as well as certain patent expenses, up to $2,350,000 in milestone payments, up to $4,500,000 in sales milestone payments and a royalty payment on net sales in the low single digits.

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

Government Regulation

The design, development, manufacture, testing and sale of our products in the U.S. are subject to regulation by numerous governmental authorities, principally the FDA, and corresponding state and local regulatory agencies.

FDA Regulation

Medical Devices

Generally, the products we develop must be cleared by the FDA before they are marketed in the United States. Before and after approval, authorization, or clearance in the United States, our products are subject to extensive regulation by the FDA, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, recordkeeping, market clearance, authorization or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices, including IVDs. IVDs are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases, conditions or infections, including, without limitation, the presence of certain chemicals or other biomarkers. Predictive, prognostic and screening tests can also be IVDs.

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and effectiveness:

●	Class I: general controls, such as labeling and adherence to quality system regulations;

●

Class II: special controls, premarket notification (often referred to as a 510(k)), specific controls such as performance standards, patient registries, post-market surveillance, additional controls such as labeling and adherence to quality system regulations; and

●	Class III: special controls and requires a premarket approval (“PMA”).

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, approval of a de novo application, or approval of a premarket approval (PMA).

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. Our initial product is a Class II device subject to 510(k) clearance.

510(k) Clearance Marketing Pathway

510(k) clearance, a company must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to PMA, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but often takes longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, the FDA collects user fees for certain medical device submissions and annual fees for medical device establishments.

After a device receives 510(k) marketing clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

De Novo Classification

Devices of a new type that FDA has not previously classified based on risk are automatically classified into Class III by operation of section 513(f)(1) of the FDCA, regardless of the level of risk they pose. To avoid requiring PMA review of low- to moderate-risk devices classified in Class III by operation of law, Congress enacted section 513(f)(2) of the FDCA. This provision allows FDA to classify a low- to moderate-risk device not previously classified into Class I or II. After de novo authorization, an authorized device may be used as a predicate for future devices going through the 510(k) process.

Clinical Trials

Clinical trials are often required for a de novo authorization. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk,” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (IRB) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE study and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Sponsors of applicable clinical trials of devices also are required to register with www.clinicaltrials.gov, a public database of clinical trial information. Information related to the device, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration. Although the FDA’s Quality System Regulation (QSR) does not fully apply to investigational devices, the requirement for controls on design and development does apply.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;

●

QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;

●	requirements related to promotional activities;

●

clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;

●

medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●

correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

●

post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Once we have a commercialized product, our manufacturing processes will be required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products, which would have a material adverse effect on our business. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

●	unanticipated expenditures to address or defend such actions;

●	customer notifications or repair, replacement, refunds, recall, detention or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing or delaying our requests for regulatory approvals or clearances of new products or modified products;

●	refusal to grant export approval for our products; or

●	criminal prosecution.

Federal and State Fraud and Abuse Laws

We are subject to federal fraud and abuse laws such as the federal Anti-Kickback Statute (AKS), the federal prohibition against physician self-referral (Stark Law), the Eliminating Kickbacks in Recovery Act (EKRA), and the federal False Claims Act (FCA). We are also subject to similar state and foreign fraud and abuse laws.

The AKS (Social Security Act § 1128B(b)) prohibits knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in return for or to induce such person to refer an individual, or to purchase, lease, order, arrange for, or recommend purchasing, leasing or ordering, any item or service that may be reimbursable, in whole or in part, under a federal healthcare program, such as Medicare or Medicaid. There are a number of statutory exceptions and regulatory safe harbors to the AKS that provide protection from AKS liability to arrangements that fully satisfy the applicable requirements.

EKRA (18 USC § 220) prohibits knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in return for the referral of a patient to, or in exchange for an individual using the services of certain entities, including laboratories, if the services are covered by a health care benefit program. The term “health care benefit program” is broadly defined such that EKRA extends to referrals reimbursed by both governmental and commercial third-party payers. EKRA includes a number of statutory exceptions that provide protection from EKRA liability if the applicable requirements are met.

The Stark Law (Social Security Act § 1877) generally prohibits, among other things, clinical laboratories and other so-called “designated health services” entities from billing Medicare for any designated health services when the physician ordering the service, or any member of such physician’s immediate family, has a financial relationship, such as a direct or indirect investment interest in or compensation arrangement with the billing entity, unless the arrangement meets an exception to the prohibition. The Stark Law also prohibits physicians from making such referrals to a designated health services entity. There are also similar state laws that apply where Medicaid and/or commercial payers are billed.

The FCA (31 USC § 3729) imposes penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the government that are false or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to such a false or fraudulent claim, or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. This statute also permits a private individual acting as a “qui tam” whistleblower to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties per false claim or statement for penalties assessed.

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payer knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular provider, practitioner, or supplier, and contracting with an individual or entity that the person knows or should know is excluded from participation in a federal health care program. In addition, federal criminal statutes created by the Health Insurance Portability and Accountability Act (HIPAA) prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition to these federal laws, there are often similar state anti-kickback and false claims laws that typically apply to arrangements involving reimbursement by a state-funded Medicaid or other health care program. Often, these laws closely follow the language of their federal law counterparts, although they do not always have the same exceptions or safe harbors. In some states, these anti-kickback laws apply with respect to all payers, including commercial payers.

A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other healthcare providers, and, in some states, marketing expenditures. In addition, some state statutes impose outright bans on certain manufacturer gifts to physicians or other health care professionals. Some of these laws, referred to as “aggregate spend” or “gift” laws, carry substantial fines if they are violated.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs and extensive annual trainings for all of our employees and contractors. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from participation in government-funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs.

Anti-Corruption

The FCPA and similar international bribery laws make it unlawful for persons or entities to make payments to foreign government officials to assist in obtaining and maintaining business. Specifically, the anti-bribery provisions of the FCPA prohibit any offer, payment, promise to pay, or authorizing the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to do or omit to do an act in violation of his or her duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business, to any person. In addition to the anti-bribery provisions of the FCPA, the statute also contains accounting requirements designed to operate in tandem with the anti-bribery provisions. Covered companies are required to make and keep books and records that accurately and fairly reflect the transactions of the company and devise and maintain an adequate system of internal accounting controls. With our international operations through our third-party partnerships, we could incur significant fines and penalties, as well as criminal liability, if we fail to comply with either the anti-bribery or accounting requirements of the FCPA, or similar international bribery laws. Even an unsuccessful challenge of our compliance with these laws could cause us to incur adverse publicity and significant legal and related costs.

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

As of December 31, 2025, we had two employees.

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

For the years ended December 31, 2025 and 2024, we had an accumulated deficit of $246.1 million, and $237.8 million, respectively. We expect to incur significant and increasing operating losses for the next several years as we expand our research and development efforts, initiate new clinical trials, acquire or license technologies, advance other product candidates into clinical development, complete clinical trials, seek regulatory approval and, if we receive FDA approval, commercialize our products. For the years ended December 31, 2025 and 2024, we raised net proceeds of approximately $8.2 million and $4.3 million, respectively, through the sale of notes payable, common stock and warrants, to fund our future operations.

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

Our ability to raise additional funds is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing. We cannot provide any assurance that we will be able to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that may be necessary should we be unable to continue as a going concern. It is not possible for us to predict at this time the potential success of our business. The revenue and income potential of our business and operations are currently unknown. If we cannot continue as a viable entity, you may lose some or all of your investment in our company. Absent further funding, we currently expect to run out of available cash resources during the third quarter of 2026. As a result of our lack of cash resources, we have slowed the timeline of our clinical trial work to preserve cash resources in the near-term. If we fail to obtain additional financing, we likely will be forced to abandon such activities entirely and file for bankruptcy protection, with the possible loss of such properties or assets (including the license to our core technology). Based on our explorations to date, we do not expect that any other strategic alternatives, such as a potential sale of the Company or its assets or other restructuring efforts, will be available to us in the near-term. As a result, any inability to obtain additional financing in the near-term, including a material amount of financing over the next 2-3 years, would likely result in a material adverse effect on our business, results of operations, cash flow, financial condition and prospects and cause our stockholders to receive little or no return on their shares of common stock.

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

If any of our product candidates are approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidates in larger quantities. We may not be able to successfully increase the manufacturing capacity for our product candidates in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidates require precise, high-quality manufacturing. Our failure to achieve and maintain these high-quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

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

Risks Related to Government Regulation

We conduct our business in a heavily regulated industry, and changes in regulations or violations of regulations may, directly or indirectly, reduce our revenue, adversely affect our results of operations and financial condition and harm our business.

The life sciences industry is highly regulated, and the regulatory environment in which we and our collaborators operate may change significantly and adversely to us in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation, federal and state laws relating to:

●	laboratory testing, including CLIA and state laboratory licensing laws;

●	the development, testing, use, distribution, promotion and advertising of research services, kits, clinical diagnostics and pharmaceutical therapies, including certain LDTs, and related services, which are regulated by the FDA under the FDCA and the FTC;

●	test ordering, documentation of tests ordered, billing practices and claims payment under CMS and the HHS OIG enforcing those laws and regulations;

●	cellular therapies, medical device and in vitro diagnostic clearance, marketing authorization or approval;

●	laboratory anti-mark-up laws;

●	the handling and disposal of medical and hazardous waste;

●	fraud and abuse laws such as the False Claims Act, the AKS, EKRA, and the Stark Law;

●	Occupational Safety and Health Administration rules and regulations;

●	HIPAA and other federal and state data privacy and security laws;

●	federal and state genetic information laws, such as the Genetic Information Nondiscrimination Act (“GINA”) and similar state laws; and

●	coverage and restrictions on coverage and reimbursement for clinical diagnostics and pharmaceutical therapies and Medicare, Medicaid, other governmental payors and private insurers reimbursement levels.

In particular, the laws, regulations and policies governing the marketing of RUO products, LDTs and clinical diagnostic tests and services are extremely complex and are subject to interpretation by the courts and governmental agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal health care programs, or prohibitions or restrictions on our laboratories’ ability to provide or receive payment for our services. We believe that we are in material compliance with all statutory and regulatory requirements, but there is a risk that one or more government agencies could take a contrary position, or that a private party could file suit under the qui tam provisions of the federal False Claims Act or a similar state law. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

The insurance coverage and reimbursement status of newly approved products, in a new category of diagnostics and therapeutics, is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for current or future products could limit our ability, and that of our collaborators, to fully commercialize our products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford the clinical diagnostic tests and therapeutics that we and our collaborators plan to develop and sell. In addition, because our clinical diagnostics and some of our potential therapeutic products will represent new approaches to the research, diagnosis, detection and treatment of diseases, we cannot accurately estimate how our products and services, and those jointly created with our collaborators, would be priced, whether reimbursement could be obtained or any potential revenue generated. Sales of our products will depend substantially, both domestically and internationally, on the extent to which the costs of our products and services are paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize some of our products or services. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment in any of our products or services. If we adopt a self-pay strategy with respect to any products or services, we may experience similar difficulties in the establishment or maintenance of sufficiently high pricing. Changes in the reimbursement landscape may occur, which are outside of our control, and may impact the commercial viability of our products and services.

There is significant uncertainty related to the insurance coverage and reimbursement of newly cleared, authorized or approved products and services. In the U.S., many significant decisions about reimbursement for new diagnostics and medicines are typically made by CMS, an agency within the HHS, and its contractors. CMS and its contractors decide whether and to what extent a new diagnostic or medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS policies to a substantial degree. It is difficult to predict what CMS and its contractors will decide with respect to reimbursement for novel products and services such as ours. Additionally, reimbursement agencies in Europe may be more conservative than CMS. These inherent limitations could affect our ability to realize revenues from our clinical products.

Outside the U.S., the reimbursement process and timelines vary significantly. Certain countries, including a number of member states of the EU, set prices and make reimbursement decisions for diagnostics and pharmaceutical products, or medicinal products, as they are commonly referred to in the EU, with limited participation from the marketing authorization or Conformité Européene (“CE”) mark holders, or may take decisions that are unfavorable to the authorization or CE mark holder where they have participated in the process. We cannot be sure that such prices and reimbursement decisions will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or make reimbursement criteria that are not commercially attractive for us or our collaborators, our revenues and the potential profitability of our products and services in those countries would be negatively affected.

An increasing number of countries, including the U.S. and the EU, are pursuing initiatives to attempt to control the healthcare budget by focusing cost-cutting efforts on medicinal products, and to a lesser extent, medical devices, provided under their state-run healthcare systems. Additionally, some countries require approval of the sale price of a product before it can be marketed or mandatory discounts or profit caps may be applied. Further, after the sale price is approved, it remains subject to review during the product lifecycle. In many countries, the pricing review period begins after marketing or product licensing approval is granted or the CE mark is obtained. As a result, we or our collaborators might obtain marketing approval for a product or service in a particular country, but then may experience delays in the reimbursement approval or be subject to price regulations that would delay the commercial launch of our product or service, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of that product or service in that particular country.

Moreover, increasing efforts by governmental and third-party payors, in the U.S. and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for newly cleared, authorized or approved devices and medicines and, as a result, they may not cover or provide adequate payment for our clinical diagnostics or the cellular therapies to be sold by us or our collaborators. For example, the U.S. government introduced the Lower Drug Costs Now Act of 2019 to reduce the cost of drugs. This blueprint contains certain measures that HHS is already working to implement. In addition, the No Surprises Act (“NSA”) took effect in January 2022. One of the goals of the NSA is to protect patients from “surprise” medical bills resulting from gaps in coverage for services provided by out-of-network providers, such as laboratories, related to patient visits at in-network facilities. The NSA limits the amount out-of-network laboratories may charge a patient for laboratory services ordered during an in-network facility visit and establishes an independent dispute resolution process for determining the amount of reimbursement for the laboratory service in the event that the laboratory and insurer cannot agree on a rate. To the extent the NSA limits the price charged for our diagnostic products or cellular therapeutics, the commercial viability of those products may be adversely affected.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological program pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, which are, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect to experience pricing pressures on our clinical diagnostics and cellular therapies sold by us and our collaborators due to the trend toward value-based pricing and coverage, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Changes in law relating to health insurance coverage and payment may adversely affect our business.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. clinical diagnostic and biopharmaceutical industries. The ACA, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program, extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs and medical devices, including laboratory kits, and promoted a new Medicare Part D coverage gap discount program.

Some of the provisions of the ACA have been subject to judicial and Congressional challenges. It is also unclear how regulatory provisions and sub-regulatory guidance, both of which fluctuate continually, may affect interpretation and implementation of the ACA and its practical effects on our business. In addition, changes in the number of patients that can look to third-party payment to help afford our products and services may affect the demand for these products and services.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase downward pressure on drug and device pricing. Such reforms could have an adverse effect on anticipated revenues from our products and services, including those that we jointly develop with our collaborators, and may affect our overall financial condition and ability to develop or obtain regulatory clearance, authorization or approval for our products and services.

Inadequate funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and clear, authorize or approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory and policy changes. In addition, government funding of agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and devices to be reviewed and cleared, authorized or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We must maintain compliance with marketing authorization requirements of the FDA and equivalent foreign and state regulatory authorities for our products and services whose sale is subject to their authority and failure to maintain compliance with FDA requirements may prevent or delay the marketing of our products and services.

Even after we have obtained marketing authorization we must comply with the scope of that clearance, authorization or approval. Failure to comply with those limitations or the additional, extensive and ongoing post-marketing obligations imposed by the FDA or other regulatory requirements of other regulatory agencies, such as the Clinical Laboratory Evaluation Program for New York State, could result in unanticipated compliance expenditures, a range of administrative enforcement actions, injunctions and criminal prosecution. FDA post-market obligations include, among other things, compliance with the FDA QSR, establishing registration and device listings, labeling requirements, reporting of certain adverse events and malfunctions, and reporting of certain recalls. In addition, circumstances may arise that cause us to recall equipment used in connection with our products and services. Such recalls could have an adverse effect on our ability to provide those products and services, which in turn would adversely affect our financial condition. Our collaborators will also be required to maintain FDA clearance and possibly also other authorizations or approvals for the products and services that we jointly develop. Any failure by us or our collaborators to maintain such clearance, authorization or approval could impair or cause a delay in our ability to profit from these collaborations.

For each product we are developing that requires FDA premarket review or equivalent regulatory approval, the FDA or other regulatory authority may not grant clearance, authorization or premarket approval and failure to obtain necessary approvals for our future products and services would adversely affect our ability to grow our business.

Before we begin to manufacture, label and market additional clinical diagnostic products for commercial diagnostic use in the U.S., we may be required to obtain either clearance, marketing authorization or approval from the FDA and state regulatory authorities with jurisdiction over such products, unless an exemption applies or, in the case of the FDA, it exercises its enforcement discretion and refrains from enforcing its requirements. For example, the FDA currently refrains from enforcing its medical device requirements with respect to LDTs, which the FDA considers to be a type of in vitro diagnostic test that is designed, manufactured and used within a single properly licensed laboratory.

The process of obtaining PMA from the FDA is much more rigorous, costly, lengthy and uncertain than the 510(k) clearance process. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. Conversely, in the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device in order for the product to be cleared for marketing. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics or if it has different technological characteristics as the predicate device, the proposed device must be as safe and effective as, and not raise different questions of safety or effectiveness than, the predicate device. Clinical data is sometimes required to support substantial equivalence. For lower-risk devices that would otherwise automatically be placed into Class III, which require a PMA because no predicate device is available and the devices do not fall within an existing 510(k)-exempt classification, an applicant may submit a de novo request to down classify the device into Class II or Class I, which would not require a PMA. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device, which is low to moderate risk and has no predicate. In other words, the applicant must justify the “down-classification” to Class I or II for a new product type that would otherwise automatically be placed into Class III, but is lower risk. Clinical data may be required. For laboratory tests for which FDA clearance, authorization or approval is required, the FDA may also require data to support analytical and clinical validity.

The 510(k), de novo and PMA processes can be expensive and lengthy and require the payment of significant fees, unless an exemption applies. The FDA’s 510(k) clearance pathway usually takes from three to nine months from submission, but it can take longer for a novel type of product. The FDA’s de novo classification pathway usually takes from six to 12 months, but for many applicants can take up to 18 months or more.

The process of obtaining a PMA generally takes from one to three years, or even longer, from the time the PMA is submitted to the FDA until an approval is obtained. Any delay or failure to obtain necessary regulatory clearances, authorizations or approvals would have a material adverse effect on our business, financial condition and prospects.

The FDA can delay, limit or deny clearance, authorization or approval of a device for many reasons, including:

●	the inability to demonstrate to the satisfaction of the FDA that the products are safe or effective for their intended uses;

●	the disagreement of the FDA with the design, conduct or implementation of the clinical trials or the analysis or interpretation of data from preclinical studies, analytical studies or clinical trials;

●	serious and unexpected adverse device effects experienced by participants in clinical trials;

●	the data from preclinical studies, analytical studies and clinical trials may be insufficient to support clearance, authorization or approval, where required;

●	the inability to demonstrate that the clinical and other benefits of the device outweigh the risks;

●	an advisory committee, if convened by the FDA, may recommend against approval of a PMA or other application or may recommend that the FDA require, as a condition of approval, additional preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions, or even if an advisory committee makes a favorable recommendation, the FDA may still not approve the product;

●	the FDA may identify deficiencies in our marketing application;

●	the FDA may identify deficiencies in our or our collaborators’ manufacturing processes, facilities or analytical methods;

●	the potential for policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering clinical data or regulatory filings insufficient for clearance, authorization or approval; and

●	the FDA or foreign regulatory authorities may audit clinical trial data and conclude that the data is not sufficiently reliable to support a PMA.

There are numerous FDA personnel assigned to review different aspects of marketing submissions, which can present uncertainties based on their ability to exercise judgment and discretion during the review process. During the course of review, the FDA may request or require additional data and information, and the development and provision of these data and information may be time-consuming and expensive. The process of obtaining regulatory clearances, authorizations or approvals to market a medical device can be costly and time-consuming, and we may not be able to obtain these clearances, authorizations or approvals on a timely basis, or at all for our products in development. If we are unable to obtain clearance, authorization or approval for any products for which we plan to seek clearance, authorization or approval, our business may be harmed.

Modifications to our products with FDA clearance may require new FDA clearances, authorizations or approvals, or may require us to cease marketing or recall the modified clinical diagnostic products or future clinical products until clearances are obtained.

Any modification to a 510(k)-cleared device that significantly affects its safety or effectiveness, or that constitutes a major change in its intended use, could require a new 510(k) clearance, a new de novo authorization or approval of a PMA. The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances, authorizations or approvals are necessary.

For any product approved pursuant to a PMA, we would be required to seek supplemental approval for many types of modifications to the approved product. The FDA requires manufacturers in the first instance to determine whether a PMA supplement or other regulatory filing is needed or whether the change may be reported via the PMA Annual Report, but may disagree with a company’s assessment.

If the FDA disagrees with our determination, which it may not review until we submit an annual report or the FDA conducts an inspection or other inquiry, and requires us to seek new clearances, authorizations or approvals for modifications to our previously cleared, authorized or approved clinical diagnostic products for which we have concluded new clearances, authorizations or approvals are unnecessary, we may be required to cease marketing or distribution of these clinical diagnostic products or to recall the modified products until we obtain clearance, authorization or approval. We may also be subject to enforcement action, including, among other things, significant regulatory fines or penalties.

Our employees, consultants and collaborators may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants and those of our collaborators. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the U.S. and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent improper marketing, fraud, misconduct, kickbacks, bribery, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical studies, which could result in regulatory sanctions and cause serious harm to our reputation. We currently have a code of conduct applicable to all of our employees and suppliers, but it is not always possible to identify and deter misconduct. In addition, our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such investigations or actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, which could have a significant impact on our business. We currently have a compliance program in accordance with the elements of an effective program outlined by the HHS OIG, which could help mitigate damages, but cannot prevent all misconduct. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees, suffer adverse publicity and reputational harm, and have the attention of management diverted in defending ourselves against any of these claims or investigations.

Future Medicare payment rates are uncertain.

In January 2020, CMS revised the National Coverage Determination (“NCD”) for molecular diagnostic laboratory testing services utilizing a NGS methodology, which includes our clinical diagnostic products, for Medicare beneficiaries with advanced cancer. CMS revised the NCD to extend specific coverage for germline (inherited) testing. CMS stated that it is continuing to make other technical, clarifying and conforming changes in the NCD manual and they are also clarifying the existing policy related to diagnostic tests for Somatic (Acquired) Cancer. If CMS were to make material revisions to policy, this could potentially impact the scope of clonoSEQ coverage.

Under Medicare Part B, payment for most diagnostic laboratory tests is made under the Clinical Laboratory Fee Schedule (“CLFS”), which assigns payment amounts to tests based on billing codes. Under the Protecting Access to Medicare Act of 2014 (“PAMA”), certain laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or Medicare’s Physician Fee Schedule are required to report to CMS every three years, or annually for “advanced diagnostic laboratory tests,” commercial payor payment rates and volumes for tests they perform and that are assigned specific billing codes. PAMA has special provisions relating to “advanced diagnostic laboratory tests,” as defined by the statute, and these provisions affect the rate-setting at the time of launch and the periodicity of rate reporting and revision. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. If, in the future, clonoSEQ or any of our tests are assigned a specific code we would be required to report commercial payor payment data on those tests. Payments for tests billed under miscellaneous codes are determined by the MACs, which also have discretion to change those payment rates.

CMS uses the data reported by laboratories to calculate a payment rate for each CLFS test, other than those coded with miscellaneous codes and certain others, based on the volume-weighted median of the private payor rates. These rates apply for three years, except that payment rates for advanced diagnostic laboratory tests apply for one year. If we offer tests with specific codes, this apparatus will apply. Under these circumstances, Medicare’s payment rates would be determined by the rates we and other laboratories, if any, with tests that share the specific codes we use, obtain from commercial payors. In that case, if we are unable to obtain and maintain adequate reimbursement rates from commercial payors, this may adversely affect our Medicare rates.

In some circumstances, our tests may be furnished to hospital inpatients and paid by Medicare under different rules. For example, when a specimen is obtained from a patient who is at the time classified by Medicare as a hospital inpatient, Medicare would not make a separate payment for the test and we would have to look to the hospital for payment. We do not know how often this will occur or whether hospitals will resist paying us for our tests. In this situation, Medicare coverage would be determined by the MAC for the jurisdiction where the hospital is located, which may not cover our tests.

Our products, and those jointly developed with our collaborators, may in the future be subject to product or service recalls. A recall of products or services, either voluntarily or at the direction of the FDA or another governmental authority, or the discovery of serious safety issues with our or our collaborators’ products or services, could have a significant adverse impact on us.

The FDA has the authority to require the recall of commercialized products or services that are subject to FDA regulation. Manufacturers may, under their own initiative, recall a product or service if any deficiency is found. The FDA requires that certain corrections and removals, including recalls intended to reduce a health risk, be reported to the FDA within ten working days of initiating such correction or removal. For reportable corrections and removals, companies are required to make additional periodic submissions to the FDA after initiating the recall, and often engage with the FDA on their recall strategy prior to initiating the recall. A government-mandated or voluntary recall by us, one of our distributors or our collaborators could occur as a result of an unacceptable health risk, component failures, failures in laboratory processes, malfunctions, manufacturing errors, design or labeling defects, or other deficiencies and issues. Recalls of any of our commercialized products or services or those jointly developed with our collaborators would divert managerial and financial resources and adversely affect our reputation, results of operations and financial condition. We may also be subject to liability claims, be required to bear other costs or take other actions that may negatively impact our future sales and our ability to generate profits. Companies are also required to maintain certain records of corrections and removals, even if these do not require reporting to the FDA. We or our collaborators may initiate voluntary recalls involving our commercialized products or services in the future that we determine do not require FDA notification. If the FDA disagrees with our determinations, they may require us to report those actions as recalls. A future recall announcement by us or our collaborators could harm our reputation with customers and negatively affect our results of operations and financial condition. In addition, the FDA or other agency could take enforcement action for failing to report the recalls when they were conducted.

If we or our collaborators initiate a recall, including a correction or removal, for one of our commercialized products or services, issue a safety alert, or undertake a field action or recall to reduce a health risk, this could lead to increased scrutiny by the FDA, other governmental and regulatory enforcement bodies, and our or our collaborators’ customers regarding the quality and safety of our products and services, and to negative publicity, including FDA alerts, press releases, or administrative or judicial actions. Furthermore, the submission of these reports could be used against us by competitors and cause customers to delay purchase decisions or cancel orders, which would harm our reputation.

Any additional commercialized products or any future products that obtain regulatory clearance, authorization, approval, accreditation or licensure will remain subject to regulatory scrutiny and our failure to maintain our regulatory clearances, authorizations, approvals, accreditations or licensures could adversely affect our reputation, business and results of operations.

Even if we or our collaborators obtain regulatory clearance, authorization, approval, accreditation or licensure in a jurisdiction for our products and services, the applicable regulatory authority may still impose significant restrictions on the indicated uses or marketing of our products and services, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance of our or our collaborators’ manufacturing and distribution. Advertising for certain devices and labeling, including promotional labeling, for all devices must comply with FDA requirements. In addition, device advertising and promotion may also be subject to other federal and state laws. For example, the FDA shares jurisdiction over the regulation of device advertising with the FTC. Advertising for devices characterized as restricted by the FDA is subject to specified FDA requirements, while advertising for non-restricted devices is regulated by the FTC.

If we or our collaborators fail to comply with applicable regulatory requirements following clearance, authorization, approval, accreditation or licensure of any of our products and services, a regulatory agency may:

●	initiate an inspection of our or our collaborators’ facilities;

●	issue an untitled or warning letter asserting that we or our collaborators are in violation of law;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory clearance, authorization or approval, or revoke a license or accreditation;

●	suspend any ongoing clinical studies;

●	delay or refuse clearance, authorization or approval of a pending regulatory submission or supplement submitted by us or our collaborators;

●	impose restrictions on our or our collaborators’ cleared, authorized, approved, accredited or licensed products or services;

●	seize or recall the product or service;

●	partially suspend or entirely shut down our or our collaborators’ manufacturing or laboratory operations;

●	issue advisories or other field actions;

●	impose operating restrictions;

●	refuse to allow us or our collaborators to enter into supply contracts, including government contracts; or

●	refer matters to the DOJ or other enforcement or regulatory bodies.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our and our collaborators’ ability to commercialize any cleared, authorized or approved products and services and generate revenues.

If any of our diagnostic products or services cause or contribute to a death or serious injury, or malfunction in certain ways, we will be required to report such death, serious injury or malfunction under applicable medical device reporting regulations, and such events can result in voluntary corrective actions or agency enforcement actions.

Under FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or one of our similar devices were to recur. If such a death, serious injury or malfunction were to occur, and we or our collaborators are unable to demonstrate that the adverse events were caused by factors other than our or our collaborator’s products and services, regulatory authorities could order us to cease further development of, or deny clearance, authorization or approval of, any of our or our collaborators’ products and services for any or all targeted indications. Even if we and our collaborators are able to demonstrate that any serious adverse events are not related to our products and services, such occurrences could affect patient recruitment or the ability of enrolled trial participants to complete the trial. Moreover, if we or our collaborators elect, or are required, to delay, suspend or terminate any clinical trial of any product in development, the commercial prospects of such product in development may be harmed and our ability to generate product revenues may be delayed or eliminated. Any of these occurrences may harm our and our collaborators’ ability to identify and develop future products and services, and may significantly harm our business, financial condition, result of operations and prospects.

We are subject to various laws and regulations, such as healthcare fraud and abuse laws, false claim laws and health information privacy and security laws, among others, and failure to comply with these laws and regulations may have an adverse effect on our business.

Healthcare providers, physicians, hospitals and third-party payors often play a primary role in the recommendation and prescription of any currently marketed products and services for which we may obtain clearance, authorization or approval. Our current and future arrangements with healthcare providers, physicians, hospitals and third-party payors, and our sales, marketing and educational activities related to our products and services, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations at the federal and state level that may constrain our business or financial arrangements, and the relationships through which we market, sell and distribute our products and services. In addition, our operations are also subject to various federal and state fraud and abuse, physician payment transparency, and privacy and security laws, including, without limitation:

The AKS, which prohibits, among other things, persons and entities, including clinical laboratories, from knowingly and willfully soliciting, receiving, offering or paying remuneration, whether directly or indirectly, overtly or covertly, in case or in kind, to induce or reward or in return for either the referral of an individual or the purchase, lease, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. The AKS has been interpreted broadly to apply to, among other things, arrangements between clinical laboratories and prescribers and purchasers of our tests. The term “remuneration” expressly includes kickbacks, bribes or rebates and has been broadly interpreted to include anything of value, including gifts, discounts, waivers of payment, ownership interests and any goods or services provided at less than their fair market value. There are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, however, these exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny. The failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of the facts and circumstances to determine whether one purpose of the remuneration in the arrangement was to induce referrals or generate business that is payable by a federal healthcare program. A violation of the AKS may be grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the False Claims Act. Moreover, certain AKS safe harbors currently protecting rebates paid by device manufacturers to third parties and other arrangements between device manufacturers and third parties may later be modified or repealed pursuant to a pending regulatory proposal, which could require us to revisit or modify our business practices. Our practices may not meet all of the criteria for safe harbor protection from AKS liability in all cases. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate any AKS provisions to have committed a violation. In addition, renumeration may not be offered or provided to beneficiaries under the monetary penalty law provision prohibiting inducements to beneficiaries.

Section 8122 of the SUPPORT Act, EKRA, which establishes an all-payor anti-kickback prohibition that extends to arrangements with recovery homes, clinical laboratories and clinical treatment facilities. EKRA includes a number of statutory exceptions, and directs agencies to develop further exceptions. Current EKRA exceptions in some cases reference, and in others differ from, the AKS safe harbors. Significantly, the EKRA prohibitions apply to the soliciting or receipt of remuneration for any referrals to recovery homes, clinical treatment facilities or clinical laboratories, whether or not related to the treatment of substance use disorders. Further, the EKRA prohibitions cover the payment or offer of remuneration to induce a referral to, or in exchange for, an individual using the services of such providers. EKRA creates additional risk that relationships with referral sources could be problematic.

Federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which prohibits individuals or entities from, among other things, knowingly presenting, or causing to be presented, claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In addition, AKS violations implicate the False Claims Act. Conduct that results in a False Claims Act violation may also implicate various federal criminal statutes.

The Criminal Health Care Fraud Statute, which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge or specific intent to violate the Criminal Health Care Fraud Statute.

The Stark Law, which is directed at “self-referral,” prohibits, with certain exceptions, referrals for certain DHS, including laboratory services, that are covered by Medicare and Medicaid by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. Because the Stark Law is a strict liability statute, proof of specific intent to violate the law is not a required element of a violation. Any person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be subject to significant fines for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to Medicare or Medicaid in violation of the Stark Law is subject to civil monetary penalties applied to each bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs, and those claims are considered false claims for which the parties to the arrangement may be liable under the False Claims Act. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals. The Stark Law also places an annual cap on the amount of non-monetary compensation, which consists of meal spend and educational items, that a company can spend on a physician in the aggregate. We occasionally enter into financial relationships, usually compensation relationships, such as a consulting arrangement, with physicians who refer patients for testing. If these arrangements do not meet the Stark Law’s requirements, any claims submitted to Medicare or Medicaid could violate the law and put both the physician referral source and us at risk.

The administrative simplification provisions of HIPAA, as amended and supplemented by HITECH, impose, among other things, obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information (“PHI”) held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and their respective business associates. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA regulation and seek attorneys’ fees and costs associated with pursuing federal civil actions. The HHS Office for Civil Rights (“OCR”) has increased its focus on compliance and continues to train state attorneys general for enforcement purposes.

GINA, which restricts employers and health insurance companies from requiring or using the results of genetic tests in specific contexts and does not provide a private right of action. A number of states have also adopted laws regarding genetic tests, some aligned with GINA and some with broader applicability, including granting broader rights to individuals and imposing strict obligations on organizations to safeguard genetic data and the results of any such testing.

The Physician Payments Sunshine Act created under the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program, with certain exceptions, to annually report to HHS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The Physician Payments Sunshine Act has been extended to payments and transfers of value to physician assistants, nurse practitioners and other mid-level healthcare providers for payments and other transfers of value made to these practitioners. In addition, certain state and local laws may impose additional transparency and healthcare compliance requirements on medical device manufacturers, as well as certain restrictions or limits on interactions with healthcare professionals.

The FTCA, which the FTC interprets to require taking appropriate steps to secure consumers’ personal information and considers the failures to do so to constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Health information is considered sensitive data that merits stronger safeguards, and the FTC’s guidance for appropriately securing consumers’ personal information is consistent with what is required by the HIPAA Security Rule. Many states have passed comprehensive privacy laws, some states, most notably Massachusetts and Nevada, also have adopted laws requiring the implementation of security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico and Guam, have adopted breach notification laws.

Analogous state laws and regulations, such as state anti-kickback, self-referral and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and in some cases even in self-pay scenarios. In addition, some state laws require life sciences companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to impose transparency requirements or restrictions on marketing activities.

Various state, federal and foreign laws and regulations govern our ability to communicate, prospect, advertise and market our products and services through email, phone, text messages, facsimile and online methods.

Because of the breadth of these laws and the narrowness of the exceptions and safe harbors available under them, it is possible that certain of our business activities could be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of the ongoing interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring that business arrangements with third parties comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert management’s attention from our business.

If our operations are found to be in violation of any of the health regulatory laws described above or any other laws that apply to us, we may be subject to penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in government healthcare programs, injunctions, private qui tam actions brought by individual whistleblowers in the name of the government and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations.

We will need to increase the size of our organization.

As of December 31, 2025, we do not have any full time employees. In December 2023, our board of directors approved a strategic restructuring plan to preserve capital by reducing operating costs, which included a reduction in force. To continue our clinical trials and commercialize our product candidates, we will need to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Risks Related to Our Common Stock

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

Our common stock is currently traded on the OTC QB Market, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTC QB Markets. The OTC QB Markets is significantly more limited market than the national securities exchanges such as the New York Stock Exchange, or Nasdaq stock exchange, and there are lower financial or qualitative standards that a company must meet to have its stock quoted on the OTC QB Markets. OTC QB Markets is an inter-dealer quotation system much less regulated than the major exchanges, and trading in our common stock may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock.

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

Since our common stock is currently quoted on the OTC QB Markets our stockholders may face significant restrictions on the resale of our common stock due to state “blue sky” laws and the sale of common stock in this offering is subject to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must also be registered in that state. Since our common stock is currently quoted on the OTC QB Markets, a determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our securities to be limited, as you may be unable to resell your common stock without the significant expense of state registration or qualification.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures in the future, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2025, our management has determined that we had material weaknesses in our control environment and in the period end financial close and reporting process. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was signed into law that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The tax reform has not caused a material impact to our projection of minimal cash taxes or to our net operating losses as of December 31, 2025, the date of these consolidated financial statements. The impact of this tax reform on holders of our common stock is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

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

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our CEO/Chief Financial Officer, to manage the risk assessment and mitigation process.

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

Our Chief Executive Officer and Financial Controller are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Executive and Financial Controller oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Executive Officer and IT consultant provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. Our audit committee provides regular updates to the board of directors on such reports.

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

Holders of Record

As of March 11, 2026, there were 659 holders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2025.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)
Equity Compensation Plans Approved by Stockholders	5,822	$356.90	3,451

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

FINANCIAL OPERATIONS OVERVIEW

From inception through December 31, 2025, we have an accumulated deficit of $246.1 million, and we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities and for ongoing administrative expenses, and do not currently have any commercial biopharmaceutical products. We do not expect to have such for several years, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements” in the accompanying Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Comparison of the Years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	445,512	11,847,348	(11,401,836)
General and administrative	3,315,433	7,499,230	(4,183,797)
Asset impairment loss	402,746	—	402,746
Loss from operations	(4,163,691)	(19,346,578)	(15,182,887)

Other income (expense):
Interest expense	(24,406)	(1,247,313)	1,222,907
Write-off related party note receivable	—	(600,000)	600,000
Change in fair value of contingent consideration and derivative financial instruments	(4,089,753)	7,599,263)	(11,689,016)
Inducement expense	—	(2,567,044)	2,567,044
Loss before income taxes	(8,277,850)	(16,161,672)	7,883,822
Income tax benefit	—	2,969,252	(2,969,252)
Net loss	$(8,277,850)	$(13,192,420)	$(4,914,570)

We had no revenues during the years ended December 31, 2025 and 2024, respectively, because we do not have any commercial biopharmaceutical products and we do not expect to have such products for several years, if at all.

Research and development expenses for the years ended December 31, 2025 and 2024 were $0.4 million and $11.8 million, respectively. The decrease of $11.4 million was primarily due to a $10.6 million decrease in clinical trial costs and drug development primarily for our phase 2b study (which includes a partial offset of $0.4 million in expense related to purchased in-process research and development from the New Day asset acquisition), a $0.5 million decrease in employee compensation costs due to reduced headcounts and a $0.4 million decrease in consulting and outside services.

General and administrative expenses for the years ended December 31, 2025 and 2024 amounted to $3.3 million and $7.5 million, respectively. The decrease of $4.2 million is primarily due to a $0.7 million decrease in employee compensation costs, $0.8 million decrease in stock-based compensation costs, $0.4 million decrease in consulting and outside services, $1.7 million decrease in professional fees, $0.2 million in rent, $0.1 million decrease in software and support, and $0.1 million decrease in insurance expense.

Asset impairment loss for the years ended December 31, 2025 and 2024 were $0.4 million and $0 million, respectively. The increase of $0.4 million was primarily impairment expense related to the asset acquired in the license agreement. We tested the asset for impairment during the reporting period, noting there were triggering events related to delayed timing to market resulting in an adverse effect on estimated cashflow over the next two years. Given that the license agreement requires both parties to agree to renewal after the initial two years, we projected the estimated cashflows for the first two years for the assets available for sales in eligible markets, noting the projected cashflow will not be enough to recover the allocated cost in the first two years of the license agreement, resulting in an impairment loss.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through December 31, 2025 primarily through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.

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

Future Funding Requirements

We have no products approved for commercial sale in the United States. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of December 31, 2025, we had an accumulated deficit of $246.1 million. We expect to continue to incur significant losses for the foreseeable future.

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

The consolidated financial statements as of December 31, 2025 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,271,520)	$(18,216,303)
Investing activities	(132,117)	(600,000)
Financing activities	4,825,291	4,349,707

As of December 31, 2025, we had a working capital of $2.8 million compared to working capital deficit of $1.5 million as of December 31, 2024. The increase of $4.3 million in working capital is primarily due to $8.2 million in net proceeds received from equity issuance offset by the $3.4 million related to settlement of a note payable, and the Company’s other operating costs for the 12 months ended December 31, 2025.

Operating Activities:

As of December 31, 2025, we had $1.8 million in cash. Net cash used in operating activities was $3.3 million for the year ended December 31, 2025 consisting primarily of our net loss of $8.3 million, adjusted non-cash charges of $4.5 million, including $0.4 million for asset impairment, and $4.1 million in change in fair value of derivative warrants. Changes in working capital accounts had a negative impact of $0.4 million on cash primarily due to an increase in accounts payable, accrued expenses and prepaid expenses.

As of December 31, 2024, we had $0.4 million in cash. Net cash used in operating activities was $18.3 million for the year ended December 31, 2024 consisting primarily of our net loss of $13.2 million, adjusted for an increase in non-cash charges of $5.3 million, primarily for stock-based compensation, amortization of debt discount, write-off of the loan to Pharma Two B and warrant related inducement expense, partially offset by $7.6 million in change in fair value of contingent consideration and the change in fair value of derivative warrants. Changes in working capital accounts had a negative impact of $2.7 million on cash primarily due to an increase in accounts payable, accrued expenses and prepaid expenses.

Investing Activities:

Net cash used in investing activities was $0.1 million for the year ended December 31, 2025 related to the acquisition of licenses from New Day Diagnostics. Net cash used in investing activities was $0.6 million for the year ended December 31, 2024 related to the to the loan Pharma Two B.

Financing Activities:

Net cash provided by financing activities was $4.8 million for the year ended December 31, 2025, due primarily to $8.3 million proceeds received from common stock and warrant, net of issuance costs offset by $3.4 million payment on notes payable.

Net cash provided by financing activities was $4.4 million for the year ended December 31, 2024 primarily due to the exercise of warrants (induced), and the equity and debt issuance under a Securities Purchase Agreement.

CRITICAL ACCOUNTING ESTIMATE

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

We believe that the assumptions and estimates associated with fair value of derivative financial instruments-warrants, has the greatest potential impact on our consolidated financial statements. We evaluate this estimate on an ongoing basis. Actual results could differ from those estimates under different assumptions or conditions, and any differences could be material. For further information on all of our significant accounting policies, see Note 3 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Fair Value of Derivative Financial Instruments- Warrants

Derivative financial instruments are related to the issuance of warrants accounted for as a liability. The Black-Scholes model, which uses significant assumptions including risk-free interest rate, volatility, stock price and expected term to calculate fair value. To calculate the fair value of the 2025 warrants, we performed a back solve at inception that contemplated a Discount for Lack of Marketability (DLOM) and dilution adjustments. Refer to Note 4.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2025.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hepion Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hepion Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

January 2025 Common Stock and Warrant Transaction – Refer to Note 4 to the financial statements

Critical Audit Matter Description

On January 23, 2025, the Company completed a public offering of 553,846 shares of common stock (or pre-funded warrants in lieu thereof) with each share of common stock (or pre-funded warrant) accompanied by (i) a series A common warrant to purchase one (1) common share at an exercise price of $20.00 per share and (ii) a series B common warrant to purchase one (1) common share at an exercise price of $20.00 per share, generating total gross cash proceeds of $9.0 million. The exercise periods for the Series A and B warrants are five years and two and half years, respectively. The Series B warrants have an alternate cashless exercise of one warrant for three common shares. The Company accounted for Series A and Series B warrants as liability awards and the Pre-Funded Warrant as permanent equity.

The company estimated the fair value at issuance using a Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of the common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. The Company then performed a back solve that contemplated a discount for lack of marketability and dilution adjustments. At issuance, the Company recorded liabilities for the initial fair values of $1.3 million for the Series A warrants and $5.4 million for the Series B warrants.

The principal consideration for our determination that the evaluation of this transaction was a critical audit matter is the high degree of subjectivity and judgment by management in determining (1) the accounting conclusions related to the treatment of warrants issued (2) the fair values of the warrants given the sensitivity of the underlying significant assumptions specifically the discount for lack of marketability and dilution adjustments. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We evaluated the appropriateness of management’s accounting conclusions related to the treatment of the warrants as liability or equity instruments.
●	We involved our fair value specialist who assisted in evaluating the reasonableness of management’s valuation methodology and the significant assumptions used in the valuation models, including the discount for lack of marketability and dilution adjustments.
●	We evaluated the competency and objectivity of management’s expert engaged to perform the valuation.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2023.

Jericho, New York

March 11, 2026

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,828,062	$406,408
Prepaid expenses	1,241,890	1,207,329
Total current assets	3,069,952	1,613,737
Total assets	$3,069,952	$1,613,737

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$167,810	$220,202
Accrued expenses	77,507	23,684
Notes payable, current	54,066	2,900,000
Total current liabilities	299,383	3,143,886

Derivative financial instruments—warrants	103,022	333,189
Total liabilities	402,405	3,477,075
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at December 31, 2025 and 2024, respectively.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at December 31, 2025 and 2024.	839,320	839,320
Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 11,620,317 and 139,168 shares issued and outstanding at December 31, 2025 and 2024, respectively.	1,162	14
Additional paid-in capital	247,060,568	234,252,981
Accumulated other comprehensive income (loss)	8,345	8,345
Accumulated deficit	(246,097,656)	(237,819,806)
Total stockholders’ equity	2,667,547	(1,863,338)
Total liabilities and stockholders’ equity	$3,069,952	$1,613,737

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Revenues	$—	$—
Costs and expenses:
Research and development	445,512	11,847,348
General and administrative	3,315,433	7,499,230
Asset impairment loss	402,746	—
Total operating expenses	4,163,691	19,346,578
Loss from operations	(4,163,691)	(19,346,578)

Other income (expense):
Interest expense, net	(24,406)	(1,247,313)
Write-off related party note receivable	—	(600,000)
Change in fair value of contingent consideration and derivative financial instruments	(4,089,753)	7,599,263)
Inducement expense	—	(2,567,044
Loss before income taxes	(8,277,850)	(16,161,672)
Income tax benefit (expense)	—	2,969,252
Net loss	$(8,277,850)	$(13,192,420)

Weighted average common shares outstanding:
Basic and diluted	9,409,375	122,894

Net loss per common share: (see Note 11)
Basic and diluted	$(0.88)	$(107.35)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2025	2024
Net loss	$(8,277,850)	$(13,192,420)
Other comprehensive income (loss):
Foreign currency translation	—	87,124
Total other comprehensive income (loss)	—	87,124
Comprehensive loss	$(8,277,850)	$(13,105,296)

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	85,581	$855,808	1,688	$839,320	96,375	$10	$230,291,834	$(78,779)	$(224,627,386)	$7,280,807
Net loss	—	—	—	—	—	—	—	—	(13,192,420)	(13,192,420)
Other comprehensive income/loss	—	—	—	—	—	—	—	87,124	—	87,124
Stock-based compensation expense	—	—	—	—	—	—	791,645	—	—	791,645
Warrant exercises, net	—	—	—	—	13,088	1	2,300,688	—	—	2,300,689
Issuance of shares in abeyance	—	—	—	—	6,520	1	(1)	—	—	—
Issuance of common stock	—	—	—	—	23,185	2	868,815	—	—	868,817
Balance at December 31, 2024	85,581	$855,808	1,688	$839,320	139,168	$14	$234,252,981	$8,345	$(237,819,806)	$(1,863,338)
Net loss	—	—	—	—	—	—	—	—	(8,277,850)	(8,277,850)
Stock-based compensation expense	—	—	—	—	—	—	20,783	—	—	20,783
Issuance of restricted stock units	—	—	—	—	1,000	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	—	—	553,846	55	2,086,537	—	—	2,086,592
Issuance of common stock in connection with stock split	—	—	—	—	60,860	6	(6)	—	—	—
Conversion of 2025 Series B warrants into common stock	—	—	—	—	10,173,402	1,018	10,429,713	—	—	10,430,731
Issuance of common stock in connection with license agreement	—	—	—	—	692,041	69	270,560	—	—	270,629
Balance at December 31, 2025	85,581	855,808	1,688	839,320	11,620,317	1,162	$247,060,568	8,345	$(246,097,656)	$2,667,547

The accompanying notes are an integral part of these consolidated financial statements.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,277,850)	$(13,192,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,783	791,645
Asset impairment loss	402,746	—
Depreciation	—	30,758
Amortization of debt discount	—	1,268,817
Inducement expense	—	2,567,044
Write-off related party note receivable	—	600,000
Change in fair value of derivative instrument-warrants	4,089,753	(5,579,263)
Change in fair value of contingent consideration	—	(2,020,000)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,431	(4,545,565
Right of use asset	—	212,878
Operating lease liability	—	(209,020)
Prepaid expenses and other assets	491,617	1,858,823
Net cash used in operating activities	(3,271,520)	(18,216,303)

Cash flows from investing activities:
Investment in license agreement	(132,117)	—
Investment in related party receivable	—	(600,000)
Net cash used in investing activities	(132,117)	(600,000)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net	9,000,000	1,849,707
Equity issuance costs	(802,597)	—
Proceeds from equity and debt issuance under SPA, net of discount	—	2,500,000
Payments on notes payable	(3,372,112)
Net cash (used in) provided by financing activities	4,825,291	4,349,707
Effect of exchange rates on cash	—	87,124
Net increase (decrease) in cash	1,421,654	(14,379,472)
Cash at beginning of period	406,408	14,785,880
Cash at end of period	$1,828,062	$406,408

Supplementary disclosure of cash flow information:
Cash paid for interest	$17,765	$—
Supplementary disclosure of non-cash financing activities:
Issuance of Note Payable for payment of prepaid expense	$526,178	$—
Inducement expense for issuance of Series B-1 and B-2 warrants	$—	2,821,399
Cashless Exercise of 2025 Series B Warrants	$10,430,732	—
Issuance of common stock in connection with license agreement	$270,629	—

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Going Concern

As of December 31, 2025, we had $1.8 million in cash, an accumulated deficit of $246.1 million, and working capital of $2.8 million. For the year ended December 31, 2025, cash used in operating activities was $3.3 million and we had a net loss of $8.3 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Actual results could differ from those estimates. Our most significant estimate is the fair value of derivative financial instruments.

Cash

As of December 31, 2025 and 2024, the amount of cash was $1.8 million and $0.4 million, respectively, consisting of checking accounts held at a U.S. commercial bank. At certain times, our cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits. We believe it mitigates our risk by depositing our cash balances with high credit, quality financial institutions. We have never experienced losses related to these balances.

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

Property, equipment and depreciation

As of December 31, 2025 and 2024, we had $0 of property and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful lives of the related assets. The estimated useful lives of the depreciable assets are 3 years to 7 years. Expenditures for repairs and maintenance are charged to operations as incurred. We will periodically evaluate whether current events or circumstances indicate that the carrying value of our depreciable assets may not be recoverable. There were no adjustments to the carrying value of property and equipment at December 31, 2025 or December 31, 2024.

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

Notes to Consolidated Financial Statements

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

Also as prescribed by ASC 730, non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. At December 31, 2025 and 2024, we had prepaid research and development costs of $0 million.

Share-based payments

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), requires companies to measure the cost of employee and non-employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Generally, we issue stock options with only service-based vesting conditions and record the expense for awards using the straight-line method (see Note 10). We account for awards granted to employees that are in excess of what is available to grant as a liability recorded at fair value each reporting period in the consolidated financial statements. ASC 718 allows for the election of forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the years ended December 31, 2025 and 2024, we determined that 3% is our forfeiture rate based on historical experience. We will continue to analyze the forfeiture rate on at least an annual basis or when there are any identified triggers that would justify immediate review.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Foreign Exchange

The functional currency of Hepion Pharmaceuticals, Inc. and ContraVir Research Inc. is the U.S. dollar. The functional currency of Hepion Research Corp. is the Canadian dollar. Assets and liabilities of Hepion Research Corp. are translated into U.S. dollars using period-end exchange rates; income and expenses are translated using the average exchange rates for the reporting period. Unrealized foreign currency translation adjustments are deferred in accumulated other comprehensive loss, a separate component of shareholders’ equity. The amount of currency translation adjustment was de minimis at December 31, 2025 and 2024. Transactions in foreign currencies are remeasured into the functional currency of the relevant subsidiaries at the exchange rate in effect at the date of the transaction. Any monetary assets and liabilities arising from these transactions are translated into the functional currency at exchange rates in effect at the balance sheet date or on settlement. Resulting gains and losses are recorded in general and administrative expense within the consolidated statements of operations. The impact of foreign exchange loss was trivial and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker views our operations and manages the business in one segment. The Company reports its segment information to reflect the manner in which the CODM reviews and assesses performance. The Company’s Chief Executive Officer has the responsibility as the CODM and reviews and assesses the performance of the Company as a whole.

The primary financial measures used by the CODM to evaluate performance and allocate resources is consolidated net loss. The CODM is regularly provided with consolidated expense information and uses consolidated net loss to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) requiring enhancements to disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. The Company adopted this standard prospectively in the consolidated financial statements for the year ended December 31, 2025. Refer to Note 10 for the revised disclosures.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Concurrently with the Merger, on July 19, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain purchasers pursuant to which the Company sold an aggregate of $2.9 million in principal amount of the Company’s Original Issue Discount Senior Unsecured Nonconvertible Notes (the “Notes”). In addition, pursuant to the SPA, the Company issued to the purchasers an aggregate 23,185 shares of Common Stock (see Note 5).

The Merger was expected to be consummated in the fourth quarter of 2024, however, on December 11, 2024, the Company announced the termination of the Merger Agreement, as Pharma Two B informed the Company that Nasdaq will not exclude historical losses of the Company from its burn rate calculation.

Series A Convertible Preferred Stock

On October 14, 2014, our Board of Directors authorized the sale and issuance of up to 1,250,000 shares of Series A Convertible Preferred Stock (the “Series A”). All shares of the Series A were issued between October 2014 and February 2015. Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of December 31, 2025, there were 85,581 shares outstanding. During the years ended December 31, 2025 and 2024, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

On July 3, 2018, we completed a rights offering pursuant to our effective registration statement on Form S-1. We offered for sale units in the rights offering and each unit sold in connection with the rights offering consisted of 1 share of our Series C Convertible Preferred Stock, or Series C, and common stock warrants (the “Rights Offering”). Upon completion of the offering, pursuant to the rights offering, we sold an aggregate of 10,826 units at an offering price of $1,000 per unit comprised of 10,826 shares of Series C and 89 common stock warrants that expired in July 2023. As of December 31, 2025, there were 1,688 shares outstanding. There were no conversions for the years ended December 31, 2025 and 2024. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.0092 per share (subject to adjustments upon the occurrence of certain dilutive events).

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

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 5). The following assumptions were used to measure the Series A and Series B Warrants as of December 31, 2025 and 2024.

	Series A Warrants
	December 31,	December 31,
	2025	2024
Stock price	$0.06	$23.50
Expected warrant term (years)	3.1 years	4.1 years
Risk-free interest rate	3.64%	4.3%
Expected volatility	171.05%	90.1%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Series B-1 Warrants		Series B-2 Warrants
	December 31	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Stock price	$0.06	$23.50	$ N/A	$23.50
Expected warrant term (years)	3.1 years	4.1 years	N/A	0.6 year
Risk-free interest rate	3.64%	4.3%	N/A	4.2%
Expected volatility	171.05%	90.1%	N/A	92.6%
Dividend yield	—	—	—	—

The following assumptions were used to measure the Series B Warrants upon modification and the Series B-1 and B-2 at issuance in conjunction with the warrant inducement on February 16, 2024.

	Series A Warrants		Series B Warrants
	Pre-Modification	Post-Modification	Pre-Modification	Post-Modification
Stock price	$128.00	$128.00	$128.00	128.00
Expected warrant term (years)	4.6 years	5.0 years	1.1 years	n/a
Risk-free interest rate	4.3%	4.3%	4.9%	n/a	%
Expected volatility	111.0%	116.0%	143.0%	n/a	%
Dividend yield	—	—	—	—

	Series B-1 Warrants	Series B-2 Warrants
	February 16,	February 16,
	2024	2024
Stock price	$128.00	$128.00
Expected warrant term (years)	5.0 years	1.5 years
Risk-free interest rate	4.3%	4.8%
Expected volatility	116.0%	130.0%
Dividend yield	—	—

As of December 31, 2025, the Series B-2 warrants had expired.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company accounted for Series A and Series B warrants as liability awards and the Pre-Funded Warrant as a permanent equity, using an allocation of 75% for the liability and 25% for the equity components. A total of $2.3 million was recorded to permanent equity for the common stock and pre-funded warrants. The Series A and Series B Warrants were recorded at fair value on the date of issuance, and remeasured at fair value at the balance sheet date, with changes in fair value recorded to earnings. The Series A and Series B Warrant liabilities were assessed to be $1.3 million and $5.4 million, respectively, on the day of the transaction. As of December 31, 2025, a total of 10,173,402 Series B warrants were exercised and converted into common shares. As of December 31, 2025, none of the Series A warrants have been exercised, and the fair value of the Series A warrant liability was $0.1 million. The total number of unexercised Series A warrants as of December 31, 2025 was 3,443,461. All the pre-funded warrants were exercised as of March 31, 2025.

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

	2025 Series A Warrants
	December 31,	January 23,
	2025	2025
Stock price	$3.22	$10.00
Expected warrant term (years)	4.2 years	5.17 years
Risk-free interest rate	3.64%	4.12%
Expected volatility	151.25%	114.0%
Dividend yield	—	—

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

The following table sets forth the components of changes in our derivative financial instruments liability balance for the year ended December 31, 2025 and 2024.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2023	39,216	$3,796,390
Issuance of Series B-1 and Series B-2 warrants*	29,412	2,821,399
Modification of Series A warrants *	—	346,869
Modification of Series B warrants *	—	(601,224)
Exercise of Series B warrants	(19,608)	(450,982)
Change in fair value of warrants	—	(5,579,263)
Balance of derivative liability at December 31, 2024	49,020	333,189
Issuance of 2025 Series A warrants	3,443,461	1,348,441
Issuance of 2025 Series B warrants	10,173,402	5,360,673
Exercise of 2025 Series B warrants	(10,173,402)	(10,430,731)
Change in fair value of warrants**	—	3,491,450
Expiration of Series B-2 warrants	(14,706)	—
Balance of derivative liability at December 31, 2025	3,477,775	$103,022

*	In connection with issuance of Series B-1 and B-2 warrants and modification of Series A and Series B warrants, the Company recognized total inducement expense of $2,567,044 during the year ended December 31, 2024.
**	The total change in fair value of warrants excludes the expense of $0.6 million of issuance cost.

5. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at December 31, 2025 and 2024.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025:
Derivative liabilities related to warrants	$103,022	$—	$103,022	$—

As of December 31, 2024:
Derivative liabilities related to warrants	$333,189	$—	$333,189	$—

At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative liabilities- warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for years ended December 31, 2025 and 2024. The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, we review the assets and liabilities that are subject to ASC 815-40.

Contingent consideration was recorded for the acquisition of Ciclofilin Pharmaceuticals, Inc. (Ciclofilin) on June 10, 2016. The contingent consideration represented the acquisition date fair value of potential future payments, to be paid in cash and our stock, upon the achievement of certain milestones and was estimated based on a probability-weighted discounted cash flow model. As of December 31, 2024, the fair value of the contingent consideration was $0 because the projected milestones upon which the liability was based will not be achieved, and as of December 31, 2025, the contingency no longer exists, as the assets were acquired by Panetta (See Note 1).

The following table presents the change in fair value of the contingent consideration for the year ended December 31, 2024.

Acquisition-related Contingent Consideration
Liabilities:
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

On March 15, 2025, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $656,178. The Company made a down payment of $130,000, with the remaining balance financed with a third-party over the following ten months at an annual percentage rate of 7.30%. Beginning April 2025, the Company will make 10 monthly payments of $54,394, with the last payment expected to be made in January 2026. At the end of December 31, 2025, the outstanding balance on this note payable was approximately $54,066.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

8. Accrued Liabilities

At December 31, 2025 and December 31, 2024, the other accrued expenses was made up of accrued interest on note payable resulting from the Securities Purchase Agreement (the “SPA”) entered into in July 2024 (Refer to Note 4).

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

In addition, during the year ended December 31, 2024, the Company granted 6,800 options with a term of 2 to 10 years that were vested upon issuance. There were no grants during the year ended December 31, 2025. As of December 31, 2025, we had 3,451 awards available for grant from the 2023 Plan.

We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
General and administrative	$20,783	$791,645
Research and development	—	—
Total stock-based compensation expense	$20,783	$791,645

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of stock option activity under the Plan is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2024	7,813	$382.00	$—	8.75 years
Forfeited	(1,991)	$457.45	$—
Balance outstanding, December 31, 2025	5,822	$356.90	$—	5.15 years
Awards outstanding, vested awards and those expected to vest at December 31, 2025	5,822	$356.90	$—	5.15 years
Vested and exercisable at December 3, 2025	5,822	$356.90	$—	5.15 years

The following weighted-average assumptions were used in the Black-Scholes valuation model to estimate fair value of stock option awards when granted.

As of December 31, 2025, there was no unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures.

10. Income Taxes

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

Our loss before income taxes was $8.3 million and $16.2 million for the years ended December 31, 2025 and 2024, respectively, and was generated entirely in the United States and Canada.

The income tax expense consisted of the following:

	As of December 31,
	2025	2024
Current Expense
Federal	$—	$—
State	—	2,969,252
Foreign	—	—
Total Current Expense	$—	$2,969,252

Deferred Expense
Federal	—	—
State	—	—
Foreign	—	—
Total Deferred Expense	$—	$—
Income tax benefit (expense)	$—	$2,969,252

Income tax benefit for the year ended December 31, 2024 was $3.0 million and was related to the sale of our state NOLs related to prior years under the State of New Jersey’s Technology Business Tax Certificate Transfer Program. There was no income tax benefit for the year ended December 31, 2025.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.

The significant components of our deferred tax assets are comprised of the following:

	As of December 31,
	2025	2024
Federal NOL	$26,324,337	$22,892,219
State NOL	5,854,047	4,237,665
Research and development credits	1,676,973	1,643,510
IRC 174 capitalization	11,273,792	15,282,658
Fixed Assets	4,430	4,430
Intangibles	113,212	—
Stock compensation & other	242,474	523,652
Total	45,489,265	44,584,134
Deferred tax asset valuation allowance	(45,489,265)	(44,584,134)
Total deferred tax asset	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets. Based on our history of operating losses since inception, we have concluded that it is more likely than not that the benefit of our deferred tax assets will not be realized. Accordingly, we have provided a valuation allowance for all deferred tax assets as of December 31, 2025 and 2024.

The valuation allowance did not significantly change and increased by $0.9 million for the years ended December 31, 2025 and 2024, respectively, due primarily to the generation of net operating losses during these periods.

As of December 31, 2025 and 2024, we had U.S. federal operating loss carryforwards of $131.2 million and $113.2 million, respectively, and state net operating loss carryforwards of $64.9 million and $46.9 million, respectively, which may be available to offset future income tax liabilities and will begin to expire at various dates starting in December 2037. We also had federal research and development tax credit carry forwards of approximately $1.7 million as of December 31, 2025, which will begin to expire in December 2027.

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

The reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate for income from continuing operations reflecting the requirements of ASU 2023-09, as adopted prospectively, is as follows:

	Year Ended December 31, 2025
	Amount	% of Pre-Tax Income
U.S. statutory income tax rate	(1,723,225)	21.0%
State income taxes, net of federal benefit(a)	(292,653)	3.6%
Tax Credits
Research and development credits	(30,000)	0.4%
Nontaxable or nondeductible items
Warrant Issuance	858,848	(10.5)%
Other
Return to Provision adjustments	(3,463)	0.0%
Deferred Tax adjustments	285,363	(3.5)%
Changes in valuation allowance	905,130	(11.0)%
Effective tax rate	—	0.0%

(a)	For the year ended December 31, 2025, state taxes in New Jersey made up the majority (greater than 50% of the tax effect).

A reconciliation of income tax benefit computed at the statutory federal income tax rate to income taxes, prior to the adoption of ASU 2023-09, reflected in the consolidated financial statements is as follows:

2024
U.S. statutory income tax rate	21.0%
State income taxes, net of federal benefit	9.1%
Sale of New Jersey tax benefits	18.4%
Research and development credits	3.2%
Contingent consideration and warrants	6.6%
Return to Provision adjustments	(7.9)%
Deferred Tax adjustments	(31.6)%
Other	0.1%
Valuation allowance	(0.5)%
Effective tax rate	18.4%

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Year Ended December 31,
Basic and diluted net loss per common share	2025	2024
Numerator:
Net loss	$(8,277,850)	$(13,192,420)
Denominator:
Weighted average common shares outstanding	9,409,375	122,894
Net loss per share of common stock—basic and diluted	$(0.88)	$(107.35)

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

The following outstanding securities at December 31, 2025 and 2024 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive given the net loss in both periods:

	December 31,
	2025	2024
Common shares issuable for:
Series A preferred stock	3	3
Series C preferred stock	16	16
Restricted Stock Units	—	1,000
Stock options	5,822	7,813
Warrants – liability classified	34,314	49,020
Warrants – equity classified	1,105	1,795
2025 Series A warrants	3,443,461	—
Total	3,484,721	59,647

The strike price for the equity classified warrants is $2,500 each and the expiration date is in February 2026.

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

As of December 31, 2025, there were no ROU and lease liabilities as we had paid all outstanding rent on the lease, terminated the lease and vacated the office.

Rent expense for the years ended December 31, 2025 and 2024 was $0 and $0.2 million, respectively, which included a de minimis amount for a short-term lease.

There were no future minimum rental payments under operating leases at December 31, 2025.

Employment Agreements

We have an employment agreement with one employee which require the funding of a specific level of payments, if certain events, such as a change in control, or termination without cause occur The agreement was entered into subsequent to the balance sheet date.

13. Subsequent Event

On February 25, 2026, we entered into an intellectual property license agreement with Cirna Diagnostics, LLC (“Cirna”) pursuant to which we licensed certain liver disease diagnostic assets from Cirna. We will pay an upfront payment of $50,000 as well as certain patent expenses, up to $2,350,000 in milestone payments, up to $4,500,000 in sales milestone payments and a royalty payment on net sales in the low single digits.

Dr. Tim Block, who is a board member of the Company, is a member of Cirna.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2024, our Principal Executive Officer/ Principal Financial Officer has concluded that, due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive/principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework (2013). In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of December 31, 2025. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on that evaluation, as of December 31, 2025, our principal executive officer/principal financial officer concluded that our internal controls and procedures are not effective, and that we have material weaknesses in our control environment and period end financial close and reporting process as described below. We expect to continue to have material weaknesses if we are not able to raise capital in the future to add additional personnel and implement additional internal control procedures.

●	Due to cost-cutting measures, the Company’s control environment was ineffective as they did not maintain a sufficient complement of personnel to execute controls as designed including the absence of proper segregation of duties. Such impacted controls include indirect controls affecting risk assessment, information & communication, and monitoring components of COSO along with certain control activities including both business process controls and information technology general controls.

●	Lack of proper design and implementation of controls over formal review, approval, and evaluation of non-core, complex accounting transactions.

●	Lack of proper design and implementation of certain controls over the income tax provision and management’s review of the income tax provision. The Company utilized a third-party to assist in the preparation of the tax provision. Specifically, the Company did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of the tax provision and the completeness and accuracy income tax disclosures.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer/principal financial officer concluded there were no such changes, except as noted above, during the quarter ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships, Related Person Transactions and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

(b)	EXHIBITS

Exhibit Number	Exhibit Description
3.1(a)	Certificate of Incorporation of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.1 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.1(b)	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on October 14, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2014 and incorporated herein by reference).
3.1(c)	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of Hepion Pharmaceuticals, Inc. filed with the Secretary of State of the State of Delaware on December 18, 2014 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2014 and incorporated herein by reference).
3.1(d)	Certificate of Amendment of Certificate of Incorporation of Hepion Pharmaceuticals, Inc. dated May 25, 2018 (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on May 29, 2018 and incorporated herein by reference).
3.1(e)	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K which was filed with the Securities and Exchange Commission on July 5, 2018 and incorporated herein by reference).
3.1(f)	Certificate of Designation of Preference, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of the State of Delaware on April 26, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2019).
3.1(g)	Certificate of Designation of Preference, Rights and Limitations of Series E Convertible Preferred Stock, filed with the Secretary of the State of Delaware on June 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2019)
3.1(h)	Certificate of Amendment to the Certificate of Incorporation, dated May 28, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 31, 2019)
3.1(i)	Certificate of Amendment to the Certificate of Incorporation, dated July 18, 2019 (incorporated by reference to Exhibit 3.1 to Form 8-K filed July 23, 2019)
3.1(j)	Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed November 4, 2022)
3.1(k)	Certificate of Designation of Series G Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.2 to Form 8-K filed November 4, 2022)
3.1(l)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to Form 8-K filed November 4, 2022)
3.1(m)	Certificate of Amendment to Certificate of Designation of Series F Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.4 to Form 8-K filed November 4, 2022)
3.2(a)	By-Laws of Hepion Pharmaceuticals, Inc. (filed as Exhibit 3.2 to the Company’s registration statement on Form 10-12G which was filed with the Securities and Exchange Commission on August 8, 2013 and incorporated herein by reference).
3.2(b)	Amendment to the By-Laws of Hepion Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 23, 2021)

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.6 to Form 10-K filed with the Securities and Exchange Commission on May 14, 2020 and incorporated herein by reference).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on October 3, 2023).
3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on October 3, 2023).
4.4	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 16, 2024).
4.5	Form of Series B-2 Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 16, 2024).
4.6	Form of Amendment No. 1 to Series A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 16, 2024).
10.1*	10/1/2023 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 28, 2023)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2023).
10.3	Form of Warrant Inducement Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 16, 2024).
10.4#	License Agreement dated May 9, 2025 by and between Hepion Pharmaceuticals, Inc. and New Day Diagnostics LLC (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 19, 2025)
10.5#	Intellectual Property License Agreement dated February 25, 2026 by and between Cirna Diagnostics, LLC and Hepion Pharmaceuticals, Inc.
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Transition Report on Form 10-KT filed with the Securities and Exchange Commission on March 26, 2018 and incorporated herein by reference)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on April 8, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on April 8, 2025)
23.1	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm
24	Power of Attorney (included on signature page hereto)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy(incorporated by reference to Exhibit 97.1 to Form 10-K filed on April 16, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Indicates a management contract or compensatory plan or arrangement.

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2026

HEPION PHARMACEUTICALS, INC.

By:	/s/ KAOUTHAR LBIATI
Kaouthar Lbiati
Chief Executive Officer/Chief Financial Officer and Director (Principal Executive Officer and Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, Kaouthar Lbiati, and each of them acting individually, as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAOUTHAR LBIATI	Chief Executive Officer/Chief Financial Officer, Director	March 11, 2026
Kaouthar Lbiati	(Principal Executive Officer and Financial Officer)

/s/ MICHAEL PURCELL	Director	March 11, 2026
Michael Purcell

/s/ TIMOTHY BLOCK	Director	March 11, 2026
Timothy Block

