Form 10-Q
period 2026-03-31
Hepion Pharmaceuticals, Inc.
filed 2026-05-14
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-36856

HEPION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-2783806
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

34 Shrewsbury Ave., Suite 1D

Red Bank, NJ 07701

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

The number of shares of the registrant’s Common Stock outstanding as of May 14, 2026 was 29,119,317.

HEPION PHARMACEUTICALS, INC.

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for Hepion Pharmaceuticals, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in the audited consolidated financial statements as of and for the year ended December 31, 2025 contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2026, as well as under Item 1A . Risk Factors within this Form 10-Q. These factors include the uncertainties associated with:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$2,602,580	$1,828,062
Prepaid expenses	102,923	1,241,890
Total current assets	2,705,503	3,069,952
Total assets	$2,705,503	$3,069,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$138,442	$167,810
Accrued expenses	347,130	77,507
Subscription liability	250,000	—
Notes payable, current	—	54,066
Total current liabilities	735,572	299,383

Derivative financial instruments—warrants	113,175	103,022
Total liabilities	848,747	402,405
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at March 31, 2026 and December 31, 2025.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at March 31, 2026 and December 31, 2025.	839,320	839,320

Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 11,620,317 issued and outstanding at March 31, 2026 and December 31, 2025.	1,162	1,162
Additional paid-in capital	247,060,568	247,060,568
Accumulated other comprehensive income.	8,345	8,345
Accumulated deficit	(246,908,447)	(246,097,656)
Total stockholders’ equity	1,856,756	2,667,547
Total liabilities and stockholders’ equity	$2,705,503	$3,069,952

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$—
Cost and expenses:
Research and development	70,000	22,235
General and administrative	728,509	1,258,360
Total operating expenses	798,509	1,280,595
Loss from operations	(798,509)	(1,280,595)

Other income (expense):
Interest expense, net	(2,129)	(24,811)
Change in fair value of derivative financial instruments—warrants	(10,153)	(4,800,481
Net loss	$(810,791)	$(6,105,887)

Weighted-average common shares outstanding:
Basic and diluted	11,620,317	2,836,700

Net loss per common share: (see Note 9)
Basic and diluted	$(0.07)	$(2.15)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

3

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(810,791)	$(6,105,887)
Other comprehensive income (loss):
Foreign currency translation	—	—
Total other comprehensive income (loss)	—	—
Comprehensive loss	$(810,791)	$(6,105,887)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	85,581	$855,808	1,688	$839,320	139,168	$14	$234,252,981	$8,345	$(237,819,806)	$(1,863,338)

Net loss	—	—	—	—	—	—	—	—	(6,105,887)	(6,105,887)
Stock-based compensation expense	—	—	—	—	—	—	20,783	—	—	20,783
Issuance of restricted stock units	—	—	—	—	1,000	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	—	—	553,846	55	2,086,537	—	—	2,086,592
Issuance of common stock in connection with stock split	—	—	—	—	60,860	6	(6)	—	—	—
Conversion of 2025 Series B warrants into common stock	—	—	—	—	8,834,034	884	9,757,029	—	—	9,757,913
Balance at March 31, 2025	85,581	855,808	1,688	839,320	9,588,908	959	246,117,324	8,345	(243,925,693)	3,896,063

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	85,581	$855,808	1,688	$839,320	11,620,317	$1,162	$247,060,568	$8,345	$(246,097,656)	$2,667,547
Net loss	—	—	—	—	—	—	—	—	(810,791)	(810,791)
Balance at March 31, 2026	85,581	855,808	1,688	839,320	11,620,317	1,162	247,060,568	8,345	(246,908,447)	1,856,756

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(810,791)	$(6,105,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	20,783
Change in fair value of derivative financial instruments—warrants	10,153	4,800,481
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	240,255	165,860
Prepaid expenses and other assets	1,138,967	1,341
Net cash provided by (used in) operating activities	578,584	(1,117,422)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net	—	9,000,000
Equity issuance costs	—	(802,597)
Subscription liability	250,000	—
Payments on notes payable	(54,066)	(2,900,000)
Net cash provided by financing activities	195,934	5,297,403
Net increase in cash	774,518	4,179,981
Cash at beginning of period	1,828,062	406,408
Cash at end of period	$2,602,580	$4,586,389

Supplementary disclosure of non-cash financing activities:
Issuance of Note Payable for payment of prepaid expense	—	526,178
Cashless Exercise of 2025 Series B Warrants	$—	$9,757,914

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Business Overview

Hepion Pharmaceuticals, Inc. (we, our, or us) is a medical diagnostic company headquartered in Red Bank, New Jersey, that was previously focused on the development of drug therapy for treatment of chronic liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

On February 25, 2026, we entered into an intellectual property license agreement with Cirna Diagnostics, LLC (“Cirna”) pursuant to which we licensed certain liver disease diagnostic assets from Cirna. We will pay an upfront payment of $50,000 as well as certain patent expenses, up to $2,350,000 in milestone payments, up to $4,500,000 in sales milestone payments and a royalty payment on net sales in the low single digits. We accounted for this transaction as an asset acquisition. The total consideration of $70,000 (upfront payment and certain patent expenses) was allocated to purchased in-process research and development, and it was expensed upon the completion of the transaction. We did not recognize any contingent consideration (milestone payments) given the low probability of meeting those targets. Royalties will be recognized when earned.

2. Basis of Presentation

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim reporting. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, necessary to present fairly our interim financial information. The consolidated balance sheet as of December 31, 2025, was derived from the audited annual consolidated financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2025, contained in our Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Principles of Consolidation

The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, Contravir Research Inc. and Hepion Research Corp, which conduct their operations in Canada (all subsidiaries are currently dormant). All intercompany balances and transactions have been eliminated in consolidation.

Going Concern

As of March 31, 2026, we had $2.6 million in cash, an accumulated deficit of $246.9 million, and working capital of $2.0 million. For the three months ended March 31, 2026, cash from operating activities was $0.6 million (was primarily due to a refund receipt of $1.0 million from a previously inactive prepaid insurance policy, a one-time event) and we had a net loss of $0.8 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On April 21, 2026, we entered into securities purchase agreements (the “Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement offering (the “Offering”), an aggregate offering of 17,500,000 shares of common stock, par value $0.0001 per share at an offering price of $0.04 per share for gross proceeds of $700,000. The Offering closed on April 21, 2026. Approximately $250,000 of the $700,000 was received prior to March 31, 2026, and is recorded as a subscription liability.

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

Our significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K. Since the date of such consolidated financial statements, there have been no changes to our significant accounting policies.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three months ended March 31, 2026.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Stockholders’ Equity

On April 21, 2026, the Company entered into securities purchase agreements (the “Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement offering (the “Offering”), an aggregate offering of 17,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $0.04 per share for gross proceeds of $700,000. Approximately $250,000 of the gross proceeds was received during March 2026.

Series A Convertible Preferred Stock

Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of March 31, 2026, there were 85,581 shares outstanding. During the three months ended March 31, 2026 and 2025, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering.

Series C Convertible Preferred Stock Issuance

As of March 31, 2026, there were 1,688 shares outstanding. There were no conversions for the three months ended March 31, 2026 and 2025. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.0092 per share (subject to adjustments upon the occurrence of certain dilutive events).

Common Stock and Warrant Offering

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 5). The following assumptions were used to measure the Series A and Series B Warrants as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Stock price	$0.06	$0.06
Expected warrant term (years)	2.9 years	3.1 years
Risk-free interest rate	3.8%	3.64%
Expected volatility	186.42%	171.05%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The exercise price, amount of warrants outstanding and fair value for all warrants as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026			December 31, 2025
	Exercise Price	Warrants Outstanding	Fair Value	Exercise Price	Warrants Outstanding	Fair Value
Series A Warrants	$95.50	19,608	—	$95.50	19,608	—
Series B-1 Warrants	$95.50	14,706	—	$95.50	14,706	—
2025 Series A Warrants	$3.22	3,443,461	$113,175	$3.22	3,443,461	$103,022
Total		3,477,775	$113,175		3,477,775	$103,022

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

The Company accounted for Series A and Series B warrants as liability awards and the Pre-Funded Warrant as a permanent equity, using an allocation of 75% for the liability and 25% for the equity components. A total of $2.3 million was recorded to permanent equity for the common stock and pre-funded warrants. The Series A and Series B Warrants were recorded at fair value on the date of issuance, and remeasured at fair value at the balance sheet date, with changes in fair value recorded to earnings. The Series A and Series B Warrant liabilities were assessed to be $1.3 million and $5.4 million, respectively, on the day of the transaction. As of December 31, 2025, a total of 10,173,402 Series B warrants were exercised and converted into common shares. As of March 31, 2026, none of the Series A warrants have been exercised, and the fair value of the Series A warrant liability was $0.1 million. The total number of unexercised Series A warrants as of March 31, 2026 was 3,443,461. All the pre-funded warrants were exercised as of March 31, 2025.

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

	2025 Series A Warrants
	March 31,	December 31,	January 23,
	2026	2025	2025
Stock price	$0.06	$0.06	$10.00
Expected warrant term (years)	3.9 years	4.2 years	5.1 years
Risk-free interest rate	3.87%	3.64%	4.12%
Expected volatility	167.65%	151.25%	114.0%
Dividend yield	—	—	—

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

The following table sets forth the components of changes in our derivative financial instruments liability balance for the three months ended March 31, 2026.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2025	3,477,775	$103,022
Change in fair value of warrants	—	10,153
Balance of derivative liability at March 31, 2026	3,477,775	113,175

5. Notes Payable

On March 15, 2025, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $656,178. The Company made a down payment of $130,000, with the remaining balance financed with a third-party over the following ten months at an annual percentage rate of 7.30%. Beginning April 2025, the Company will make 10 monthly payments of $54,394, with the last payment to be made in January 2026. At the end of March 31, 2026, there was no outstanding balance on this note payable.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at March 31, 2026 and December 31, 2025.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026:
Derivative liabilities related to warrants	$113,175	$—	$113,175	$—

As of December 31, 2025:
Derivative liabilities related to warrants	$103,022	$—	$103,022	$—

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative financial instruments—warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for three months ended March 31, 2026.

7. Accrued Liabilities

The following table presents our accrued liabilities at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025

Payroll related	$259,915	$29,172
Cirna license fees	30,000	—
Other	57,215	48,335
Total accrued expenses	$347,130	$77,507

At March 31, 2026, the payroll related accrued liabilities related to the accrued severance for Dr. Kaouthar Lbiati following her resignation as Chief Executive Officer effective March 16, 2026 and related separation agreement dated April 13, 2026.

8. Accounting for Share-Based Payments

On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the 2013 Plan), which expired in June 2023 and we are no longer making grants under it. Stock options granted under the 2013 Plan typically vest after three years of continuous service from the grant date and will have a contractual term of ten years.

In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allows for the grant of up to 10,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. As of March 31, 2026, we had 5,492 awards available for grant from the 2023 Plan.

We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31,
	2026	2025
General and administrative	$—	$20,783
Total stock-based compensation expense	$—	$20,783

A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2025	5,822	$356.90	$—	5.15 years
Forfeited	(2,041)	$453.22	$—
Balance outstanding, March 31, 2026	3,781	$304.16	$—	4.05 years
Awards outstanding, vested awards and those expected to vest at March 31, 2026	3,781	$304.16	$—	4.05 years
Vested and exercisable at March 31, 2026	3,781	$304.16	$—	4.05 years

As of March 31, 2026, there was no unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures.

9. Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

	Three Months Ended March 31,
Basic and diluted net loss per common share	2026	2025
Numerator:
Net loss	$(810,791)	$(6,105,887)
Denominator:
Weighted average common shares outstanding	11,620,317	2,836,700
Net loss per share of common stock—basic and diluted	$(0.07)	$(2.15)

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding securities at March 31, 2026 and 2025 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Three Months Ended March 31,
	2026	2025
Common shares issuable for:
Series A preferred stock	3	3
Series C preferred stock	16	16
Stock options	3,781	7,813
Warrants – liability classified	34,314	49,020
Warrants – equity classified	—	1,795
2025 Series A warrants	3,443,461	3,443,461
Total	3,481,575	3,502,108

The strike price for the equity classified warrants is $2,500 each and its expired in February 2026.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employment Agreements

As of March 31, 2026, we do not have any employment agreements with active employees which require the funding of a specific level of payments, if certain events, such as a change in control, termination without cause or retirement, occur.

On March 16, 2026, Dr. Kaouthar Lbiati, the Chief Executive Officer of Hepion Pharmaceuticals, Inc. (the “Company”) informed the Board of Directors (the “Board”) of the Company that she was resigning as Chief Executive Officer for personal reasons, effective immediately.

11. Subsequent Events

On April 13, 2026 (the “Separation Date”), the Company entered into a separation agreement with Dr. Lbiati pursuant to which, among other things, she will be paid (i) $225,000, (ii) $30,625 representing the pro-rata portion of her potential cash bonus and (iii) reimbursement of her COBRA payments for 6 months.

Further, pursuant to the separation agreement, Dr. Lbiati agreed to a general release and confidentiality. Also on April 13, 2026, Dr. Lbiati resigned as a director of the Company.

On April 21, 2026, the Company entered into securities purchase agreements (the “Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement offering (the “Offering”), an aggregate offering of 17,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $0.04 per share for gross proceeds of $700,000.

The Offering closed on April 21, 2026. The issuance of the Common Stock has not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On May 5, 2026, we entered into an employment agreement with each of Vincent LoPriore, our Executive Chairman and Gary Stetz, our Chief Executive Officer.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K as of and for the year ended December 31, 2025 filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2026, as well as under “Risk Factors” within this this Form 10-Q. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of us, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements, and you should not unduly rely on such statements.

Overview

Hepion Pharmaceuticals, Inc. (we, our, or us) is a medical diagnostic company headquartered in Red Bank, New Jersey, that was previously focused on the development of drug therapy for treatment of chronic liver diseases. Our cyclophilin inhibitor, rencofilstat (formerly CRV431), was being developed to offer benefits to address multiple complex pathologies related to the progression of liver disease.

On February 25, 2026, we entered into an intellectual property license agreement with Cirna Diagnostics, LLC (“Cirna”) pursuant to which we licensed certain liver disease diagnostic assets from Cirna. We will pay an upfront payment of $50,000 as well as certain patent expenses, up to $2,350,000 in milestone payments, up to $4,500,000 in sales milestone payments and a royalty payment on net sales in the low single digits. We accounted for this transaction as an asset acquisition. The total consideration of $70,000 (upfront payment and certain patent expenses) was allocated to purchased in-process research and development, and it was expensed upon the completion of the transaction. We did not recognize any contingent consideration (milestone payments) given the low probability of meeting those targets. Royalties will be recognized when earned.

On May 5, 2026, we entered into an employment agreement with each of Vincent LoPriore, our Executive Chairman and Gary Stetz, our Chief Executive Officer.

FINANCIAL OPERATIONS OVERVIEW

From inception through March 31, 2026, we have an accumulated deficit of $246.9 million, and we have not generated any revenue from operations.

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

During the three months ended March 31, 2026, there were no significant changes to our critical accounting estimates from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	70,000	22,235	47,765
General and administrative	728,509	1,258,360	(529,851)
Total operating expenses	798,509	1,280,595	(482,086)
Loss from operations	(798,509)	(1,280,595)	482,086

Other income (expense):
Interest income (expense)	(2,129)	(24,811)	22,682
Change in fair value of derivative financial instruments—warrants	(10,153)	(4,800,481)	4,790,328
Loss before income taxes	(810,791)	(6,105,887)	5,295,096
Net loss	$(810,791)	$(6,105,887)	$5,295,096

We had no revenues during the three months ended March 31, 2026 and 2025, respectively, because we have not commercialized any of our medical diagnostic products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended March 31, 2026 and 2025 was $70,000 and $22,235, respectively. The $70,000 incurred in 2026 is primarily related to Cirna licensing agreement, whereas the $22,235 incurred in prior period was primarily due to certain residual costs to close out the prior our phase 2b study.

General and administrative expenses for the three months ended March 31, 2026 and 2025 was $0.7 million and $1.3 million, respectively. The decrease of $0.5 million was primarily due to a $0.4 million decrease in legal fees and accounting fees, $0.1 million decrease in insurance, and $0.2 million decrease in consulting and outside services. These increases were partially offset by a $0.2 million increase in severance.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through March 31, 2026 primarily through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.

On April 21, 2026, we entered into securities purchase agreements (the “Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement offering (the “Offering”), an aggregate offering of 17,500,000 shares of common stock, par value $0.0001 per share at an offering price of $0.04 per share for gross proceeds of $700,000. The Offering closed on April 21, 2026. Approximately $250,000 of the $700,000 was received prior to March 31, 2025, and is recorded as a subscription liability.

Future Funding Requirements

We have no products approved for commercial sale in the United States. However, with the assets related to the New Day licensing agreement, there are three products that have CE marks and are eligible to be sold in the European Union (“EU”) and certain eligible markets that accept the CE mark, with the notable exception of the United States at the present time but we cannot guarantee when and how much revenue will be generated from those products. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our product candidate. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of March 31, 2026, we had an accumulated deficit of $246.9 million. We expect to continue to incur significant losses for the foreseeable future.

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

The condensed consolidated financial statements as of March 31, 2026 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$578,584	$(1,117,422)
Investing activities	—	—
Financing activities	195,934	5,297,403

As of March 31, 2026, we had working capital of $2.0 million compared to working capital of $2.8 million as of December 31, 2025. The decrease of $0.8 million in working capital is primarily due to operating costs incurred during the period.

Operating Activities:

As of March 31, 2026, we had $2.6 million in cash. Net cash from operating activities was $0.6 million for the three months ended March 31, 2026 was primarily due to a refund receipt of a $1.0 million from a previously inactive prepaid insurance policy, partially offset by operating loss, adjusted for non-cash charges.

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

Investing Activities:

There was no cash provided by or used in investing activities during the three months ended March 31, 2026 and 2025.

Financing Activities:

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2026, a $250,000 cash receipt related to a stock subscription liability, partially offset by the $54,066 payment on the D&O note payable.

Net cash provided by financing activities was $5.3 million for the three months ended March 31, 2025, due primarily to $8.2M net proceeds received from the exercise of the warrants and equity issuance offset by $2.9 million payment on notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2026, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025.

ITEM 5. Other Information

During the three months ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 22, 2026)
10.2	Employment Agreement with Vincent LoPriore dated May 5, 2026
10.3	Employment Agreement with Gary Stetz dated May 5, 2026
31.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: 5/14/2026	By:	/s/ GARY STETZ
Gary Stetz
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

