Form 10-Q
period 2026-06-30
Hepion Pharmaceuticals, Inc.
filed 2026-08-13
CIK 1583771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

The number of shares of the registrant’s Common Stock outstanding as of August 10, 2026 was 90,219,317.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$1,628,625	$1,828,062
Prepaid expenses	298,817	1,241,890
Total current assets	1,927,442	3,069,952
Total assets	$1,927,442	$3,069,952

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$169,875	$167,810
Accrued expenses	322,884	77,507
Notes payable, current	—	54,066
Total current liabilities	492,759	299,383

Derivative financial instruments—warrants	156,164	103,022
Total liabilities	648,923	402,405
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Series A convertible preferred stock, stated value $10 per share, 85,581 shares issued and outstanding at June 30, 2026 and December 31, 2025.	855,808	855,808
Series C convertible preferred stock, stated value $1,000 per share, 1,688 shares issued and outstanding at June 30, 2026 and December 31, 2025.	839,320	839,320

Common stock—$0.0001 par value per share; 120,000,000 shares authorized, 29,120,317 and 11,620,317 issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	2,912	1,162
Additional paid-in capital	247,728,818	247,060,568
Accumulated other comprehensive income.	8,345	8,345
Accumulated deficit	(248,156,684)	(246,097,656)
Total stockholders’ equity	1,278,519	2,667,547
Total liabilities and stockholders’ equity	$1,927,442	$3,069,952

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Cost and expenses:
Research and development	50,918	423,277	120,918	445,512
General and administrative	1,160,573	919,488	1,889,082	2,177,848
Asset impairment loss	—	402,746	—	402,746
Total operating expenses	1,211,491	1,745,511	2,010,000	3,026,106
Loss from operations	(1,211,491)	(1,745,511)	(2,010,000)	(3,026,106)

Other income (expense):
Interest income (expense)	6,243	4,866	4,114	(19,945)
Change in fair value of derivative financial instruments-warrants	(42,989)	698,073	(53,142)	(4,102,408)
Net loss	$(1,248,237)	$(1,042,572)	$(2,059,028)	$(7,148,459)

Weighted-average common shares outstanding:
Basic and diluted	16,193,404	11,328,122	13,906,860	7,137,017

Net loss per common share: (see Note 9)
Basic and diluted	$(0.08)	$(0.09)	$(0.15)	$(1.00)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(1,248,237)	$(1,042,572)	$(2,059,028)	$(7,148,459)
Other comprehensive income (loss):
Foreign currency translation	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Comprehensive loss	$(1,248,237)	$(1,042,572)	$(2,059,028)	$(7,148,459)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	85,581	$855,808	1,688	$839,320	11,620,317	$1,162	$247,060,568	$8,345	$(246,097,656)	$2,667,547

Net loss	—	—	—	—	—	—	—	—	(810,791)	(810,791)
Balance at March 31, 2026	85,581	$855,808	1,688	$839,320	11,620,317	1,162	$247,060,568	$8,345	$(246,908,447)	$1,856,756

Net loss	—	—	—	—	—	—	—	—	(1,248,237)	(1,248,237)
Issuance of common stock, net	—	—	—	—	17,500,000	1,750	668,250	—	—	670,000
Balance at June 30, 2026	85,581	$855,808	1,688	$839,320	29,120,317	2,912	$247,728,818	$8,345	$(248,156,684)	$1,278,519

	Preferred Stock		Preferred Stock				Additional	Accumulated other		Total
	Series A		Series C		Common Stock		Paid in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	85,581	$855,808	1,688	$839,320	139,168	$14	$234,252,981	$8,345	$(237,819,806)	$(1,863,338)

Net loss	—	—	—	—	—	—	—	—	(6,105,887)	(6,105,887)
Stock-based compensation expense	—	—	—	—	—	—	20,783	—	—	20,783
Issuance of restricted stock units	—	—	—	—	1,000	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net	—	—	—	—	553,846	55	2,086,537	—	—	2,086,592
Issuance of common stock in connection with stock split	—	—	—	—	60,860	6	(6)	—	—	—
Conversion of 2025 Series B warrants into common stock	—	—	—	—	8,834,034	884	9,757,029	—	—	9,757,913
Balance at March 31, 2025	85,581	$855,808	1,688	$839,320	9,588,908	959	$246,117,324	$8,345	$(243,925,693)	$3,896,063

Net loss	—	—	—	—	—	—	—	—	(1,042,572)	(1,042,572)
Conversion of 2025 Series B warrants into common stock	—	—	—	—	1,339,368	134	672,684	—	—	672,818
Issuance of common stock in connection with license agreement	—	—	—	—	692,041	69	270,560	—	—	270,629
Balance at June 30, 2025	85,581	$855,808	1,688	$839,320	11,620,317	1,162	$247,060,568	$8,345	$(244,968,265)	$3,796,938

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,059,028)	$(7,148,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	20,783
Asset impairment loss	—	402,746
Change in fair value of derivative financial instruments—warrants	53,142	4,102,408
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	247,442	(22,693)
Prepaid expenses and other assets	943,073	152,433
Net cash used in operating activities	(815,371)	(2,492,782)

Cash flows from investing activities:
Investment in license agreement	—	(132,117)
Net cash used in investing activities	—	(132,117)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net	700,000	9,000,000
Equity issuance costs	(30,000)	(802,597)
Payments on notes payable	(54,066)	(3,054,517)
Net cash provided by financing activities	615,934	5,142,886
Net increase (decrease) in cash	(199,437)	2,517,987
Cash at beginning of period	1,828,062	406,408
Cash at end of period	$1,628,625	$2,924,395

Supplementary disclosure of non-cash financing activities:
Issuance of Note Payable for payment of prepaid expense	—	526,178
Cashless Exercise of 2025 Series B Warrants	$—	$10,430,732
Issuance of common stock in connection with license agreement	$—	$270,629

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

On February 25, 2026, we entered into an intellectual property license agreement with Cirna Diagnostics, LLC (“Cirna”) pursuant to which we licensed certain liver disease diagnostic assets from Cirna. We paid an upfront payment of $70,000 during the six months ended June 30, 2026 and will pay up to $2,350,000 in milestone payments, up to $4,500,000 in sales milestone payments and a royalty payment on net sales in the low single digits. We accounted for this transaction as an asset acquisition. The total consideration of $70,000 was allocated to purchased in-process research and development, and it was expensed upon the completion of the transaction. We did not recognize any contingent consideration (milestone payments) given the low probability of meeting those targets. Royalties will be recognized when earned.

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

Going Concern

As of June 30, 2026, we had $1.6 million in cash, an accumulated deficit of $248.2 million, and working capital of $1.4 million. For the six months ended June 30, 2026, cash used in operating activities was $0.8 million. We have not generated revenue to date and have incurred substantial losses and negative cash flows from operations since our inception. We have historically funded our operations through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, including shares sold through at-the market offerings. Our ability to continue operations after our current cash resources are exhausted depends on future events outside of our control, including our ability to obtain additional financing or to achieve profitable operations, as to which no assurances can be given. If adequate additional funds are not available when required, management may need to curtail planned operations to conserve cash until sufficient additional capital can be raised. There can be no assurances that such a plan would be successful.

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

On April 21, 2026, we entered into securities purchase agreements (the “Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement offering (the “April 2026 Offering”), an aggregate of 17,500,000 shares of common stock, par value $0.0001 per share at an offering price of $0.04 per share for gross proceeds of $700,000. The Offering closed on April 21, 2026.

On July 31, 2026, we entered into securities purchase agreements with certain accredited investors pursuant to which the Company agreed to sell and issue 61,100,000 shares of common stock, par value $0.0001 per share, and warrants to purchase 61,100,000 shares of common stock, in a private placement offering (the “July 2026 Offering”), at an offering price of $0.05 for gross proceeds of approximately $3.1 million. The warrants are exercisable at an exercise price of $0.06 per share for five years from the date of issuance. The July 2026 Offering closed on August 3, 2026.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that will have a material effect on our condensed consolidated financial statements for the three and six months ended June 30, 2026.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Stockholders’ Equity

On April 21, 2026, the Company entered into securities purchase agreements (the “Agreements”) with certain accredited investors (the “Investors”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement offering (the “Offering”), an aggregate of 17,500,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) at an offering price of $0.04 per share for gross proceeds of $700,000.

Series A Convertible Preferred Stock

Each share of the Series A is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value of such share by the conversion price that is subject to adjustment. As of June 30, 2026, there were 85,581 shares outstanding. During the three and six months ended June 30, 2026 and 2025, no shares of the Series A were converted. If we sell common stock or equivalents at an effective price per share that is lower than the conversion price, the conversion price may be reduced to the lower conversion price. The Series A will be automatically convertible into common stock in the event of a fundamental transaction as defined in the offering agreements.

Series C Convertible Preferred Stock Issuance

As of June 30, 2026, there were 1,688 shares outstanding. There were no conversions for the three and six months ended June 30, 2026 and 2025. Each share of Series C is convertible into common stock at any time at the option of the holder thereof at the conversion price then in effect. The conversion price for the Series C is determined by dividing the stated value of $1,000 per share by $0.0092 per share (subject to adjustments upon the occurrence of certain dilutive events).

Common Stock and Warrant Offering

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 6). The following assumptions were used to measure the Series A and Series B-1 Warrants as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Stock price	$0.07	$0.06
Expected warrant term (years)	2.6 years	3.1 years
Risk-free interest rate	4.15%	3.64%
Expected volatility	200.48%	171.05%
Dividend yield	—	—

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The exercise price, amount of warrants outstanding and fair value for all warrants as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026			December 31, 2025
	Exercise Price	Warrants Outstanding	Fair Value	Exercise Price	Warrants Outstanding	Fair Value
Series A Warrants	$95.50	19,608	—	$95.50	19,608	—
Series B-1 Warrants	$95.50	14,706	—	$95.50	14,706	—
2025 Series A Warrants	$3.22	3,443,461	$156,164	$3.22	3,443,461	$103,022
Total		3,477,775	$156,164		3,477,775	$103,022

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

The Company accounted for Series A and Series B warrants as liability awards and the Pre-Funded Warrant as a permanent equity, using an allocation of 75% for the liability and 25% for the equity components. A total of $2.3 million was recorded to permanent equity for the common stock and pre-funded warrants. The Series A and Series B Warrants were recorded at fair value on the date of issuance, and remeasured at fair value at the balance sheet date, with changes in fair value recorded to earnings. The Series A and Series B Warrant liabilities were assessed to be $1.3 million and $5.4 million, respectively, on the day of the transaction. As of December 31, 2025, a total of 10,173,402 Series B warrants were exercised and converted into common shares. As of June 30, 2026, none of the Series A warrants have been exercised, and the fair value of the Series A warrant liability was approximately $0.2 million. The total number of unexercised Series A warrants as of June 30, 2026 was 3,443,461. All of the pre-funded warrants were exercised as of March 31, 2025.

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

The Series B warrants contained certain volume weighted average price provisions that reset the exercise price to a minimum floor price of $3.22 and also resets the number of warrants to 3,406,390 which are exercisable into 10,173,402 common shares.

As of April 4, 2025 all of the Series B warrants were exercised into common shares at a weighted average reset price of $3.27. Since the Series B warrants were exercised on a cashless basis, there were no proceeds to the company. No Series A warrants were exercised, however the reset provisions increased the amount of Series A warrants such that 3,443,461 are outstanding at an exercise price of $3.22.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of these liability classified warrants was estimated using the Black-Scholes option pricing model. This method of valuation involves using inputs such as the fair value of our common stock, historical volatility, the contractual term of the warrants, risk-free interest rates and dividend yields. Due to the nature of these inputs, the valuation of the warrants is considered a Level 2 measurement (see Note 6). The following assumptions were used to measure the 2025 Series A.

	2025 Series A Warrants
	June 30,	December 31,	January 23,
	2026	2025	2025
Stock price	$0.07	$0.06	$10.00
Expected warrant term (years)	3.7 years	4.2 years	5.1 years
Risk-free interest rate	4.17%	3.64%	4.12%
Expected volatility	184.34%	151.25%	114.0%
Dividend yield	—	—	—

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

The following table sets forth the components of changes in our derivative financial instruments liability balance for the six months ended June 30, 2026.

Date	Number of Warrants Outstanding	Derivative Instrument Liability
Balance of derivative liability at December 31, 2025	3,477,775	$103,022
Change in fair value of warrants	—	53,142
Balance of derivative liability at June 30, 2026	3,477,775	156,164

5. Notes Payable

On March 15, 2025, the Company entered into a one-year Directors and Officers Liability Insurance agreement for $656,178. The Company made a down payment of $130,000, with the remaining balance financed with a third-party over the following ten months at an annual percentage rate of 7.30%. Beginning April 2025, the Company will make 10 monthly payments of $54,394, with the last payment to be made in January 2026. At the end of June 30, 2026, there was no outstanding balance on this note payable.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. Fair Value Measurements

The following table presents our liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy at June 30, 2026 and December 31, 2025.

	Fair Value Measurement at Reporting Date Using
Description	Fair value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026:
Derivative liabilities related to warrants	$156,164	$—	$156,164	$—

As of December 31, 2025:
Derivative liabilities related to warrants	$103,022	$—	$103,022	$—

The unrealized gains or losses on the derivative liabilities are recorded as a change in fair value of derivative financial instruments—warrants in our consolidated statement of operations. See Note 4 for a rollforward of the derivative liability for the six months ended June 30, 2026.

7. Accrued Liabilities

The following table presents our accrued liabilities at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025

Payroll related	$138,386	$29,172
Accrued taxes	127,263
Other	57,235	48,335
Total accrued expenses	$322,884	$77,507

8. Accounting for Share-Based Payments

On June 3, 2013, we adopted the 2013 Equity Incentive Plan (the 2013 Plan), which expired in June 2023 and we are no longer making grants under it. Stock options granted under the 2013 Plan typically vested after three years of continuous service from the grant date and had a contractual term of ten years.

In April 2023, our board of directors approved the 2023 Omnibus Equity Incentive Plan (the 2023 Plan), which became effective in June 2023 upon stockholder approval. The 2023 Plan allowed for the grant of up to 10,000 awards for the purpose of attracting, motivating and retaining employees (including officers), non-employee directors and non-employee consultants. On April 24, 2026, the Board approved an amendment to the 2023 Plan to increase the total shares of common stock reserved for issuance under the 2023 Plan to an aggregate of 8,000,000, which was approved by our stockholders on Jun 17, 2026. As of June 30, 2026, we had 7,997,252 awards available for grant from the 2023 Plan.

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We classify stock-based compensation expense in our consolidated statement of operations in the same way the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified. We recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$—	$—	$—	$20,783
Total stock-based compensation expense	$—	$—	$—	$20,783

A summary of stock option activity under the 2013 Plan and 2023 Plan is presented as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2025	5,822	$356.90	$—	5.15 years
Forfeited	(3,801)	$311.51	$—
Balance outstanding, June 30, 2026	2,021	$440.88	$—	0.12 years
Awards outstanding, vested awards and those expected to vest at June 30, 2026	2,021	$440.88	$—	0.12 years
Vested and exercisable at June 30, 2026	2,021	$440.88	$—	0.12 years

As of June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options outstanding, net of expected forfeitures.

9. Loss per Share

Basic and diluted net loss per common share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per common share:	2026	2025	2026	2025
Numerator:
Net loss	$(1,248,237)	$(1,042,572)	$(2,059,028)	$(7,148,459)
Denominator:
Weighted average common shares outstanding	16,193,404	11,328,122	13,906,860	7,137,017
Net loss per share of common stock—basic and diluted	$(0.08)	$(0.09)	$(0.15)	$(1.00)

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following outstanding securities at June 30, 2026 and 2025 have been excluded from the computation of basic and diluted weighted shares outstanding, as they would have been anti-dilutive due to net loss:

	Six Months Ended June 30,
	2026	2025
Common shares issuable for:
Series A preferred stock	3	3
Series C preferred stock	16	16
Stock options	2,021	7,813
Warrants – liability classified	3,477,775	3,492,481
Warrants – equity classified	—	1,795
Total	3,479,815	3,502,108

The strike price for the equity classified warrants was $2,500 each and expired in February 2026.

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

HEPION PHARMACEUTICALS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Employment Agreements

On May 5, 2026, we entered into an employment agreement with each of Vincent LoPriore, our Executive Chairman (the “LoPriore Employment Agreement”) and Gary Stetz, our Chief Executive Officer (the “Stetz Employment Agreement”).

The LoPriore Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one-year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then current term. Pursuant to the LoPriore Employment Agreement, Mr. LoPriore shall: (i) receive a base salary of $280,000 per year, which may be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) shall be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In addition, Mr. LoPriore received a $50,000 sign-on bonus.

In the event Mr. LoPriore’s employment is terminated by the Company other than as a result of his death or Disability and other than for Cause, or if Mr. LoPriore terminates his employment for Good Reason (as defined in the LoPriore Employment Agreement), then, in addition to accrued compensation, the Company shall (i) continue to pay Mr. LoPriore’s base salary and provide health benefits for a period of 12 months following the termination date or, in the case of benefits, such time as Mr. LoPriore receives equivalent coverage and benefits under plans and programs of a subsequent employer; and (ii) provide such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of the Company (other than any severance plans or programs). In addition, all unvested time-based equity awards (including Restricted Shares and Stock Options) shall be immediately and fully accelerated and become vested. Moreover, Stock Options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the expiration date of the Stock Option.

The Stetz Employment Agreement shall continue for a period of five years and, thereafter, shall automatically renew for successive one year terms unless either party provides the other party with written notice of non-renewal at least 60 days prior to the last day of the then current term. Pursuant to the Stetz Employment Agreement, Mr. Stetz shall: (i) receive a base salary of $250,000 per year, which may be increased by the Board; (ii) be eligible to receive an annual bonus equal to 50% of his then base salary based upon the achievement of Company and individual targets to be established by the Board, in its sole discretion; (iii) shall be eligible to receive equity-based compensation awards as determined by the Company; (iv) receive reimbursement of reasonable business expenses; and (v) receive such other benefits that the Company may make available to its senior executives from time to time along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. In addition, Mr. Stetz received a $50,000 sign-on bonus.

In the event Mr. Stetz’s employment is terminated by the Company other than as a result of his death or Disability and other than for Cause, or if Mr. Stetz terminates his employment for Good Reason (as defined in the Stetz Employment Agreement), then, in addition to accrued compensation, the Company shall (i) continue to pay Mr. Stetz’s base salary and provide health benefits for a period of 12 months following the termination date or, in the case of benefits, such time as Mr. Stetz receives equivalent coverage and benefits under plans and programs of a subsequent employer; and (ii) provide such other or additional benefits, if any, as may be provided under applicable employee benefit plans, programs and/or arrangements of the Company (other than any severance plans or programs). In addition, all unvested time-based equity awards (including Restricted Shares and Stock Options) shall be immediately and fully accelerate and become vested Moreover, Stock Options that have vested as of the termination date shall remain exercisable until the earlier of (i) 60 months following such termination and (ii) the expiration date of the Stock Option.

On March 16, 2026, Dr. Kaouthar Lbiati, the Chief Executive Officer of Hepion Pharmaceuticals, Inc. (the “Company”) informed the Board of Directors (the “Board”) of the Company that she was resigning as Chief Executive Officer for personal reasons, effective immediately.

On April 13, 2026 (the “Separation Date”), the Company entered into a separation agreement with Dr. Lbiati pursuant to which, among other things, she was paid (i) $225,000, (ii) $30,625 representing the pro-rata portion of her potential cash bonus and (iii) reimbursement of her COBRA payments for 6 months.

Further, pursuant to the separation agreement, Dr. Lbiati agreed to a general release and confidentiality. Also on April 13, 2026, Dr. Lbiati resigned as a director of the Company.

11. Subsequent Events

On July 22, 2026, the Company and New Day Diagnostics LLC (“New Day”) entered into a termination and release agreement (the “Termination Agreement”) terminating the Intellectual Property License Agreement dated May 9, 2025, Amendment I to the Intellectual Property License Agreement dated October 16, 2025, and the Commercial Consulting Services Statement of Work dated as of June 23, 2025. Pursuant to the Termination Agreement, New Day agreed to return 346,020 shares of Common Stock to the Company from the original 692,041 shares initially issued to New Day.

On July 31, 2026, the Company entered into securities purchase agreements with certain accredited investors pursuant to which the Company agreed to sell and issue an aggregate of 61,100,000 shares of Common Stock and warrants to purchase 61,100,000 shares of Common Stock, in a private placement offering, at an offering price of $0.05 per share for gross proceeds of $3.1 million. The warrants are exercisable at an exercise price of $0.06 per share for five years from the date of issuance. The July 2026 Offering closed on August 3, 2026. The issuance of the Common Stock has not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

On August 1, 2026, we entered into an employment agreement with Sireesh Appajosyula, our Chief Operating Officer.

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

On February 25, 2026, we entered into an intellectual property license agreement with Cirna Diagnostics, LLC (“Cirna”) pursuant to which we licensed certain liver disease diagnostic assets from Cirna. We paid an upfront payment of $70,000 during the six months ended June 30, 2026 and will pay up to $2,350,000 in milestone payments, up to $4,500,000 in sales milestone payments and a royalty payment on net sales in the low single digits. We accounted for this transaction as an asset acquisition. The total upfront consideration of $70,000 was allocated to purchased in-process research and development, and was expensed upon the completion of the transaction. We did not recognize any contingent consideration (milestone payments) given the low probability of meeting those targets. Royalties will be recognized when earned.

On May 5, 2026, we entered into an employment agreement with each of Vincent LoPriore, our Executive Chairman and Gary Stetz, our Chief Executive Officer.

FINANCIAL OPERATIONS OVERVIEW

From inception through June 30, 2026, we have an accumulated deficit of $248.2 million, and we have not generated any revenue from operations.

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

During the six months ended June 30, 2026, there were no significant changes to our critical accounting estimates from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 3 of Notes to Condensed Consolidated Financial Statements, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	50,918	423,277	(372,359)
General and administrative	1,160,573	919,488	241,085
Asset impairment loss	—	402,746	(402,746)
Total operating expenses	1,211,491	1,745,511	(534,020)
Loss from operations	(1,211,491)	(1,745,511)	534,020

Other income (expense):
Interest income (expense)	6,243	4,866	1,377
Change in fair value of derivative financial instruments—warrants	(42,989)	698,073	(741,062)
Net loss	$(1,248,237)	$(1,042,572)	$(205,665)

We had no revenues during the three months ended June 30, 2026 and 2025, because we have not commercialized any of our medical diagnostic products and we do not expect to have such products for several years, if at all.

Research and development expenses for the three months ended June 30, 2026 and 2025 was approximately $0.1 million and $0.4 million, respectively. The decrease in research and development expense in 2026 is primarily related to purchased in-process research and development from the New Day asset acquisition in 2025.

General and administrative expenses for the three months ended June 30, 2026 and 2025 was approximately $1.2 million and $0.9 million, respectively. The increase of $0.2 million was primarily due to a $0.3 million increase in personnel costs of our general and administrative employees, $0.1 million in non-income tax expense and $0.1 million increase in public company costs. These increases were offset by decreases in legal fees and accounting fees of $0.1 million and consulting and outside services of $0.2 million.

Asset impairment loss for the three months ended June 30, 2026 and 2025 was $0 and $0.4 million, respectively. The decrease in asset impairment loss is related to the asset from the New Day license agreement that was fully impaired in prior year.

Comparison of the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Revenues	$—	$—	$—
Costs and Expenses:
Research and development	120,918	445,512	(324,594)
General and administrative	1,889,082	2,177,848	(288,766)
Asset impairment loss	—	402,746	(402,746)
Total operating expenses	2,010,000	3,026,106	(1,016,106)
Loss from operations	(2,010,000)	(3,026,106)	1,016,106

Other income (expense):
Interest income (expense)	4,114	(19,945)	24,059
Change in fair value of derivative financial instruments—warrants	(53,142)	(4,102,408)	4,049,266
Net loss	$(2,059,028)	$(7,148,459)	$5,089,431

We had no revenues during the six months ended June 30, 2026 and 2025, because we have not commercialized any of our medical diagnostic products and we do not expect to have such products for several years, if at all.

Research and development expenses for the six months ended June 30, 2026 and 2025 were approximately $0.1 million and $0.4 million, respectively. The decrease in research and development expense in 2026 is primarily related to the purchase of in-process research and development related to the New Day asset acquisition in 2025, partially offset by Cirna license fees incurred in 2026.

General and administrative expenses for the six months ended June 30, 2026 and 2025 were approximately $1.9 million and $2.2 million, respectively. The decrease of approximately $0.3 million was primarily due to a $0.5 million decrease in legal and accounting fees and $0.4 million decrease in consulting and outside services. These decreases were partially offset by a $0.6 million increase in personnel costs of our general and administrative employees, including severance of $0.2 million.

Asset impairment loss for the three months ended June 30, 2026 and 2025 was $0 and $0.4 million, respectively. The decrease in asset impairment loss is related to the asset from the New Day license agreement that was fully impaired in prior year.

Liquidity and Capital Resources

Sources of Liquidity

We have funded our operations through June 30, 2026 primarily through the issuance of convertible preferred stock, warrants, the issuance and sale of shares of our common stock, and subsequent issuances of shares of our common stock through at-the market offerings.

On April 21, 2026, we entered into securities purchase agreements with certain accredited investors pursuant to which the Company agreed to sell and issue an aggregate of 17,500,000 shares of Common Stock in a private placement offering at an offering price of $0.04 per share for gross proceeds of $700,000. The Offering closed on April 21, 2026.

On July 31, 2026, we entered into securities purchase agreements with certain accredited investor pursuant to which the Company agreed to sell and issue an aggregate of 61,100,000 shares of Common Stock and warrants to purchase 61,100,000 shares of Common Stock, in a private placement offering at an offering price of $0.05 per share for gross proceeds of $3.1 million. The warrants are exercisable at an exercise price of $0.06 per share for five years from the date of issuance. The July 2026 Offering closed on August 3, 2026.

Future Funding Requirements

We have no products approved for commercial sale in the United States. To date, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, undertaking preclinical studies and clinical trials of our former product candidates. As a result, we are not profitable and have incurred losses in each period since our inception in 2013. As of June 30, 2026, we had an accumulated deficit of $248.2 million. We expect to continue to incur significant losses for the foreseeable future.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, results and costs of researching and developing our current and future product candidate and programs, and of conducting preclinical studies and clinical trials;

●	the number and development requirements of other product candidates that we may pursue, and other indications for our current product candidate that we may pursue;

●	the timing of, and the costs involved in, obtaining regulatory and marketing approvals and developing our ability to establish sales and marketing capabilities, if any, for our future product candidates we develop if clinical trials are successful;

●	our ability to establish and maintain collaborations, strategic licensing or other arrangements and the financial terms of such agreements;

●	the cost of commercialization activities for our future product candidates that we may develop, whether alone or with a collaborator;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and

A change in the outcome of any of these or other variables with respect to the development of any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will need additional funds to meet operational needs and capital requirements associated with such operating plans.

The condensed consolidated financial statements as of June 30, 2026 have been prepared under the assumption that we will continue as a going concern within one year after the financial statements are issued. Due to our accumulated deficit and our recurring and expected continuing losses from operations, we have concluded there is substantial doubt in our ability to continue as a going concern without additional capital becoming available to attain further operating efficiencies and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash Flows

The following table summarizes our cash flows for the following periods:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(815,371)	$(2,492,782)
Investing activities	—	(132,117)
Financing activities	615,934	5,142,886

As of June 30, 2026, we had working capital of $1.4 million compared to working capital of $2.8 million as of December 31, 2025. The decrease of $1.4 million in working capital is primarily due to operating costs incurred during the period.

Operating Activities:

Net cash used in operating activities was $0.8 million for the six months ended June 30, 2026, consisting primarily of our net loss of $2.1 million, offset by a refund receipt of a $1.0 million from a previously inactive prepaid insurance policy, change in accounts payable and accrued expense of $0.2 million, and non-cash change in fair value of derivative instrument related to outstanding warrants of $0.1 million.

Net cash used in operating activities was $2.5 million for the six months ended June 30, 2025, consisting primarily of our net loss of $7.1 million, adjusted for non-cash charges of $4.5 million, including $4.1 million in change in fair value of derivative warrants and $0.4 million in asset impairment loss. Changes in operating assets and liabilities increased by $0.1 million.

Investing Activities:

There was no cash provided by or used in investing activities during the six months ended June 30, 2026. Net cash used in investing activities was $0.1 million for the six months ended June 30, 2025 related to the acquisition of licenses from New Day Diagnostics.

Financing Activities:

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2026, consisting of net proceeds of $0.7 million from the equity raise in April 2026, offset by payment of notes payable of $0.1 million.

Net cash provided by financing activities was $5.3 million for the six months ended June 30, 2025, due primarily to $8.2 million in net proceeds received from the exercise of the warrants and equity issuance offset by $2.9 million payment on notes payable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2026, our Interim Principal Executive Officer/Principal Financial Officer has concluded that due to the material weaknesses in our internal control over financial reporting noted below, our disclosure controls and procedures were not effective.

●	Due to cost-cutting measures, the Company’s control environment was ineffective as they did not maintain a sufficient complement of personnel to execute controls as designed including the absence of proper segregation of duties. Such impacted controls include indirect controls affecting risk assessment, information & communication, and monitoring components of COSO along with certain control activities including both business process controls and information technology general controls.
●	Lack of proper design and implementation of controls over formal review, approval, and evaluation of non-core, complex accounting transactions.
●	Lack of proper design and implementation of certain controls over the income tax provision and management’s review of the income tax provision. The Company utilized a third-party to assist in the preparation of the tax provision. Specifically, the Company did not sufficiently design and implement controls related to the completeness and accuracy of certain aspects of the tax provision and the completeness and accuracy of income tax disclosures.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal controls over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025.

ITEM 5. Other Information

During the three months ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement, and/or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 4, 2026).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 4, 2026)
10.2	Employment Agreement with Sireesh Appajosyula dated August 1, 2026.
31.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEPION PHARMACEUTICALS, INC. (Registrant)

Date: August 13, 2026	By:	/s/ GARY STETZ
Gary Stetz
Interim Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

